Form 10-Q
period 2017-03-31
ICC Holdings, Inc.
filed 2017-05-15
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

_______________________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2017 was 3,150,000.

Table of Contents [Review titles on links to financials]

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $66,483,930 at	$67,684,804	$64,134,023
3/31/2017 and $62,929,091 at 12/31/2016)
Common stocks¹ (cost - $7,718,532 at	8,355,129	6,982,547
3/31/2017 and $6,311,708 at 12/31/2016)
Preferred stocks (cost - $3,670,884 at	3,664,710	2,798,413
3/31/2017 and $2,925,434 at 12/31/2016)
Property held for investment, at cost, net of accumulated depreciation of	2,199,760	2,207,424
$65,259 at 3/31/2017 and $50,948 at 12/31/2016
Cash and cash equivalents	32,517,702	4,376,847
Total investments and cash	114,422,105	80,499,254
Accrued investment income	523,667	524,156
Premiums and reinsurance balances receivable, net of allowances for	17,495,767	17,479,487
uncollectible amounts of $50,000 at 3/31/2017 and 12/31/2016
Ceded unearned premiums	243,075	270,751
Reinsurance balances recoverable on unpaid losses and settlement expenses,	9,472,625	12,114,998
net of allowances for uncollectible amounts of $0 at 3/31/2017 and 12/31/2016
Current federal income taxes	53,873	149,252
Net deferred federal income taxes	526,422	888,254
Deferred policy acquisition costs, net	4,335,085	4,162,927
Property and equipment, at cost, net of accumulated depreciation of	3,737,076	3,719,535
$4,414,058 at 3/31/2017 and $4,308,247 at 12/31/2016
Other assets	1,647,346	2,351,347
Total assets	$152,457,041	$122,159,961

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$49,863,933	$52,817,254
Unearned premiums	24,564,128	24,777,712
Reinsurance balances payable	154,968	109,790
Corporate debt	5,215,142	3,786,950
Accrued expenses	2,487,741	4,827,042
Other liabilities	6,530,493	2,241,003
Total liabilities	88,816,405	88,559,751
Equity:
Common stock[2]	35,000	—
Additional paid-in capital	32,587,566	—
Accumulated other comprehensive earnings, net of tax	1,208,657	1,154,175
Retained earnings	33,295,079	32,446,035
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,485,666)	—
Total equity	63,640,636	33,600,210
Total liabilities and equity	$152,457,041	$122,159,961

1Common stock securities consist of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500.

2Par value $0.01; authorized: 2017 - 10,000,000 shares and  2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,150,000 and 2016 - 0 shares.

32017 – 350,000 shares and 2016 – 0 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	Ended March 31,
	2017	2016
Net premiums earned	$10,838,106	$10,290,762
Net investment income	472,324	347,826
Net realized investment gains	444,781	124,248
Other income	84,258	58,325
Consolidated revenues	11,839,469	10,821,161
Losses and settlement expenses	6,599,384	6,379,496
Policy acquisition costs	3,734,652	3,531,980
Interest expense on debt	52,310	41,347
General corporate expenses	139,215	92,889
Total expenses	10,525,561	10,045,712
Earnings before income taxes	1,313,908	775,449
Income tax expense:
Current	131,098	39,030
Deferred	333,766	266,423
Total income tax expense	464,864	305,453
Net earnings	$849,044	$469,996

Other comprehensive earnings, net of tax	54,481	1,009,018
Comprehensive earnings	$903,525	$1,479,014

Earnings per share[1]:
Basic:
Basic net earnings per share	$ 0.27	$ 0.15
Diluted:
Diluted net earnings per share	$ 0.27	$ 0.15

Weighted average number of common shares outstanding[2]:
Basic	3,150,000	3,150,000
Diluted	3,150,000	3,150,000

1The unaudited pro forma earnings per share for the three months ended March 31, 2016 is provided as a basis for comparison of current period earnings.

2Weighted average number of common shares outstanding for the three months ended March 31, 2016 is based off of the resulting shares from the initial public offering that was completed in March 2017 and are used to calculate the pro forma earnings per share for the three months ended March 31, 2016.

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$849,044	$469,996
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Net realized investment gains	(444,781)	(124,248)
Depreciation	216,554	180,431
Deferred income tax	333,766	266,423
Amortization of bond premium and discount	59,521	57,100
Change in:
Accrued investment income	489	109,460
Premiums and reinsurance balances receivable (net)	(16,280)	(3,479,388)
Reinsurance balances payable	45,178	—
Ceded unearned premiums	27,676	(82,846)
Reinsurance balances recoverable	2,642,373	(252,731)
Deferred policy acquisition costs	(172,158)	(107,628)
Accrued expenses	(2,339,301)	(1,429,665)
Unpaid losses and settlement expenses	(2,953,321)	373,130
Unearned premiums	(213,584)	(41,095)
Current federal income tax	95,379	39,030
Other	1,151,454	(1,080,010)
Net cash provided by (used in) operating activities	(717,991)	(5,102,041)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(3,870,786)	(1,895,534)
Common stocks, available-for-sale	(2,947,068)	(388,740)
Preferred stock, available-for-sale	(125,575)	—
Property and equipment	(220,148)	(536,881)
Property held for investment	(6,646)	(1,632,254)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	3,507,897	6,177,479
Common stocks, available-for-sale	1,955,715	—
Property and equipment	365	8,300
Net cash (used in) provided by investing activities	(1,706,246)	1,732,370
Cash flows from financing activities:
Proceeds received from issuance of shares of common stock, net of offering costs	29,136,900	—
Proceeds from loan	3,499,149	—
Proceeds from sale leaseback	—	777,643
Proceeds from bank overdraft	—	1,253,977
Repayments of borrowed funds	(2,070,957)	(105,893)
Net cash provided by financing activities	30,565,092	1,925,727
Net increase (decrease) in cash and cash equivalents	28,140,855	(1,443,944)
Cash and cash equivalents at beginning of year	4,376,847	2,179,511
Cash and cash equivalents at end of period	$32,517,702	$735,567
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	52,186	42,923
Non-cash transactions:
Payable for securities purchased	3,842,037	—

See accompanying notes to consolidated financial statements.

~  5  ~

Notes to Unaudited Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group for the period after the completion of the stock conversion and refer to ICC and its subsidiaries for the period prior to the stock conversion. On a stand-alone basis ICC Holdings, Inc is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc., an operating insurance company, Illinois Casulaty Company (ICC), and ICC’s three wholly-owned subsidiaries, Beverage Insurance Agency, Inc., an inactive insurance agency, Estrella Innovative Solutions, Inc., an outsourcing company, and ICC Realty, LLC, a real estate services and holding company. ICC is an Illinois domiciled company.

ICC Holdings, Inc. was formed so that it could acquire all of the capital stock of ICC in a mutual-to-stock conversion. The plan of conversion was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million were converted into 165,000 shares of the Company’s common stock. The Company’s offering closed on March 24, 2017, and our Employee Stock Ownership Plan (ESOP) purchased 350,000 of the shares in the offering. In order to complete the purchase of common shares, the ESOP borrowed money from ICC. ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 and used the proceeds to repay ICC for the money borrowed by the ESOP. On March 28, 2017, the Company’s stocks began trading on the NASDAQ Capital Market under the “ICCH” ticker. The Company paid $978,150 of underwriting fees to Griffin Financial Group, LLC. Proceeds received from the offering net of offering costs and underwriting fees was $29.1 million.

Prior to the conversion on March 24, 2017, ICC Holdings, Inc did not engage in any operations. After the conversion, ICC Holdings, Inc’s primary assets are the outstanding capital stock of ICC and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual to stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result. The condensed consolidated financial statements as of March 31, 2017 and for the three months then ended, include ICC Holdings and subsidiaries. The financial statements as of December 31, 2016, as of March 31, 2016, and for the three months ended March 31, 2016, represent ICC and its subsidiaries only, as the conversion to stock form was completed on March 24, 2017.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Illinois, Iowa, Indiana, Minnesota, Missouri, Wisconsin, and Ohio and markets through independent agents. Approximately 35.9% and 39.2% of the premium is written in Illinois for the three months ended March 31, 2017 and 2016, respectively. ICC has three wholly owned subsidiaries, Beverage Insurance Agency, Estrella Innovative Solutions, Inc., and ICC Realty, LLC.; however the Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2016 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2016, was derived from the audited consolidated balance sheet of ICC as of that date. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2017, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

The preparation of the unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the period.  These amounts are inherently subject to change and actual results could differ significantly from these estimates.

~  6  ~

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2016. The following are new or revised disclosures.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense related to its employee stock ownership plan (ESOP) ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For purposes of calculating earnings per share, the Company includes the weighted average of ESOP shares committed to be released for the period. The ESOP covers executives, managers and associates.

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic and diluted EPS includes ESOP shares committed to be release. The unaudited pro forma earnings per share for the three months ended March 31, 2016 is provided to be used as a basis for comparison of current period earnings. The weighted average number of common shares outstanding for the three months ended March 31, 2016 is based off of the resulting shares from the initial public offering that was completed in March 2017.

D.     PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the Company’s 2016 Form 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies at a later date in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2017 and 2016, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2017	2016
Automobiles	$744,211	$668,794
Furniture and fixtures	432,179	516,318
Computer equipment and software	3,281,787	3,151,676
Home office	3,692,957	3,690,994
Total cost	8,151,134	8,027,782
Accumulated depreciation	(4,414,058)	(4,308,247)
Net property and equipment	$3,737,076	$3,719,535

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains and losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 34 percent tax rate.

~  7  ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$527,327	$(179,291)	$348,036	$1,653,064	$(562,042)	$1,091,022
Reclassification adjustment for (gains) losses included in net income	(444,781)	151,226	(293,555)	(124,248)	42,244	(82,004)
Total other comprehensive (loss) earnings	$82,546	$(28,065)	$54,481	$1,528,816	$(519,798)	$1,009,018

The following table provides the reclassifications out of accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2017	2016	where Net Earnings is Presented
Unrealized gains on AFS investments:
	$(444,781)	$(124,248)	Net realized investment gains
	151,226	42,244	Income tax expense
Total reclassification adjustment, net of tax	$(293,555)	$(82,004)

2.     INVESTMENTS

The Company’s investments include fixed income debt securities and common and preferred stock equity securities. All of the Company’s investments are presented as available-for-sale (AFS), which are carried at fair value. When available, quoted market prices are obtained to determine fair value for the Company’s investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. The Company has no investment securities for which fair value is determined using Level 3 inputs as defined in Note 3 – Fair Value Disclosures.  Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting.

The following is a summary of the proceeds from sales, maturities, and calls of available-for-sale securities and the related gross realized gains and losses for the three-months ended March 31, 2017 and 2016.

	For the Three-Months Ended Ended March 31,
				Net realized
	Proceeds	Gains	Losses	gain / (Loss)
2017
Fixed maturity securities	$3,507,897	$29,328	$(18)	$29,310
Common stocks	1,955,715	415,471	—	415,471
2016
Fixed maturity securities	$6,177,479	$124,251	$(3)	$124,248

~  8  ~

The amortized cost and estimated fair value of fixed income securities at March 31, 2017, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,002,040	$1,007,504
Due after one year through five years	17,204,823	17,632,613
Due after five years through 10 years	14,332,542	15,014,148
Due after 10 years	11,240,936	11,419,931
Asset and mortgage backed securities without a specific due date	22,703,589	22,610,608
Total fixed maturity securities	$66,483,930	$67,684,804

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in fixed income and equity securities as of March 31, 2017 and December 31, 2016:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,345,335	$1,342,762	$2,466	$(5,039)
MBS/ABS/CMBS	22,703,589	22,610,608	168,126	(261,107)
Corporate	26,227,525	26,984,615	827,528	(70,438)
Municipal	16,207,481	16,746,819	659,592	(120,254)
Total fixed maturity securities	66,483,930	67,684,804	1,657,712	(456,838)
Equity securities:
Common stocks	7,718,532	8,355,129	678,475	(41,878)
Preferred stocks	3,670,884	3,664,710	41,864	(48,038)
Total equity securities	11,389,416	12,019,839	720,339	(89,916)
Total AFS securities	$77,873,346	$79,704,643	$2,378,051	$(546,754)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2016
Fixed maturity securities:
U.S. treasury	$1,244,542	$1,241,125	$2,527	$(5,944)
MBS/ABS/CMBS	19,751,138	19,677,200	183,175	(257,113)
Corporate	27,593,568	28,344,907	842,782	(91,443)
Municipal	14,339,843	14,870,791	665,790	(134,842)
Total fixed maturity securities	62,929,091	64,134,023	1,694,274	(489,342)
Equity securities:
Common stocks	6,311,708	6,982,547	704,768	(33,929)
Preferred stocks	2,925,434	2,798,413	5,425	(132,446)
Total equity securities	9,237,142	9,780,960	710,193	(166,375)
Total AFS securities	$72,166,233	$73,914,983	$2,404,467	$(655,717)

Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of  $13,517,204 and $10,288,405 and commercial mortgage backed securities of $7,560,031 and $7,600,109 at March 31, 2017 and December 31, 2016, respectively.

~  9  ~

ANALYSIS

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of March 31, 2017, and December 31, 2016. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2017			December 31, 2016
		12 Mos			12 Mos
	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Treasury
Fair value	$994,547	$—	$994,547	$993,576	$—	$993,576
Cost or Amortized cost	999,586	—	999,586	999,520	—	999,520
Unrealized Loss	(5,039)	—	(5,039)	(5,944)	—	(5,944)

MBS/ABS/CMBS
Fair value	10,393,841	235,713	10,629,554	10,712,987	322,641	11,035,628
Cost or Amortized cost	10,654,350	236,311	10,890,661	10,968,840	323,901	11,292,741
Unrealized Loss	(260,509)	(598)	(261,107)	(255,853)	(1,260)	(257,113)

Corporate
Fair value	4,194,343	988,578	5,182,921	5,476,442	984,115	6,460,557
Cost or Amortized cost	4,253,949	999,410	5,253,359	5,552,624	999,376	6,552,000
Unrealized Loss	(59,606)	(10,832)	(70,438)	(76,182)	(15,261)	(91,443)

Municipal
Fair value	5,703,400	—	5,703,400	2,995,362	—	2,995,362
Cost or Amortized cost	5,823,654	—	5,823,654	3,130,204	—	3,130,204
Unrealized Loss	(120,254)	—	(120,254)	(134,842)	—	(134,842)

Subtotal, fixed income
Fair value	21,286,131	1,224,291	22,510,422	20,178,367	1,306,756	21,485,123
Cost or Amortized cost	21,731,539	1,235,721	22,967,260	20,651,188	1,323,277	21,974,465
Unrealized Loss	(445,408)	(11,430)	(456,838)	(472,821)	(16,521)	(489,342)

Common Stock
Fair value	—	216,690	216,690	—	445,872	445,872
Cost or Amortized cost	—	258,568	258,568	—	479,801	479,801
Unrealized Loss	—	(41,878)	(41,878)	—	(33,929)	(33,929)

Preferred Stock
Fair value	1,917,159	—	1,917,159	2,328,345	—	—
Cost or Amortized cost	1,965,197	—	1,965,197	2,460,791	—	—
Unrealized Loss	(48,038)	—	(48,038)	(132,446)	—	(132,446)

Total
Fair value	23,203,290	1,440,981	24,644,271	22,506,712	1,752,628	24,259,340
Cost or amortized cost	23,696,736	1,494,289	25,191,025	23,111,979	1,803,078	24,915,057
Unrealized Loss	$(493,446)	$(53,308)	$(546,754)	$(605,267)	$(50,450)	$(655,717)

As of March 31, 2017, the Company held 14 common equity and preferred stock securities in an unrealized loss position. Of these 14 securities, one has been in an unrealized loss position for 12 consecutive months or longer and represents $41,878 in unrealized losses. As of December 31, 2016, the Company held 21 equity securities that were in unrealized loss positions. Of these 21 securities, two were in an unrealized loss position for 12 consecutive months or longer and represented $33,929 in unrealized losses.

The fixed income portfolio contained 57 securities in an unrealized loss position as of March 31, 2017. Of these 57 securities, four have been in an unrealized loss position for 12 consecutive months or longer and represent $11,430 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit

~  10  ~

quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in other comprehensive earnings in the periods presented.

3.     FAIR VALUE DISCLOSURES

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date. The fair value of certain financial instruments is determined based on their underlying characteristics and relevant transactions in the marketplace. GAAP guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance also describes three levels of inputs that may be used to measure fair value.

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

U.S. Treasury Bonds, Common Stocks and Exchange Traded Funds—U.S. treasury bonds and exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). All common stock holdings are deemed Level 1.

Preferred Stock—Preferred stocks do not have readily observable prices, but do have quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices and are classified as Level 2. All preferred stock holdings are deemed Level 2.

Due to the relatively short-term nature of cash, cash equivalents, and the mortgage on the home office, their carrying amounts are reasonable estimates of fair value. Reported in Note 4–Debt, the surplus notes, capital lease obligations, and other debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value. Cash and cash equivalents are classified as Level 1 of the hierarchy. The mortgage on the home office and the surplus notes are carried at Level 2 of the hierarchy.

~  11  ~

Assets measured at fair value on a recurring basis as of March 31, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,342,762	$—	$—	$1,342,762
MBS/ABS/CMBS	—	22,610,608	—	22,610,608
Corporate	—	26,984,615	—	26,984,615
Municipal	—	16,746,819	—	16,746,819
Total fixed maturity securities	1,342,762	66,342,042	—	67,684,804
Equity securities
Common stocks	8,355,129	—	—	8,355,129
Preferred stocks	—	3,664,710	—	3,664,710
Total equity securities	8,355,129	3,664,710	—	12,019,839
Total AFS securities	$9,697,891	$70,006,752	$—	$79,704,643

Assets measured at fair value on a recurring basis as of December 31, 2016, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,241,125	$—	$—	$1,241,125
MBS/ABS/CMBS	—	19,677,200	—	19,677,200
Corporate	—	28,344,907	—	28,344,907
Municipal	—	14,870,791	—	14,870,791
Total fixed maturity securities	1,241,125	62,892,898	—	64,134,023
Equity securities
Common stocks	6,982,547	—	—	6,982,547
Preferred stocks	—	2,798,413	—	2,798,413
Total equity securities	6,982,547	2,798,413	—	9,780,960
Total AFS seuciriteis	$8,223,672	$65,691,311	$—	$73,914,983

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2017, and December 31, 2016. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the three-month periods ended March 31, 2017 and 2016.

4.     DEBT

As of March 31, 2017 and December 31, 2016, outstanding debt balances totaled $5,215,142 and $3,786,950, respectively. The Company incurred interest expense for the three-month periods ended March 31, 2017, and 2016, of $52,310 and $41,347, respectively. The average rate on remaining debt was 4.0% as of March 31, 2017, compared to 5.0% as of December 31, 2016.

~  12  ~

Long-term debt consists of the following as of the periods referenced below:

	March 31,	December 31,
	2017	2016
Surplus notes	$—	$1,850,000
Capital lease obligation	1,123,759	1,227,541
Debt obligation	3,986,018	525,619
Home office mortgage	105,365	183,790
Total	$5,215,142	$3,786,950

Surplus Notes

ICC’s Plan of Conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million, representing all outstanding surplus notes as of that date were converted into 165,000 shares of the Company’s common stock.

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that is accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged additional bonds totaling $860,969 during 2016, bringing the total pledged to $1,808,523 as of March 31, 2017, and December 31, 2016, respectively. There was no gain or loss recognized as part of this transaction. Lease payments totaled $125,494 and $62,111 for the three months ended March 31, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at March 31, 2017 was $1,123,759 compared to $1,227,541 at Decemeber 31, 2016.

Debt Obligation

The Company entered into a debt agreement in 2017 for $3,500,000 with American Bank & Trust to fund the purchase of the ESOP shares. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans are 36 months, but the Company has the option to prepay the $500,000 loan after 12 months. The total balance of the debt agreements at March 31, 2017 and December 31, 2016 was $3,986,018 and $525,619, respectively. The loans bear interest at 4.7%. Interest paid for the three months ended March 31, 2017  was $7,544. There were no borrowings and there was no interest paid on the line of credit for the three months ended March 31, 2016.

Home Office Mortgage

The Company maintains a mortgage on its home office. Interest is charged at a fixed rate of 2.6% and the loan matures in 2017. The building is used as collateral to secure the loan. The loan balance at March 31, 2017 and December 31, 2016 was $105,365 and $183,790, respectively. The interest paid on the loan during the three months ended March 31, 2017 and 2016, was $997 and $3,040, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2017. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  There was no  interest paid on the line of credit during the three months ended March 31, 2017 and 2016. There are no financial covenants governing this agreement.

~  13  ~

5.     REINSURANCE

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2017	2016
WRITTEN
Direct	$12,588,591	$12,077,065
Reinsurance assumed	39,836	45,720
Reinsurance ceded	(1,976,230)	(1,955,964)
Net	$10,652,197	$10,166,821
EARNED
Direct	$12,792,794	$12,104,517
Reinsurance assumed	49,218	59,364
Reinsurance ceded	(2,003,906)	(1,873,119)
Net	$10,838,106	$10,290,762
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$7,869,502	$11,289,354
Reinsurance assumed	42,432	22,599
Reinsurance ceded	(1,312,550)	(4,932,457)
Net	$6,599,384	$6,379,496

~  14  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the periods ending
	March 31,	March 31,
(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	6,893	6,504
Prior years	(294)	(125)
Total incurred	6,599	6,379
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,974	795
Prior years	4,936	5,501
Total paid	6,910	6,296
Net unpaid losses and settlement expense - end of the period	40,391	41,981
Plus: Reinsurance recoverable on unpaid losses	9,473	19,448
Gross unpaid losses and settlement expense - end of the period	$49,864	$61,429

7.     INCOME TAXES

The Company’s effective tax rate for the three month period ended March 31, 2017, was 35.4%, compared to 39.4% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three-month periods ended March 31, 2017 and 2016, differed from the amounts computed by applying the U.S. federal tax rate of 34% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	Ended March 31,
	2017	2016
Provision for income taxes at the statutory federal tax rates	$446,729	$263,653
Increase (reduction) in taxes resulting from:
Dividends received deduction	(9,104)	—
Tax-exempt interest income	(40,338)	(43,665)
15% proration of tax exempt interest and dividends received decution	7,416	6,550
Officer life insurance, net	5,003	5,794
Nondeductible expenses	8,811	10,220
Prior year true-ups and other	46,347	62,901
Total	$464,864	$305,453

The Company has recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, it is believed that when these deferred items reverse in future years, taxable income will be taxed at an effective rate of 34%.

As of March 31, 2017 and December 31, 2016, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2013 through current year. There are currently no open tax exams.

~  15  ~

8.     EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we establish an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the shareholder’s equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receiveds to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the three months ended March 31, 2017.

A compensation expense charge is booked ratably during each year for the shares committed to be allocated to particpants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2017, we recognized compensation expense of $22,111 related to 1,433 shares of our common stock that were committed to be released to partipants’ accounts at December 31, 2017. The committment to release these shares was recognized on March 31, 2017 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2017.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $2,470 and $2,585 as of March 31, 2017 and 2016, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $841 and $0 as of March 31, 2017 and 2016, respectively. Griffin was paid $0 as of March 31, 2017 and 2016, respectively.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $893,240 and $17,950 as of March 31, 2017 and 2016, respectively.

~  16  ~

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Various risk factors that could affect future results are listed in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2016.The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included under Item 1of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2016 Form 10-K.

Overview

ICC is a regional property and casualty insurance company incorporated in Illinois and focused exclusively on the food and beverage industry. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The consolidated financial statements of ICC prior to the conversion became the consolidated financial statements of ICC Holdings, Inc. upon completion of the conversion.

For the three months ended March 31, 2017, we had direct written premium of $12.6 million, net premiums earned of $10.8 million, and net income of $0.9 million. For the three months ended March 31, 2016, we had direct premiums written of $12.1 million, net premiums earned of $10.3 million, and net income of $0.5 million. At March 31, 2017, we had total assets of $152.5 million and equity of $63.7 million. At December 31, 2016, we had total assets of $122.2 million and equity of $33.6 million.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. However, we may decide to comply with the effective dates for financial accounting standards applicable to emerging growth companies at a later date in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report or registration statement following our decision, and such decision is irrevocable.

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

Premiums earned

Premiums earned is the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2017, one-half of the premiums would be earned in 2017 and the other half would be earned in 2018.

~  17  ~

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of investment securities is managed by an independent third party and manager specializing in the insurance industry.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are combined ratio, written premiums, underwriting income, the loss and loss adjustment expense ratio, the expense ratio, the ratio of net written premiums to statutory surplus and return on average equity.

We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and settlement expense, underwriting expense and combined ratios. We also measure profitability by examining underwriting income (loss) and net income (loss).

Loss and settlement expense ratio

The loss and settlement expense ratio is the ratio (expressed as a percentage) of loss and settlement expenses incurred to premiums earned. We measure the loss ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures loss and loss adjustment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and settlement expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

Expense ratio

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and net underwriting and administrative expenses (attributable to insurance operations) to premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.

~  18  ~

GAAP combined ratio

Our GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the expense ratio and measures our overall underwriting profit. If the GAAP combined ratio is below 100%, we are making an underwriting profit. If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures our exposure to pricing errors in our current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting loss and loss adjustment expense, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in our statements of operations.

Net income (loss) and return on average equity

We use net income (loss) to measure our profit and return on average equity to measure our effectiveness in utilizing equity to generate net income. In determining return on average equity for a given year, net income (loss) is divided by the average of the beginning and ending equity for that year.

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2016 Annual Report on Form 10-K.

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

~  19  ~

The major components of operating revenues and net earnings are as follows:

	For the three months
	ended March 31,
(In thousands)	2017	2016
Revenues
Total premiums earned	$10,838	$10,291
Investment income, net of investment expense	472	348
Realized investment gains (losses), net	445	124
Other income	84	58
Total revenues	$11,839	$10,821
Summarized components of net earnings (loss)
Underwriting income	$504	$379
Investment income, net of investment expense	472	348
Realized investment gains, net	445	124
Other income	84	58
General corporate expenses	139	93
Interest expense	52	41
Earnings, before income taxes	1,314	775
Income tax expense	465	305
Net earnings	$849	$470
Total other comprehensive earnings	54	1,009
Comprehensive earnings	$903	$1,479

	At or for the quarters ended March 31,
	2017	2016
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	60.89%	61.99%
Expense ratio[2]	34.46%	34.32%
Combined ratio[3]	95.35%	96.31%

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following summarizes our results for the three months ended March 31, 2017 and 2016:

Premiums

Direct premiums written grew by $512,000, or 4.2%, from the three months ended March 31, 2017 as compared to the same period of 2016, while net written premium grew by $486,000, or 4.8%, during the same period. Net premiums earned grew by $547,000, or 5.3%, in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to increased organic growth and lower levels of premium ceded to reinsurance.

For the three months ended March 31, 2017, we ceded to reinsurers $2.0 million of earned premiums, compared to $1.9 million of earned premiums for the three months ended March 31, 2016. Ceded earned premiums as a percent of direct premiums written were 15.9% in the three months ended March 31, 2017, and 15.5% in the three months ended March 31, 2016.

~  20  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Substantially all other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $26,000 or 44.8% during the three months ended March 31, 2017 as compared to the same period of 2016 primarily as a result of third party sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. as well as a slight growth in premium volume.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	As of
	March 31,	March 31,
(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	6,893	6,504
Prior years	(294)	(125)
Total incurred	6,599	6,379
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,974	795
Prior years	4,936	5,501
Total paid	6,910	6,296
Net unpaid losses and settlement expense - end of the period	40,391	41,981
Plus: Reinsurance recoverable on unpaid losses	9,473	19,448
Gross unpaid losses and settlement expense - end of the period	$49,864	$61,429

Net unpaid losses and settlement expense decreased $1.6 million, or 3.8%, in the three months ended March 31, 2017 as compared to the same period in 2016.

Policy Acquisition Costs and Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Policy acquisition costs increased by $202,700 or 5.7%.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio was relatively flat increasing by 14  basis points from 34.32% to 34.46% for the three months ended March 31, 2017 as compared to 2016.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Accordingly, our general corporate expenses increased by $46,000, or 49.5%, in the three months ended March 31, 2017 as compared to the same period in 2016.

~  21  ~

Investment Income

Net investment income increased by $124,000, or 35.6% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily from the composition of the investment portfolio. Average cash and invested assets during the three months ended March 31, 2017 was $97.5 million compared to $75.8 million during the same period in 2016, an increase of $18.8 million, or 24.8%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense increased to $52,000 for the three months ended March 31, 2017 from $41,000 for the same period during 2016. This 26.8% increase year over year reflects the Company’s financing of certain assets under financial sales-leaseback transactions in September 2015, again in March of 2016 and most recently in September 2016. The Company does not anticipate expanding these borrowings over the next twelve months.

Income Tax Expense

We reported income tax expense of $465,000 and $305,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in income tax expense in 2017 relates to an increase in earnings before income taxes for the three months ended March 31, 2017 compared to the same period in 2016. Our effective tax rate for the first quarter of 2017 was 35.4%, compared to 39.4% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the first quarte of 2017 primarily due to favorable provision adjustments and an increase in the dividends received deduction.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  22  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	March 31,	December 31,
	2017	2016
(In thousands, except share data)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $66,484 at 3/31/2017	$67,685	$64,134
and $62,929 at 12/31/2016)
Common Stocks (cost - $7,719 at 3/31/2017 and $6,312 at 12/31/2016)	8,355	6,983
Preferred Stocks (cost - $3,671 at3/31/2017 and $2,925,434 at 12/31/2016)	3,665	2,798
Property held for investment, at cost, net of accumulated depreciation of	2,200	2,207
$65 at 3/31/2017 and $51 at 12/31/2016
Cash and cash equivalents	32,517	4,377
Total investments and cash	114,422	80,499
Accrued investment income	524	524
Premiums and reinsurance balances receivable, net of allowances for	17,496	17,479
uncollectible amounts of $50 at 3/31/2017 and 12/31/2016
Ceded unearned premiums	243	271
Reinsurance balances recoverable on unpaid losses and settlement	9,473	12,115
expenses, net of allowances for uncollectible amounts of
$0 at 3/31/2017 and 12/31/2016
Current federal income taxes	54	149
Net deferred federal income taxes	526	888
Deferred policy acquisition costs, net	4,335	4,163
Property and equipment, at cost, net of accumulated depreciation of	3,737	3,720
$4,414 at 3/31/2017 and $4,308 at 12/31/2016
Other assets	1,647	2,352
Total assets	$152,457	$122,160

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$49,864	$52,817
Unearned premiums	24,564	24,778
Reinsurance balances payable	155	110
Corporate debt	5,215	3,787
Accrued expenses	2,488	4,827
Other liabilities	6,530	2,241
Total liabilities	88,816	88,560

Equity:
Common stock[1]	35	—
Additional paid-in capital	32,588	—
Accumulated other comprehensive earnings, net of tax	1,209	1,154
Retained earnings	33,295	32,446
Less: Unearned ESOP shares at cost (2017 - 350,000 shares and 2016 - 0 shares)	(3,486)	—
Total equity	63,641	33,600
Total liabilities and equity	$152,457	$122,160

1Par value $0.01; authorized: 2017 - 10,000,000 shares and  2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,150,000 and 2016 - 0 shares.

~  23  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2017	2016
Case reserves	$19,914	$20,171
IBNR reserves	20,478	20,531
Net unpaid losses and settlement expense	40,392	40,702
Reinsurance recoverable on unpaid loss and settlement expense	9,472	12,115
Reserves for unpaid loss and settlement expense	$49,864	$52,817

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2017 December 31, 2016.

As of March 31, 2017

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$15,567	$14,843	$30,410
Property	1,950	4,217	6,167
Other	2,397	1,418	3,815
Total net reserves	19,914	20,478	40,392
Reinsurance recoverables	5,313	4,159	9,472
Gross reserves	$25,227	$24,637	$49,864

As of December 31, 2016

				Actuarially Determinded Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$15,627	$14,655	$30,282
Property	2,652	4,036	6,688
Other	1,892	1,840	3,732
Total net reserves	20,171	20,531	40,702	$36,178	$41,107
Reinsurance recoverables	7,595	4,520	12,115	9,431	12,637
Gross reserves	$27,766	$25,051	$52,817	$45,609	$53,744

~  24  ~

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

The width of the range in reserves arises primarily because specific losses may not be known and reported for some period and the ultimate losses paid and loss adjustment expenses incurred with respect to known losses may be larger than currently estimated. The ultimate frequency or severity of these claims can be very different than the assumptions we used in our estimation of ultimate reserves for these exposures.

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2017 and 2016, we experienced favorable development of $0.3 million and $0.1 million, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2016 at $40.7 million. As of March 31, 2017, that reserve was re-estimated at $40.4 million, which is $0.3 million, or 0.7%, lower than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (1.9)% to 11.5%. As shown in the table below, since 2012 the variance in our originally estimated accident year loss reserves has ranged from (5.8%) deficient to 15.8% redundant as of December 31, 2016.

~  25  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2012	2013	2014	2015	2016
As originally estimated	$19,276	$22,064	$22,267	$24,293	$25,619
As estimated at March 31, 2017	19,355	22,024	23,554	20,449	25,266
Net cumulative redundancy (deficiency)	$(79)	$40	$(1,287)	$3,844	$353
% redundancy (deficiency)	(0.4)%	0.2%	(5.8)%	15.8%	1.4%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2016
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,178	8.9%
Recorded	40,702	0.0%
High End	41,107	-0.8%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$995	$(5)	$—	$—	$995	$(5)
MBS/ABS/CMBS	10,394	(261)	236	(1)	10,630	(262)
Corporate	4,194	(60)	988	(11)	5,182	(71)
Municipal	5,703	(120)	—	—	5,703	(120)
Total fixed maturities	21,286	(446)	1,224	(11)	22,510	(457)
Common stocks	—	—	217	(42)	217	(42)
Preferred stocks	1,917	(48)	—	—	1,917	(48)
Total temporarily impaired securities	$23,203	$(494)	$1,441	$(53)	$24,644	$(547)

~  26  ~

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$994	$(6)	$—	$—	$994	$(6)
MBS/ABS/CMBS	10,713	(257)	323	(1)	11,036	(258)
Corporate	5,476	(76)	984	(15)	6,460	(91)
Municipal	2,995	(135)	—	—	2,995	(135)
Total fixed maturities	20,178	(474)	1,307	(16)	21,485	(490)
Common stocks	—	—	446	(34)	446	(34)
Preferred stocks	2,328	(132)	—	—	2,328	(132)
Total temporarily impaired securities	$22,506	$(606)	$1,753	$(50)	$24,259	$(656)

The unrealized losses as of March 31, 2017 and December 31, 2016 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the three months ended March 31, 2017 and 2016, the Company did not take an impairment charge on any of its security holdings.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2017 and December 31, 2016, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

~  27  ~

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016, and no adjustments were made to the estimates provided by the pricing service for the years 2015 and 2014. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2017 and December 31, 2016, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Deferred acquisition costs	$4,335	$4,163
Unearned premium reserves	24,564	24,778

The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, loss and loss adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and loss adjustment expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off.

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

We had net deferred tax assets of $0.5 million and $0.9 million at March  31, 2017 and at December 31, 2016. A valuation allowance is required to be established for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At March  31, 2017 and December 31, 2016, we had no valuation allowance with respect to our deferred tax asset.

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

As of March 31, 2017 and December 31, 2016, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2015 are open for examination. The tax return related to the year ended December 31, 2016 has not yet been filed.

Other Assets

As of March  31, 2017 and December 31, 2016 other assets totaled $1.6 million and $2.4 million, respectively. Deferred stock offering and conversion expenses were settled in the first quarter of 2017 and account for $1.3 million of the decrease partially offset by an increase in receivables for securities of $250,000.

~  28  ~

Outstanding Debt

As of March 31, 2017 and December 31, 2016, outstanding debt balances totaled $5.2 million and $3.8 million, respectively. We incurred interest expense for the three-month periods ended March 31, 2017, and 2016, of $52,310 and $41,347, respectively. The average rate on debt was 4.0% as of March 31, 2017, compared to 5.0% as of December 31, 2016.

Surplus Notes

ICC’s plan of conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million were converted into 165,000 shares of the Company’s common stock.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that is accounted for as a capital lease. Under the agreement, BofI Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged additional bonds totaling $860,969 during 2016, bringing the total pledged to $1,808,523 as of March 31, 2017, and December 31, 2016, respectively. There was no gain or loss recognized as part of this transaction. Lease payments totaled $125,494 and $62,111  for the three months ended March 31, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at March 31, 2017 was $1,123,759 compared to $1,227,541 at Decemeber 31, 2016.

Debt Obligation

The Company entered into a debt agreement in 2017 for $3,500,000. The terms of the loan is five years bearing interest at 3.65%.  Additionally, the Company entered into two debt agreements in 2016; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans are 36 months, but the Company has the option to prepay the $500,000 loan after 12 months. The total balance of debt agreements at March 31, 2017 and December 31, 2016 was $3,986,018 and $525,620, respectively. The loans bear interest at 4.7%. Interest paid for the three months ended March 31, 2017 and 2016 was $7,544 and $0, respectively.

Home Office Mortgage

The Company maintains a mortgage on its home office. Interest is charged at a fixed rate of 2.6% and the loan matures in 2017. The building is used as collateral to secure the loan. The loan balance at March 31, 2017 and December 31, 2016 was $105,365 and $183,790, respectively. The interest paid on the loan during the three months ended March 31, 2017 and 2016, was $997 and $3,040, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2017. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. There was no interest paid on the line of credit during the three months ended March 31, 2017 and 2016. There are no financial covenants governing this agreement.

ESOP

In connection with the offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC will make annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s 2016 Annual Report on Form 10-K.

~  29  ~

Stock-based Incentive Plan

Under the stock-based incentive plan, we may issue a total number of shares equal to 14% of the shares of common stock that are issued in the offering. Of this amount, an amount equal to 4% of the shares of common stock issued in the offering may be used to make restricted stock and stock-settled restricted stock unit awards and 10% of the shares of common stock issued in the offering may be used to award stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We will also compute compensation expense at the time stock options are awarded based on the fair value of such options on the date they are granted. This compensation expense will be recognized over the appropriate service period. Implementation of the stock-based incentive plan is subject to shareholder approval. See “Management — Benefit Plans and Employment Agreements” section of the Company’s 2016 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash flows from financing activities during the three months ended March 31, 2017 relates to the initial public offering and changes in debt and shares outstanding.

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

Cash flows from continuing operations for the three months ended March  31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by (used in) operating activities	$(718)	$(5,102)
Net cash (used in) provided by investing activities	(1,706)	1,732
Net cash provided by financing activities	30,565	1,926
Net increase (decrease) in cash and cash equivalents	$28,141	$(1,444)

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

~  30  ~

The following table summarizes, as of March  31, 2017  our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlment expense payments	$49,864	$19,696	$19,547	$6,732	$3,889
Debt obligations	4,665	241	634	3,790	—
Capital lease obligations	1,269	376	863	30	—
Home office mortgage	106	106	—	—	—
Operating lease obligations	66	31	35	—	—
Total	$55,970	$20,451	$21,079	$10,552	$3,889

The timing of the amounts of the gross loss and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

Item 3.  Quantitative and Qualitative Information about Market Risk

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

The average maturity of the debt securities in our investment portfolio at March 31, 2017, was 7.0 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

~  31  ~

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	March 31, 2017
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(6,065)	$61,620
100 basis point increase	(3,114)	64,571
No change	—	67,685
100 basis point decrease	3,093	70,778
200 basis point decrease	5,537	73,222

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

Item 4. Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2017.

~  32  ~

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

There were no material changes to report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

Statement on Form S-1 (File No. 333-214081) for the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on February 14, 2017. The Registration Statement on Form S-1 authorized an aggregate of 10,000,000 shares of our common stock.  On March 24, 2017, we closed our initial public offering whereby 3,500,000 shares of our common stock were sold, including 350,000 shares to the Company’s ESOP, at a public offering price of $10.00 per share.  Upon completion of the sale of the shares of our common stock, referenced in the preceding sentence, the initial public offering terminated.

The managing underwriters of the initial public offering were Griffin Financial Group. The Company paid to the underwriters of the initial public offering underwriting discounts and commissions totaling approximately $1.0 million. In addition, we incurred expenses of approximately $1.4 million which, when added to the underwriting discounts and commissions, amounted to total expenses of approximately $2.4 million. Thus, the net offering proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $29.1 million to the Company.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on February 13, 2017 pursuant to Rule 424(b)(4).

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  33  ~

Item 6. Exhibits

Exhibit Number	Description
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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  34  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2017.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  35  ~