Form 10-Q
period 2017-06-30
ICC Holdings, Inc.
filed 2017-08-11
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

_______________________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of August 9, 2017 was 3,158,680.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $81,233,167 at	$83,005,975	$64,134,023
6/30/2017 and $62,929,091 at 12/31/2016)
Common stocks¹ (cost - $9,823,126 at	10,590,764	6,982,547
6/30/2017 and $6,311,708 at 12/31/2016)
Preferred stocks (cost - $3,669,342 at	3,782,049	2,798,413
6/30/2017 and $2,925,434 at 12/31/2016)
Property held for investment, at cost, net of accumulated depreciation of	2,852,216	2,207,424
$83,872 at 6/30/2017 and $50,948 at 12/31/2016
Cash and cash equivalents	10,102,965	4,376,847
Total investments and cash	110,333,969	80,499,254
Accrued investment income	647,126	524,156
Premiums and reinsurance balances receivable, net of allowances for	17,841,248	17,479,487
uncollectible amounts of $50,000 at 6/30/2017 and 12/31/2016
Ceded unearned premiums	296,208	270,751
Reinsurance balances recoverable on unpaid losses and settlement expenses,	9,750,254	12,114,998
net of allowances for uncollectible amounts of $0 at 6/30/2017 and 12/31/2016
Federal income taxes	1,023,361	1,037,506
Deferred policy acquisition costs, net	4,302,888	4,162,927
Property and equipment, at cost, net of accumulated depreciation of	3,657,217	3,719,535
$4,571,613 at 6/30/2017 and $4,308,247 at 12/31/2016
Other assets	1,319,812	2,351,347
Total assets	$149,172,083	$122,159,961

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$49,691,372	$52,817,254
Unearned premiums	25,800,387	24,777,712
Reinsurance balances payable	130,221	109,790
Corporate debt	4,991,138	3,786,950
Accrued expenses	3,181,956	4,827,042
Other liabilities	1,312,382	2,241,003
Total liabilities	85,107,456	88,559,751
Equity:
Common stock[2]	35,000	—
Additional paid-in capital	32,631,781	—
Accumulated other comprehensive earnings, net of tax	1,751,083	1,154,175
Retained earnings	33,059,956	32,446,035
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,413,193)	—
Total equity	64,064,627	33,600,210
Total liabilities and equity	$149,172,083	$122,159,961

1Common stock securities consist of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500.

2Par value $0.01; authorized: 2017 - 10,000,000 shares and  2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,158,680 and 2016 - 0 shares.

32017 –348,054 shares and 2016 – 0 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2017	2016
Net premiums earned	$10,710,758	$10,555,466
Net investment income	688,963	422,068
Net realized investment (losses) gains	(3)	13,970
Other-than-temporary impairment losses	(57,316)	—
Other income	64,722	17,536
Consolidated revenues	11,407,124	11,009,040
Losses and settlement expenses	6,864,258	6,177,420
Policy acquisition costs and other operating expenses	4,720,298	4,011,294
Interest expense on debt	57,229	50,275
General corporate expenses	128,905	106,582
Total expenses	11,770,690	10,345,571
(Loss) earnings before income taxes	(363,566)	663,469
Total income tax (benefit) expense	(128,443)	242,897
Net (loss) earnings	$(235,123)	$420,572

Other comprehensive earnings, net of tax	542,427	810,414
Comprehensive earnings	$307,304	$1,230,986

(Loss) earnings per share[1]:
Basic:
Basic net (loss) earnings per share	$ (0.07)	$ 0.13
Diluted:
Diluted net (loss) earnings per share	$ (0.07)	$ 0.13

Weighted average number of common shares outstanding[2]:
Basic	3,153,876	3,150,000
Diluted	3,153,876	3,150,000

1The unaudited pro forma earnings per share for the three months ended June 30, 2016 is provided as a basis for comparison of current period earnings.

2Weighted average number of common shares outstanding for the three months ended June 30, 2016 is based off of the resulting shares from the initial public offering that was completed in March 2017 and are used to calculate the pro forma earnings per share for the three months ended June 30, 2016.

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2017	2016
Net premiums earned	$21,548,864	$20,846,228
Net investment income	1,161,287	769,894
Net realized investment gains	444,778	138,218
Other-than-temporary impairment losses	(57,316)	—
Other income	148,980	75,861
Consolidated revenues	23,246,593	21,830,201
Losses and settlement expenses	13,463,642	12,556,916
Policy acquisition costs and other operating expenses	8,454,950	7,543,274
Interest expense on debt	109,539	91,622
General corporate expenses	268,120	199,471
Total expenses	22,296,251	20,391,283
Earnings before income taxes	950,342	1,438,918
Total income tax expense	336,421	548,350
Net earnings	$613,921	$890,568

Other comprehensive earnings, net of tax	596,908	1,819,432
Comprehensive earnings	$1,210,829	$2,710,000

Earnings per share[1]:
Basic:
Basic net earnings per share	$ 0.19	$ 0.28
Diluted:
Diluted net earnings per share	$ 0.19	$ 0.28

Weighted average number of common shares outstanding[2]:
Basic	3,151,946	3,150,000
Diluted	3,151,946	3,150,000

1The unaudited pro forma earnings per share for the six months ended June 30, 2016 is provided as a basis for comparison of current period earnings.

2Weighted average number of common shares outstanding for the six months ended June 30, 2016 is based off of the resulting shares from the initial public offering that was completed in March 2017 and are used to calculate the pro forma earnings per share for the six months ended June 30, 2016.

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$613,921	$890,568
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Net realized investment gains	(444,778)	(138,218)
Other-than-temporary impairment losses	57,316	—
Depreciation	428,161	385,482
Deferred income tax	190,257	71,355
Amortization of bond premium and discount	135,265	108,231
Change in:
Accrued investment income	(122,970)	75,445
Premiums and reinsurance balances receivable (net)	(361,761)	(1,615,924)
Reinsurance balances payable	20,431	233,285
Ceded unearned premiums	(25,457)	(212,916)
Reinsurance balances recoverable	2,364,744	3,977,646
Deferred policy acquisition costs	(139,961)	(231,691)
Accrued expenses	(1,645,086)	(832,888)
Unpaid losses and settlement expenses	(3,125,882)	(3,668,703)
Unearned premiums	1,022,675	1,314,329
Current federal income tax	(483,608)	473,794
Other	102,915	(277,439)
Net cash (used in) provided by operating activities	(1,413,818)	552,356
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(22,821,724)	(4,570,653)
Common stocks, available-for-sale	(5,216,872)	(388,740)
Preferred stock, available-for-sale	(638,922)	—
Property and equipment	(333,887)	(584,052)
Property held for investment	(677,714)	(1,626,245)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	4,414,597	7,495,759
Common stocks, available-for-sale	1,955,715	—
Property and equipment	967	19,300
Net cash (used in) provided by investing activities	(23,317,840)	345,369
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock and ESOP expense	29,253,588	—
Proceeds from loan	3,499,149	—
Proceeds from sale leaseback	—	777,643
Repayments of borrowed funds	(2,294,961)	(307,883)
Demutualization costs	—	(161,020)
Net cash provided by financing activities	30,457,776	308,740
Net increase in cash and cash equivalents	5,726,118	1,206,465
Cash and cash equivalents at beginning of year	4,376,847	2,179,511
Cash and cash equivalents at end of period	$10,102,965	$3,385,976
Supplemental information:
Federal income tax paid	$600,000	$—
Interest paid	109,451	93,198

See accompanying notes to consolidated financial statements.

~  6  ~

Notes to Unaudited Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group for the period after the completion of the stock conversion and refer to ICC and its subsidiaries for the period prior to the stock conversion. On a stand-alone basis ICC Holdings, Inc is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc., an operating insurance company, Illinois Casualty Company (ICC), and ICC’s three wholly-owned subsidiaries, Beverage Insurance Agency, Inc., an inactive insurance agency, Estrella Innovative Solutions, Inc., an outsourcing company, and ICC Realty, LLC, a real estate services and holding company. ICC is an Illinois domiciled company.

ICC Holdings, Inc. was formed so that it could acquire all of the capital stock of ICC in a mutual-to-stock conversion. The plan of conversion was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million were converted into 165,000 shares of the Company’s common stock. The Company’s offering closed on March 24, 2017, and our Employee Stock Ownership Plan (ESOP) purchased 350,000 of the shares in the offering. In order to complete the purchase of common shares, the ESOP borrowed money from ICC. ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 and used the proceeds to repay ICC for the money borrowed by the ESOP. On March 28, 2017, the Company’s stocks began trading on the NASDAQ Capital Market under the “ICCH” ticker. The Company paid $1.0 million of underwriting fees to Griffin Financial Group, LLC. Proceeds received from the offering net of offering costs and underwriting fees was $29.1 million.

Prior to the conversion on March 24, 2017, ICC Holdings, Inc did not engage in any operations. After the conversion, ICC Holdings, Inc’s primary assets are the outstanding capital stock of ICC and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual to stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2017, include ICC Holdings and subsidiaries. The financial statements as of December 31, 2016, as of June 30, 2016, and for the three and six months ended June 30, 2016, represent the financial position and results of operations of ICC and its subsidiaries only, as the conversion to stock form was completed on March 24, 2017.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Iowa, Indiana, Kansas, Minnesota, Missouri, Wisconsin, and Ohio and markets through independent agents. Approximately 36.5% and 39.3% of the premium is written in Illinois for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, respectively, approximately 36.2% and 39.3% of the premium is written in Illinois. ICC has three wholly owned subsidiaries, Beverage Insurance Agency, Estrella Innovative Solutions, Inc., and ICC Realty, LLC.; however the Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2016 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2016, was derived from the audited consolidated balance sheet of ICC as of that date. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2017, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~  7  ~

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2016. The following are new or revised disclosures.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense related to its employee stock ownership plan (ESOP) ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For purposes of calculating earnings per share, the Company includes the weighted average ESOP shares committed to be released for the period. The ESOP covers all employees.

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic and diluted EPS includes ESOP shares committed to be released.  The unaudited pro forma earnings per share for the three and six months ended June 30, 2016 are provided to be used as a basis for comparison of current period earnings. The weighted average number of common shares outstanding are computed as if the resulting shares from the initial public offering, which was completed in March 2017, were outstanding for the three and six month periods ended June 30, 2016.

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

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended June 30, 2017 and 2016, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2017	2016
Automobiles	$744,211	$668,794
Furniture and fixtures	405,494	516,318
Computer equipment and software	3,349,190	3,151,676
Home office	3,729,936	3,690,994
Total cost	8,228,831	8,027,782
Accumulated depreciation	(4,571,613)	(4,308,247)
Net property and equipment	$3,657,217	$3,719,535

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains and losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 34 percent tax rate.

~  8  ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$764,541	$(259,944)	$504,597	$1,241,870	$(422,236)	$819,634
Reclassification adjustment for (gains) losses included in net earnings	57,319	(19,489)	37,830	(13,970)	4,750	(9,220)
Total other comprehensive (loss) earnings	$821,860	$(279,433)	$542,427	$1,227,900	$(417,486)	$810,414

	Six-Month Periods Ended June 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding gains (losses) arising during the period	$1,291,868	$(439,235)	$852,633	$2,894,933	$(984,277)	$1,910,656
Reclassification adjustment for (gains) losses included in net earnings	(387,462)	131,737	(255,725)	(138,218)	46,994	(91,224)
Total other comprehensive earnings (loss)	$904,406	$(307,498)	$596,908	$2,756,715	$(937,283)	$1,819,432

The following table provides the reclassifications out of accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Months Ended June 30,		Six-Month Periods Ended June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2017	2016	2017	2016	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$3	$(13,970)	$(444,778)	$(138,218)	Net realized investment gains
	57,316	—	57,316	—	Other-than-temporary impairment losses
	(19,489)	4,750	131,737	46,994	Income tax expense
Total reclassification adjustment, net of tax	$37,830	$(9,220)	$(255,725)	$(91,224)

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

~  9  ~

The following is a summary of the proceeds from sales, maturities, and calls of available-for-sale securities and the related gross realized gains and losses for the six-months ended June 30, 2017 and 2016.

	For the Six-Months Ended Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain
2017
Fixed maturity securities	$4,414,597	$29,328	$(21)	$29,307
Common stocks	1,955,715	415,471	—	415,471
2016
Fixed maturity securities	$7,495,759	$148,842	$(10,624)	$138,218

The amortized cost and estimated fair value of fixed income securities at June 30, 2017, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,252,559	$2,258,033
Due after one year through five years	18,973,053	19,521,392
Due after five years through 10 years	15,001,686	15,712,972
Due after 10 years	18,458,796	18,985,877
Asset and mortgage backed securities without a specific due date	26,547,073	26,527,701
Total fixed maturity securities	$81,233,167	$83,005,975

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  10  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in fixed income and equity securities as of June 30, 2017 and December 31, 2016:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,345,794	$1,344,461	$2,526	$(3,859)
MBS/ABS/CMBS	26,547,073	26,527,701	199,808	(219,180)
Corporate	30,452,133	31,455,183	1,041,383	(38,333)
Municipal	22,888,167	23,678,630	845,066	(54,603)
Total fixed maturity securities	81,233,167	83,005,975	2,088,783	(315,975)
Equity securities:
Common stocks	9,823,126	10,590,764	799,138	(31,500)
Preferred stocks	3,669,342	3,782,049	122,402	(9,695)
Total equity securities	13,492,468	14,372,813	921,540	(41,195)
Total AFS securities	$94,725,635	$97,378,788	$3,010,323	$(357,170)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2016
Fixed maturity securities:
U.S. treasury	$1,244,542	$1,241,125	$2,527	$(5,944)
MBS/ABS/CMBS	19,751,138	19,677,200	183,175	(257,113)
Corporate	27,593,568	28,344,907	842,782	(91,443)
Municipal	14,339,843	14,870,791	665,790	(134,842)
Total fixed maturity securities	62,929,091	64,134,023	1,694,274	(489,342)
Equity securities:
Common stocks	6,311,708	6,982,547	704,768	(33,929)
Preferred stocks	2,925,434	2,798,413	5,425	(132,446)
Total equity securities	9,237,142	9,780,960	710,193	(166,375)
Total AFS securities	$72,166,233	$73,914,983	$2,404,467	$(655,717)

Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of  14,636,934 and $10,288,405 and commercial mortgage backed securities of $7,555,799 and $7,600,109 at June 30, 2017 and December 31, 2016, respectively.

~  11  ~

ANALYSIS

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of June 30, 2017, and December 31, 2016. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2017			December 31, 2016
		12 Mos			12 Mos
	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Treasury
Fair value	$995,793	$—	$995,793	$993,576	$—	$993,576
Cost or Amortized cost	999,652	—	999,652	999,520	—	999,520
Unrealized Loss	(3,859)	—	(3,859)	(5,944)	—	(5,944)

MBS/ABS/CMBS
Fair value	12,082,093	157,116	12,239,209	10,712,987	322,641	11,035,628
Cost or Amortized cost	12,300,773	157,616	12,458,389	10,968,840	323,901	11,292,741
Unrealized Loss	(218,680)	(500)	(219,180)	(255,853)	(1,260)	(257,113)

Corporate
Fair value	3,588,228	989,820	4,578,048	5,476,442	984,115	6,460,557
Cost or Amortized cost	3,616,936	999,445	4,616,381	5,552,624	999,376	6,552,000
Unrealized Loss	(28,708)	(9,625)	(38,333)	(76,182)	(15,261)	(91,443)

Municipal
Fair value	2,532,093	—	2,532,093	2,995,362	—	2,995,362
Cost or Amortized cost	2,586,696	—	2,586,696	3,130,204	—	3,130,204
Unrealized Loss	(54,603)	—	(54,603)	(134,842)	—	(134,842)

Subtotal, fixed income
Fair value	19,198,207	1,146,936	20,345,143	20,178,367	1,306,756	21,485,123
Cost or Amortized cost	19,504,057	1,157,061	20,661,118	20,651,188	1,323,277	21,974,465
Unrealized Loss	(305,850)	(10,125)	(315,975)	(472,821)	(16,521)	(489,342)

Common Stock
Fair value	623,300	—	623,300	—	445,872	445,872
Cost or Amortized cost	654,800	—	654,800	—	479,801	479,801
Unrealized Loss	(31,500)	—	(31,500)	—	(33,929)	(33,929)

Preferred Stock
Fair value	705,550	—	705,550	2,328,345	—	—
Cost or Amortized cost	715,245	—	715,245	2,460,791	—	—
Unrealized Loss	(9,695)	—	(9,695)	(132,446)	—	(132,446)

Total
Fair value	20,527,057	1,146,936	21,673,993	22,506,712	1,752,628	24,259,340
Cost or amortized cost	20,874,102	1,157,061	22,031,163	23,111,979	1,803,078	24,915,057
Unrealized Loss	$(347,045)	$(10,125)	$(357,170)	$(605,267)	$(50,450)	$(655,717)

As of June 30, 2017, the Company held 6 common equity and preferred stock securities in an unrealized loss position. Of these 6 securities, none have been in an unrealized loss position for 12 consecutive months or longer. As of December 31, 2016, the Company held 21 equity securities that were in unrealized loss positions. Of these 21 securities, two were in an unrealized loss position for 12 consecutive months or longer and represented $33,929 in unrealized losses.

The fixed income portfolio contained 49 securities in an unrealized loss position as of June 30, 2017. Of these 49 securities, three have been in an unrealized loss position for 12 consecutive months or longer and represent $10,125 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the

~  12  ~

credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

For the six months ended June 30, 2017, the Company recognized in net earnings $57,316 of other-than-temporary impairment (OTTI) losses on an ETF included in common stock that was impaired during the second quarter of 2017. During the first six months of 2016, the Company did not recognize any impairment losses. For all fixed income securities at a  loss at June 30, 2017, management believes it is probable the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be maturity. Management does not consider these investments to be other-than-temporarily impaired at June 30, 2017. Based on managent’s analysis, it was concluded that the fixed maturity securities in an unrealized loss position were not other-than-temporarily impared at June 30, 2017 and December 31, 2016.

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

~  13  ~

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

Assets measured at fair value on a recurring basis as of June 30, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,344,461	$—	$—	$1,344,461
MBS/ABS/CMBS	—	26,527,701	—	26,527,701
Corporate	—	31,455,183	—	31,455,183
Municipal	—	23,678,630	—	23,678,630
Total fixed maturity securities	1,344,461	81,661,514	—	83,005,975
Equity securities
Common stocks	10,590,764	—	—	10,590,764
Preferred stocks	—	3,782,049	—	3,782,049
Total equity securities	10,590,764	3,782,049	—	14,372,813
Total AFS securities	$11,935,225	$85,443,563	$—	$97,378,788

Assets measured at fair value on a recurring basis as of December 31, 2016, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,241,125	$—	$—	$1,241,125
MBS/ABS/CMBS	—	19,677,200	—	19,677,200
Corporate	—	28,344,907	—	28,344,907
Municipal	—	14,870,791	—	14,870,791
Total fixed maturity securities	1,241,125	62,892,898	—	64,134,023
Equity securities
Common stocks	6,982,547	—	—	6,982,547
Preferred stocks	—	2,798,413	—	2,798,413
Total equity securities	6,982,547	2,798,413	—	9,780,960
Total AFS seuciriteis	$8,223,672	$65,691,311	$—	$73,914,983

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2017, and December 31, 2016. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the six-month periods ended June 30, 2017 and 2016.

4.     DEBT

As of June 30, 2017 and December 31, 2016, outstanding debt balances totaled $4,991,138 and $3,786,950, respectively. The Company incurred interest expense for the six-month periods ended June 30, 2017, and 2016, of $109,539 and $91,622,

~  14  ~

respectively. The Company incurred interest expense of $57,229 and $50,275 for the three months ended June 30, 2017 and 2016, respectively. The average rate on remaining debt was 4.0% as of June 30, 2017, compared to 5.0% as of December 31, 2016.

Long-term debt consists of the following as of the periods referenced below:

	June 30,	December 31,
	2017	2016
Surplus notes	$—	$1,850,000
Capital lease obligation	1,018,754	1,227,541
Debt obligation	3,945,948	525,619
Home office mortgage	26,436	183,790
Total	$4,991,138	$3,786,950

Surplus Notes

ICC’s Plan of Conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million, representing all outstanding surplus notes as of that date were converted into 165,000 shares of the Company’s common stock. The remaining $200,000 balance of surplus notes was paid off in March 2017.

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that is accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged additional bonds totaling $860,969 during 2016, bringing the total pledged to $1,808,523 as of June 30, 2017, and December 31, 2016, respectively. There was no gain or loss recognized as part of this transaction. For the three months ended June 30, 2017 and 2016, the lease payments totaled $125,494 and $146,622.  Lease payments totaled $250,988 and $208,733 for the six months ended June 30, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at June 30, 2017 was $1,018,754 compared to  $1,227,541 at Decemeber 31, 2016.

Debt Obligation

The Company entered into a debt agreement in 2017 for $3,500,000 with American Bank & Trust to fund the purchase of the ESOP shares. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans are 36 months, but the Company has the option to prepay the $500,000 loan after 12 months. The total balance of the debt agreements at June 30, 2017 and December 31, 2016 was $3,945,948 and $525,619, respectively. The Bofi loans bear interest at 4.7%. Interest paid for the three and six months ended June 30, 2017  was $37,774 and $44,948, respectively. There were no borrowings and there was no interest paid on the line of credit for the six months ended June 30, 2016.

Home Office Mortgage

The Company maintains a mortgage on its home office. Interest is charged at a fixed rate of 2.6% and the loan matures in 2017. The building is used as collateral to secure the loan. The loan balance at June 30, 2017 and December 31, 2016 was $26,436 and $183,790, respectively. The interest paid on the loan during the six months ended June 30,  2017 and 2016, was $1,487 and 5,576, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2017. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  There was no  interest paid on the line of credit during the six months ended June 30, 2017 and $584 of interest paid on the line of credit during the six months ended June 30, 2016. There are no financial covenants governing this agreement.

~  15  ~

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2017	2016
WRITTEN
Direct	$13,821,048	$13,801,168
Reinsurance assumed	63,549	85,665
Reinsurance ceded	(1,990,712)	(2,106,014)
Net	$11,893,885	$11,780,819
EARNED
Direct	$12,580,381	$12,447,927
Reinsurance assumed	67,956	83,482
Reinsurance ceded	(1,937,579)	(1,975,943)
Net	$10,710,758	$10,555,466
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$8,583,336	$5,958,742
Reinsurance assumed	20,026	33,351
Reinsurance ceded	(1,739,104)	185,327
Net	$6,864,258	$6,177,420

	Six-Month Periods Ended June 30,
	2017	2016
WRITTEN
Direct	$26,409,639	$25,878,233
Reinsurance assumed	103,385	131,385
Reinsurance ceded	(3,966,942)	(4,061,978)
Net	$22,546,082	$21,947,640
EARNED
Direct	$25,373,175	$24,552,444
Reinsurance assumed	117,174	142,846
Reinsurance ceded	(3,941,485)	(3,849,062)
Net	$21,548,864	$20,846,228
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$16,452,838	$17,248,096
Reinsurance assumed	62,458	55,950
Reinsurance ceded	(3,051,654)	(4,747,130)
Net	$13,463,642	$12,556,916

~  16  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Six-Months Ended
	June 30,	June 30,
(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	13,804	12,781
Prior years	(340)	(224)
Total incurred	13,464	12,557
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,727	2,608
Prior years	9,498	10,017
Total paid	14,225	12,625
Net unpaid losses and settlement expense - end of the period	39,941	41,830
Plus: Reinsurance recoverable on unpaid losses	9,750	15,557
Gross unpaid losses and settlement expense - end of the period	$49,691	$57,387

7.     INCOME TAXES

The Company’s effective tax rate for the six month period ended June 30, 2017, was 35.4%, compared to 38.1% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and six-month periods ended June 30, 2017 and 2016, differed from the amounts computed by applying the U.S. federal tax rate of 34% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	June 30,
	2017	2016
Provision for income taxes at the statutory federal tax rates	$(123,612)	$225,579
Increase (reduction) in taxes resulting from:
Dividends received deduction	(9,104)	—
Tax-exempt interest income	(51,643)	(38,931)
15% proration of tax exempt interest and dividends received decution	9,112	5,839
Officer life insurance, net	5,793	5,793
Nondeductible expenses	8,530	111,434
Prior year true-ups and other	32,481	(66,817)
Total	$(128,443)	$242,897

	For the Six-Months Ended
	June 30,
	2017	2016
Provision for income taxes at the statutory federal tax rates	$323,116	$489,232
Increase (reduction) in taxes resulting from:
Dividends received deduction	(18,207)	—
Tax-exempt interest income	(91,981)	(82,596)
15% proration of tax exempt interest and dividends received decution	16,528	12,389
Officer life insurance, net	10,796	11,587
Nondeductible expenses	17,341	121,654
Prior year true-ups and other	78,828	(3,916)
Total	$336,421	$548,350

~  17  ~

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

As of June 30, 2017 and December 31, 2016, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2013 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receiveds to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the six months ended June 30, 2017.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to particpants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June  30, 2017, we recognized compensation expense of $141,328 related to 8,680 shares of our common stock that were committed to be released to partipants’ accounts at December 31, 2017. Of the 8,680 shares committed to be released, 2,389 shares were commited on June 30, 2017 and had no impact on the weighted average common shares outstanding for the three and six months ended June 30, 2017.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $6,495 and $5,528 as of June  30, 2017 and 2016, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid 1,046, and $0 as of March 31, 2017 and 2016, respectively. Griffin was paid $893,240 and $6,130 as of June 30, 2017 and 2016, respectively.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $14,347 and $28,007 as of June, 2017 and 2016, respectively.

~  18  ~

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

Forward-looking statements involve risks, uncertainties and assumptions, including, among other things, the factors discussed under the heading “Item 1A. Risk Factors” of ICC Holdings, Inc.’s Annual Report on Form 10-K and those listed below. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q and other unforeseen risks. Readers should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s Annual Report on Form 10-K and those listed below:

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

~  19  ~

Because forward-looking information is subject to various risks and uncertainties, actual results may differ materially from that expressed or implied by the forward-looking information.

All subsequent written and oral forward-looking information attributable to ICC Holdings, Inc. or any person acting on our behalf is expressly qualified in its entirety by the cautionary statement contained or referred to in this section.

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules.  These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. Management uses the non-GAAP measures “losses and settlement expense ratio”, “expense ratio” and “combined ratio” in its evaluation of business and financial performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for net earnings determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

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

For the six months ended June 30, 2017, we had direct written premium of $26,410,000, net premiums earned of $21,549,000, and net income of $614,000. For the six months ended June 30, 2016, we had direct premiums written of $25,878,000, net premiums earned of $20,846,000, and net income of $891,000. At June 30, 2017, we had total assets of $149,172,000 and equity of $64,065,000. At December 31, 2016, we had total assets of $122,160,000 and equity of $33,600,000.

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

~  20  ~

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

Amortization of deferred policy acquisition costs and other operating expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses. Variable policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Fixed policy acquisition costs are expensed as incurred. These costs include salaries, rent, office supplies, and depreciation. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses.

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

~  21  ~

Expense ratio

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other operating expenses to premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.

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

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting loss and loss adjustment expense, amortization of deferred policy acquisition costs, and other operating expenses from earned premiums. Each of these items is presented as a caption in our statements of operations.

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

~  22  ~

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The major components of operating revenues and net earnings are as follows:

	For the six months
	ended June 30,
(In thousands)	2017	2016
Revenues
Total premiums earned	$21,549	$20,846
Investment income, net of investment expense	1,161	770
Realized investment gains (losses), net	388	138
Other income	149	76
Total revenues	$23,247	$21,830
Summarized components of net earnings
Underwriting (loss) income	$(370)	$746
Investment income, net of investment expense	1,161	770
Realized investment gains, net	388	138
Other income	149	76
General corporate expenses	268	199
Interest expense	110	92
Earnings, before income taxes	950	1,439
Income tax expense	336	548
Net earnings	$614	$891
Total other comprehensive earnings	597	1,819
Comprehensive earnings	$1,211	$2,710

1Calculated by subtracting the sum of loss and settlement expenses (2017 -$13,464 and 2016 -$12,557) and policy and acquisistion costs and other operating expenses (2017 - $8,455 and 2016 - $7,543) from net premiums earned (2017 -$21,549 and 2016 - $20,846).

	For the six months ended June 30,
	2017	2016
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	62.48%	60.24%
Expense ratio[2]	39.24%	36.18%
Combined ratio[3]	101.72%	96.42%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the six months ended June 30, 2017 and 2016:

Premiums

Direct premiums written grew by $532,000, or 2.1%, to $26,410,000 for the six months ended June 30, 2017 from $25,878,000 for the same period of 2016. Net written premium grew by $598,000, or 2.7%, to $22,546,000 for the six months ended June 30, 2017 from $21,948,000 for the same period in 2016. Net premiums earned grew by $703,000, or 3.4%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to increased organic growth.

For the six months ended June 30, 2017, we ceded to reinsurers $3,941,000 of earned premiums, compared to $3,849,000 of earned premiums for the six months ended June 30, 2016. Ceded earned premiums as a percent of direct premiums written was  14.9% in the six months ended June 30, 2017, and 14.9% in the six months ended June 30, 2016.

~  23  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $73,000 or 96.1% during the six months ended June 30, 2017 as compared to the same period of 2016 primarily as a result of an increase in third party sales made by Estrella Innovative Solutions, Inc. as well as a slight growth in premium volume.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Six-Months Ended
	June 30,	June 30,
(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	13,804	12,781
Prior years	(340)	(224)
Total incurred	13,464	12,557
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,727	2,608
Prior years	9,498	10,017
Total paid	14,225	12,625
Net unpaid losses and settlement expense - end of the period	39,941	41,830
Plus: Reinsurance recoverable on unpaid losses	9,750	15,557
Gross unpaid losses and settlement expense - end of the period	$49,691	$57,387

Net unpaid losses and settlement expense decreased $1,889,000, or 4.5%, in the six months ended June 30, 2017 as compared to the same period in 2016.

Losses and Settlement Expenses

Losses and settlement expenses increased by $907,000, or 7.2%, to $13,464,000 for the six months ended June 30, 2017, from $12,557,000 for the same period in 2016. The increase in losses and settlement expenses for the six months ended June 30, 2017 is primarily due to an increase in frequency and severity of fire and storm losses as well as higher retention of property losses compared to the same period in 2016.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $912,000 or 12.1%. The increase in policy acquisition costs and other operating expenses during the six months ended June 30, 2017 is primarily driven by increases in the other operating expenses. This is due to additional costs associated with operating as a public company which did not occur in previous years.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 305 basis points from 36.19% to 39.24% for the six months ended June 30, 2017 as compared to 2016.

~  24  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Accordingly, our general corporate expenses increased by $69,000, or 34.7%, in the six months ended June 30, 2017 as compared to the same period in 2016.

Investment Income

Net investment income increased by $391,000, or 50.8% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily from the composition of the investment portfolio. Average cash and invested assets during the six months ended June 30, 2017 was $95,417,000 compared to $78,335,000 during the same period in 2016, an increase of $17,082000, or 21.8%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense increased to $110,000 for the six months ended June 30, 2017 from $92,000 for the same period during 2016. This 19.6% increase year over year reflects the Company’s financing of certain assets under financial sales-leaseback transactions as well as interest expense on debt agreements entered into during 2016 and 2017. See Financial Position – Leaseheld Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $336,000 and $548,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease in income tax expense in 2017 relates to lower levels of pretax earnings for the six months ended June 30, 2017 compared to the same period in 2016. Our effective tax rate for the six months ended June 30, 2017 was 35.4%, compared to 38.1% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the six months ended Junce 30, 2017 compared to the same period in 2016 primarily due to favorable provision adjustments and an increase in the dividends received deduction.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  25  ~

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The major components of operating revenues and net earnings are as follows:

	For the three months
	ended June 30,
(In thousands)	2017	2016
Revenues
Total premiums earned	$10,711	$10,555
Investment income, net of investment expense	689	422
Realized investment gains (losses), net	(57)	14
Other income	64	18
Total revenues	$11,407	$11,009
Summarized components of net earnings (loss)
Underwriting (loss) income	$(873)	$367
Investment income, net of investment expense	689	422
Realized investment (losses) gains, net	(57)	14
Other income	64	18
General corporate expenses	129	107
Interest expense	57	50
Loss (earnings), before income taxes	(363)	664
Income tax (benefit) expense	(128)	243
Net (loss) earnings	$(235)	$421
Total other comprehensive earnings	542	810
Comprehensive earnings	$307	$1,231

1Calculated by subtracting the sum of loss and settlement expenses (2017 -$6,864 and 2016 -$6,177) and policy and acquisistion costs and other operating expenses (2017 - $4,720 and 2016 - $4,011) from net premiums earned (2017 - $10,711 and 2016 - $10,555).

	For the three months ended June 30,
	2017	2016
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	64.09%	58.52%
Expense ratio[2]	44.07%	38.00%
Combined ratio[3]	108.16%	96.52%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended June 30, 2017 and 2016:

Premiums

Direct premiums written were relatively flat, increasing by  $20,000, or 0.1%, from the three months ended June 30, 2017 as compared to the same period of 2016, while net written premium grew by $113,000, or 1.0%, during the same period. Net premiums earned grew by $156,000, or 1.5%, in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to increased organic growth and lower levels of premium ceded to reinsurance.

For the three months ended June 30, 2017, we ceded to reinsurers $1,938,000 of earned premiums, compared to $1,976,000 of earned premiums for the three months ended June 30, 2016. Ceded earned premiums as a percent of direct premiums written were 14.0% in the three months ended June 30, 2017, and 14.3% in the three months ended June 30, 2016.

~  26  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $47,000 or 269.1% during the three months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in third party sales made by Estrella Innovative Solutions, Inc. as well as a slight growth in premium volume.

Losses and Settlement Expenses

Losses and settlement expenses increased by $687,000, or 11.1%, to $6,864,000 for the three months ended June 30, 2017, from $6,177,000 for the same period in 2016. The increase in losses and settlement expenses for the three months ended June 30, 2017 is primarily due to an increase in frequency and severity of fire and storm losses as well as higher retention of property losses compared to the same period in 2016.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs and other operating expenses increased by $709,000 or 17.7% for the three months ended June 20, 2017 compared to the same period in 2016. The increase in policy acquisition costs and other operating expenses during the three months ended June 30, 2017 is primarily driven by increases in the other operating expenses. This is due to additional costs associated with operating as a public company which did not occur in previous years.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other. Our expense ratio increased by 607 basis points from 38.00% to 44.07% for the three months ended June 30, 2017 as compared to 2016.

General Corporate Expenses

Our general corporate expenses increased by $22,000, or 20.6%, in the three months ended June 30, 2017 as compared to the same period in 2016.

Investment Income

Net investment income increased by $267,000, or 63.3% during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily from the composition of the investment portfolio. Average cash and invested assets during the three months ended June 30, 2017 was $112,378,000 compared to $80,174,000 during the same period in 2016, an increase of $32,204,000, or 40.2%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense increased to $57,000 for the three months ended June 30, 2017 from $50,000 for the same period during 2016. This 14.0% increase year over year reflects the Company’s financing of certain assets under financial sales-leaseback transactions as well as interest expense on debt agreements entered into during 2016 and 2017. See Financial Position – Leaseheld Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax benefit of $128,000 and income tax expense of $243,000 for the three months ended June 30, 2017 and 2016, respectively. The flip to income tax benefit for the three months ended June 30, 2017, versus income tax expense for the same period in 2016 relates to a  net loss before income taxes for the three months ended June 30, 2017 compared to a net earnings before income taxes for the same period in 2016. Our effective tax rate for the three months ended June 30, 2017, was 35.3%, compared to 36.6% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the three months ended June 30, 2017, primarily due to favorable provision adjustments and an increase in the dividends received deduction.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  27  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	June 30,	December 31,
	2017	2016
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $81,233 at 6/30/2017	$83,006	$64,134
and $62,929 at 12/31/2016)
Common Stocks (cost - $9,823 at 6/30/2017 and $6,312 at 12/31/2016)	10,591	6,983
Preferred Stocks (cost - $3,669 at 6/30/2017 and $2,925,434 at 12/31/2016)	3,782	2,798
Property held for investment, at cost, net of accumulated depreciation of	2,852	2,207
$84 at 6/30/2017 and $51 at 12/31/2016
Cash and cash equivalents	10,103	4,377
Total investments and cash	110,334	80,499
Accrued investment income	647	524
Premiums and reinsurance balances receivable, net of allowances for	17,841	17,479
uncollectible amounts of $50 at 6/30/2017 and 12/31/2016
Ceded unearned premiums	296	271
Reinsurance balances recoverable on unpaid losses and settlement	9,750	12,115
expenses, net of allowances for uncollectible amounts of
$0 at 6/30/2017 and 12/31/2016
Federal income taxes	1,024	1,037
Deferred policy acquisition costs, net	4,303	4,163
Property and equipment, at cost, net of accumulated depreciation of	3,657	3,720
$4,572 at 6/30/2017 and $4,308 at 12/31/2016
Other assets	1,320	2,352
Total assets	$149,172	$122,160

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$49,691	$52,817
Unearned premiums	25,801	24,778
Reinsurance balances payable	130	110
Corporate debt	4,991	3,787
Accrued expenses	3,182	4,827
Other liabilities	1,312	2,241
Total liabilities	85,107	88,560

Equity:
Common stock[1]	35	—
Additional paid-in capital	32,632	—
Accumulated other comprehensive earnings, net of tax	1,751	1,154
Retained earnings	33,060	32,446
Less: Unearned ESOP shares at cost (2017 - 348,054 shares and 2016 - 0 shares)	(3,413)	—
Total equity	64,065	33,600
Total liabilities and equity	$149,172	$122,160

1Par value $0.01; authorized: 2017 - 10,000,000 shares and  2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,158,680 and 2016 - 0 shares.

~  28  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2017	2016
Case reserves	$19,375	$20,171
IBNR reserves	20,566	20,531
Net unpaid losses and settlement expense	39,941	40,702
Reinsurance recoverable on unpaid loss and settlement expense	9,750	12,115
Reserves for unpaid loss and settlement expense	$49,691	$52,817

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2017 December 31, 2016.

As of June 30, 2017

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$14,904	$14,934	$29,838
Property	1,601	4,293	5,894
Other	2,870	1,339	4,209
Total net reserves	19,375	20,566	39,941
Reinsurance recoverables	5,570	4,180	9,750
Gross reserves	$24,945	$24,746	$49,691

As of December 31, 2016

				Actuarially Determinded Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$15,627	$14,655	$30,282
Property	2,652	4,036	6,688
Other	1,892	1,840	3,732
Total net reserves	20,171	20,531	40,702	$36,178	$41,107
Reinsurance recoverables	7,595	4,520	12,115	9,431	12,637
Gross reserves	$27,766	$25,051	$52,817	$45,609	$53,744

~  29  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2017 and 2016, we experienced favorable development of $340,000 and $224,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2016 at $40,702,000. As of June 30, 2017, that reserve was re-estimated at $40,402,000, which is $300,000, or 0.7%, lower than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (1.9)% to 11.5%. As shown in the table below, since 2012 the variance in our originally estimated accident year loss reserves has ranged from (6.4%) deficient to 14.2% redundant as of June 30, 2017.

~  30  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2012	2013	2014	2015	2016
As originally estimated	$19,276	$22,064	$22,267	$24,293	$25,619
As estimated at June 30, 2017	19,083	21,902	23,691	20,843	25,233
Net cumulative redundancy (deficiency)	$193	$162	$(1,424)	$3,450	$386
% redundancy (deficiency)	1.0%	0.7%	(6.4)%	14.2%	1.5%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2016
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,178	8.9%
Recorded	40,702	0.0%
High End	41,107	-0.8%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$996	$(4)	$—	$—	$996	$(4)
MBS/ABS/CMBS	12,082	(219)	157	(1)	12,239	(220)
Corporate	3,588	(29)	990	(10)	4,578	(39)
Municipal	2,532	(54)	—	—	2,532	(54)
Total fixed maturities	19,198	(306)	1,147	(10)	20,345	(316)
Common stocks	623	(31)	—	—	623	(31)
Preferred stocks	706	(10)	—	—	706	(10)
Total temporarily impaired securities	$20,527	$(347)	$1,147	$(10)	$21,674	$(357)

~  31  ~

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$994	$(6)	$—	$—	$994	$(6)
MBS/ABS/CMBS	10,713	(257)	323	(1)	11,036	(258)
Corporate	5,476	(76)	984	(15)	6,460	(91)
Municipal	2,995	(135)	—	—	2,995	(135)
Total fixed maturities	20,178	(474)	1,307	(16)	21,485	(490)
Common stocks	—	—	446	(34)	446	(34)
Preferred stocks	2,328	(132)	—	—	2,328	(132)
Total temporarily impaired securities	$22,506	$(606)	$1,753	$(50)	$24,259	$(656)

The unrealized losses as of June 30, 2017 and December 31, 2016 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the six months ended June 30, 2017, the Company incurred $57,000 of OTTI losses on an ETF included in common stock that was impaired in the three months ended June 30, 2017. During the first six months of 2016, the Company did not recognize any impairment losses.

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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2017 and December 31, 2016, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

~  32  ~

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

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2017 and December 31, 2016, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Deferred acquisition costs	$4,303	$4,163
Unearned premium reserves	25,800	24,778

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

As of June 30, 2017 and December 31, 2016, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2015 are open for examination. The tax return related to the year ended December 31, 2016 has not yet been filed.

Other Assets

As of June 30, 2017 and December 31, 2016 other assets totaled $1,320,000 and $2,351,000, respectively. The decreased is primarily due to deferred stock offering and conversion expenses being settled in the first quarter of 2017 which was partially offset by an increase in prepaid insurance fees.

Outstanding Debt

As of June 30, 2017 and December 31, 2016, outstanding debt balances totaled $4,991,000 and $3,787,000, respectively. We incurred interest expense for the six-month periods ended June 30, 2017, and 2016, of $110,000 and $92,000, respectively. We incurred interest expense of $58,000 and $50,000 for the three months ended June 30, 2017 and 2016, respectively. The average rate on debt was 4.0% as of June 30, 2017, compared to 5.0% as of December 31, 2016.

~  33  ~

Surplus Notes

ICC’s plan of conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1,650,000 were converted into 165,000 shares of the Company’s common stock. The remaining $200,000 balance of surplus notes was paid off in March 2017.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that is accounted for as a capital lease. Under the agreement, BofI Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged additional bonds totaling $860,969 during 2016, bringing the total pledged to $1,808,523 as of June 30, 2017, and December 31, 2016, respectively. There was no gain or loss recognized as part of this transaction. For the six months ended June 30 2017 and 2016, lease payments totaled $251,000 and $209,000, respectively. Lease payments totaled $125,000 and $147,00 for the three months ended June 30, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at June 30, 2017 was $1,019,000 compared to $1,228,000 at Decemeber 31, 2016.

Debt Obligation

The Company entered into a debt agreement in 2017 for $3,500,000. The terms of the loan is five years bearing interest at 3.65%.  Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans are 36 months, but the Company has the option to prepay the $500,000 loan after 12 months. The total balance of debt agreements at June 30, 2017 and December 31, 2016 was $3,946,000 and $526,000, respectively. The Bofi loans bear interest at 4.7%. Interest paid for the three and six months ended June 30, 2017 was $38,000 and $54,000, respectively. There were no borrowing and there was no interest paid on the line of credit for the six months ended June 30, 2016.

Home Office Mortgage

The Company maintains a mortgage on its home office. Interest is charged at a fixed rate of 2.6% and the loan matures in 2017. The building is used as collateral to secure the loan. The loan balance at June 30, 2017 and December 31, 2016 was $26,000 and $184,000, respectively. The interest paid on the loan during the six months ended June 30, 2017 and 2016, was $1,000 and $6,000, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2017. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. There was no interest paid on the line of credit during the six months ended June 30, 2017 and $1,000 of interest paid on the line of credit during the six months ended June 30, 2016. There are no financial covenants governing this agreement.

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

Stock-based Incentive Plan

Under the stock-based incentive plan, we may issue a total of 490,000 shares of common stock.  Of this amount, an amount equal to 4% of the shares of common stock issued in the offering may be used to make restricted stock and stock-settled restricted stock unit awards and 10% of the shares of common stock issued in the offering may be used to award stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We will also compute compensation expense at the time stock options are awarded based on the fair value of such options on the date they are granted. This compensation expense will be recognized over the appropriate service period. See “Management — Benefit Plans and Employment Agreements” section of the Company’s 2016 Annual Report on Form 10-K.

~  34  ~

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash flows from financing activities during the six months ended June 30, 2017 relates to the initial public offering and changes in debt and shares outstanding.

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

Cash flows from continuing operations for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash (used in) provided by operating activities	$(1,414)	$552
Net cash (used in) provided by investing activities	(23,318)	345
Net cash provided by financing activities	30,458	309
Net increase (decrease) in cash and cash equivalents	$5,726	$1,206

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

The following table summarizes, as of June 30, 2017  our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$49,691	$19,628	$19,479	$6,708	$3,876
Debt obligations	4,619	195	634	3,790	—
Capital lease obligations	1,145	251	864	30	—
Home office mortgage	26	26	—	—	—
Operating lease obligations	217	72	144	—	—
Total	$55,698	$20,172	$21,121	$10,528	$3,876

~  35  ~

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

The average maturity of the debt securities in our investment portfolio at June 30, 2017, was 7.4 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	June 30, 2017
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,437)	$75,569
100 basis point increase	(3,818)	79,188
No change	—	83,006
100 basis point decrease	3,793	86,799
200 basis point decrease	6,790	89,796

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

~  36  ~

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

There were no material changes to report.

~  37  ~

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

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  38  ~

Item 6. Exhibits

Exhibit Number	Description
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

10.1	ICC Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-38046) filed on April 13, 2017).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  39  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2017.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  40  ~