Form 10-Q
period 2017-09-30
ICC Holdings, Inc.
filed 2017-11-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

_______________________________

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of November 9, 2017 was 3,165,003.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $85,067,335 at	$87,040,384	$64,134,023
9/30/2017 and $62,929,091 at 12/31/2016)
Common stocks¹ (cost - $10,247,724 at	11,264,700	6,982,547
9/30/2017 and $6,311,708 at 12/31/2016)
Preferred stocks (cost - $3,670,999 at	3,785,161	2,798,413
9/30/2017 and $2,925,434 at 12/31/2016)
Property held for investment, at cost, net of accumulated depreciation of	2,865,376	2,207,424
$103,080 at 9/30/2017 and $50,948 at 12/31/2016
Cash and cash equivalents	6,853,760	4,376,847
Total investments and cash	111,809,381	80,499,254
Accrued investment income	715,950	524,156
Premiums and reinsurance balances receivable, net of allowances for	18,219,138	17,479,487
uncollectible amounts of $50,000 at 9/30/2017 and 12/31/2016
Ceded unearned premiums	297,127	270,751
Reinsurance balances recoverable on unpaid losses and settlement expenses,	11,640,539	12,114,998
net of allowances for uncollectible amounts of $0 at 9/30/2017 and 12/31/2016
Federal income taxes	1,217,921	1,037,506
Deferred policy acquisition costs, net	4,556,116	4,162,927
Property and equipment, at cost, net of accumulated depreciation of	3,564,286	3,719,535
$4,747,642 at 9/30/2017 and $4,308,247 at 12/31/2016
Other assets	1,138,907	2,351,347
Total assets	$153,159,365	$122,159,961
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$52,551,866	$52,817,254
Unearned premiums	26,789,274	24,777,712
Reinsurance balances payable	179,000	109,790
Corporate debt	4,454,138	3,786,950
Accrued expenses	4,072,007	4,827,042
Other liabilities	1,371,653	2,241,003
Total liabilities	89,417,938	88,559,751
Equity:
Common stock[2]	35,000	—
Additional paid-in capital	32,296,455	—
Accumulated other comprehensive earnings, net of tax	2,048,763	1,154,175
Retained earnings	32,711,173	32,446,035
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,349,964)	—
Total equity	63,741,427	33,600,210
Total liabilities and equity	$153,159,365	$122,159,961

1Common stock securities consist of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500.

2Par value $0.01; authorized: 2017 - 10,000,000 shares and  2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,165,003 and 2016 - 0 shares.

32017 –334,997 shares and 2016 – 0 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2017	2016
Net premiums earned	$11,191,448	$10,848,363
Net investment income	688,134	663,111
Net realized investment (losses) gains	(1,833)	93,561
Other-than-temporary impairment losses	—	(212,731)
Other income	48,667	28,058
Consolidated revenues	11,926,416	11,420,362
Losses and settlement expenses	8,063,401	6,154,162
Policy acquisition costs and other operating expenses	4,344,129	4,254,640
Interest expense on debt	64,810	48,563
General corporate expenses	183,540	137,109
Total expenses	12,655,880	10,594,474
(Loss) earnings before income taxes	(729,464)	825,888
Total income tax (benefit) expense	(380,681)	130,920
Net (loss) earnings	$(348,783)	$694,968

Other comprehensive earnings, net of tax	297,680	93,301
Comprehensive (loss) earnings	$(51,103)	$788,269

(Loss) earnings per share[1]:
Basic:
Basic net (loss) earnings per share	$ (0.11)	$ 0.22
Diluted:
Diluted net (loss) earnings per share	$ (0.11)	$ 0.22

Weighted average number of common shares outstanding[2]:
Basic	3,160,892	3,150,000
Diluted	3,160,892	3,150,000

1The unaudited pro forma earnings per share for the three months ended September 30, 2016 is provided as a basis for comparison of current period earnings.

2Weighted average number of common shares outstanding for the three months ended September 30, 2016 is based on the resulting shares from the initial public offering that was completed in March 2017 and are used to calculate the pro forma earnings per share for the three months ended September 30, 2016.

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2017	2016
Net premiums earned	$32,740,312	$31,694,591
Net investment income	1,849,421	1,433,005
Net realized investment gains	442,945	231,779
Other-than-temporary impairment losses	(57,316)	(212,731)
Other income	197,647	103,919
Consolidated revenues	35,173,009	33,250,563
Losses and settlement expenses	21,527,043	18,711,078
Policy acquisition costs and other operating expenses	12,799,079	11,797,914
Interest expense on debt	174,349	140,185
General corporate expenses	451,660	336,581
Total expenses	34,952,131	30,985,758
Earnings before income taxes	220,878	2,264,805
Total income tax (benefit) expense	(44,260)	679,270
Net earnings	$265,138	$1,585,535

Other comprehensive earnings, net of tax	894,588	1,912,733
Comprehensive earnings	$1,159,726	$3,498,268

Earnings per share[1]:
Basic:
Basic net earnings per share	$ 0.08	$ 0.50
Diluted:
Diluted net earnings per share	$ 0.08	$ 0.50

Weighted average number of common shares outstanding[2]:
Basic	3,154,992	3,150,000
Diluted	3,154,992	3,150,000

1The unaudited pro forma earnings per share for the nine months ended September 30, 2016 is provided as a basis for comparison of current period earnings.

2Weighted average number of common shares outstanding for the nine months ended September 30, 2016 is based on the resulting shares from the initial public offering that was completed in March 2017 and are used to calculate the pro forma earnings per share for the nine months ended September 30, 2016.

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$265,138	$1,585,535
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Net realized investment gains	(442,945)	(231,779)
Other-than-temporary impairment losses	57,316	212,731
Depreciation	628,778	597,247
Deferred income tax	138,384	147,071
Amortization of bond premium and discount	228,760	171,148
Change in:
Accrued investment income	(191,794)	80,924
Premiums and reinsurance balances receivable (net)	(739,651)	(1,119,734)
Reinsurance balances payable	69,210	398,674
Ceded unearned premiums	(26,376)	(225,864)
Reinsurance balances recoverable	474,459	3,869,799
Deferred policy acquisition costs	(393,189)	(296,711)
Accrued expenses	(755,035)	91,450
Unpaid losses and settlement expenses	(265,388)	(3,881,498)
Unearned premiums	2,011,562	1,748,012
Current federal income tax	(779,648)	511,995
Other	343,091	505,701
Net cash provided by operating activities	622,672	4,164,701
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(28,002,993)	(9,803,432)
Common stocks, available-for-sale	(5,900,497)	(388,740)
Preferred stock, available-for-sale	(638,922)	(1,477,320)
Property and equipment	(422,364)	(818,476)
Property held for investment	(710,082)	(1,628,344)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	5,670,040	9,827,239
Common stocks, available-for-sale	2,154,214	1,590,088
Preferred stock, available-for-sale	55,199	—
Property and equipment	967	98,049
Net cash (used in) investing activities	(27,794,438)	(2,600,936)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock and ESOP expense	28,981,491	—
Proceeds from loan	3,499,149	500,000
Proceeds from sale leaseback	—	777,643
Repayments of borrowed funds	(2,831,961)	(561,926)
Demutualization costs	—	(829,887)
Net cash provided by (used in) financing activities	29,648,679	(114,170)
Net increase in cash and cash equivalents	2,476,913	1,449,595
Cash and cash equivalents at beginning of year	4,376,847	2,179,511
Cash and cash equivalents at end of period	$6,853,760	$3,629,106
Supplemental information:
Federal income tax paid	$600,000	$—
Interest paid	141,098	62,980

See accompanying notes to consolidated financial statements.

~  6  ~

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

ICC Holdings, Inc. was formed so that it could acquire all of the capital stock of ICC in a mutual-to-stock conversion. The plan of conversion was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million were converted into 165,000 shares of the Company’s common stock. The Company’s offering closed on March 24, 2017, and our Employee Stock Ownership Plan (ESOP) purchased 350,000 of the shares in the offering. In order to complete the purchase of common shares, the ESOP borrowed money from ICC. ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 and used the proceeds to repay ICC for the money borrowed by the ESOP. On March 28, 2017, the Company’s stock began trading on the NASDAQ Capital Market under the “ICCH” ticker. The Company paid $1.0 million of underwriting fees to Griffin Financial Group, LLC. Proceeds received from the offering net of offering costs and underwriting fees was $28.7 million.

Prior to the conversion on March 24, 2017, ICC Holdings, Inc did not engage in any operations. After the conversion, ICC Holdings, Inc’s primary assets are the outstanding capital stock of ICC and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual to stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017, include ICC Holdings and subsidiaries. The financial statements as of December 31, 2016, as of September 30, 2016, and for the three and nine months ended September 30, 2016, represent the financial position and results of operations of ICC and its subsidiaries only, as the conversion to stock form was completed on March 24, 2017.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio, and Wisconsin and markets through independent agents. Approximately 31.3% and 33.3% of the premium is written in Illinois for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, respectively, approximately 34.5% and 37.2% of the premium is written in Illinois. ICC has three wholly owned subsidiaries, Beverage Insurance Agency, Estrella Innovative Solutions, Inc., and ICC Realty, LLC.; however the Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2016 Annual Report on Form 10-K. The condensed consolidated balance sheet at December 31, 2016, was derived from the audited consolidated balance sheet of ICC as of that date. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2017, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense related to its employee stock ownership plan (ESOP) ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For purposes of calculating earnings per share, the Company includes the weighted average ESOP shares committed to be released for the period. The ESOP covers all employees who have worked a minimum of 1,000 hours in the plan year.

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic and diluted EPS includes ESOP shares committed to be released. The unaudited pro forma earnings per share for the three and nine months ended September 30, 2016 are provided to be used as a basis for comparison of current period earnings. The weighted average number of common shares outstanding are computed as if the resulting shares from the initial public offering, which was completed in March 2017, were outstanding for the three and nine month periods ended September 30, 2016.

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

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2017 and 2016, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2017	2016
Automobiles	$766,552	$668,794
Furniture and fixtures	415,610	516,318
Computer equipment and software	3,373,225	3,151,676
Home office	3,756,541	3,690,994
Total cost	8,311,928	8,027,782
Accumulated depreciation	(4,747,642)	(4,308,247)
Net property and equipment	$3,564,286	$3,719,535

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

	Three-Month Periods Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$449,199	$(152,728)	$296,471	$22,196	$(7,547)	$14,649
Reclassification adjustment for (gains) losses included in net earnings	1,833	(624)	1,209	119,170	(40,518)	78,652
Total other comprehensive (loss) earnings	$451,032	$(153,352)	$297,680	$141,366	$(48,065)	$93,301

	Nine-Month Periods Ended September 30,
	2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding gains (losses) arising during the period	$1,741,067	$(591,963)	$1,149,104	$2,917,129	$(991,824)	$1,925,305
Reclassification adjustment for (gains) losses included in net earnings	(385,629)	131,113	(254,516)	(19,048)	6,476	(12,572)
Total other comprehensive earnings (loss)	$1,355,438	$(460,850)	$894,588	$2,898,081	$(985,348)	$1,912,733

The following table provides the reclassifications out of accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Months Ended September 30,		Nine-Month Periods Ended September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2017	2016	2017	2016	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$1,833	$(93,561)	$(442,945)	$(231,779)	Net realized investment gains
	—	212,731	57,316	212,731	Other-than-temporary impairment losses
	(624)	(40,518)	131,113	6,476	Income tax expense
Total reclassification adjustment, net of tax	$1,209	$78,652	$(254,516)	$(12,572)

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

The following is a summary of the proceeds from sales, maturities, and calls of available-for-sale securities and the related gross realized gains and losses for the nine-months ended September 30, 2017 and 2016.

	For the Nine-Months Ended Ended September 30,
				Net realized
	Proceeds	Gains	Losses	gain
2017
Fixed maturity securities	$5,670,040	$29,328	$(21)	$29,307
Common stocks	2,154,214	415,471	(2,752)	412,719
Preferred stocks	55,199	919	—	919
2016
Fixed maturity securities	$9,827,239	$155,428	$(3,732)	$151,696
Equity securities	$1,590,088	$80,083	$—	$80,083

The amortized cost and estimated fair value of fixed income securities at September 30, 2017, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,001,464	$2,004,240
Due after one year through five years	19,220,500	19,783,690
Due after five years through 10 years	14,618,497	15,344,456
Due after 10 years	19,339,597	19,990,535
Asset and mortgage backed securities without a specific due date	29,887,277	29,917,463
Total fixed maturity securities	$85,067,335	$87,040,384

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  10  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in fixed income and equity securities as of Septembeeer 30, 2017 and December 31, 2016:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,346,253	$1,343,760	$1,912	$(4,405)
MBS/ABS/CMBS	29,887,277	29,917,463	216,031	(185,845)
Corporate	30,546,761	31,657,013	1,128,163	(17,911)
Municipal	23,287,044	24,122,148	870,229	(35,125)
Total fixed maturity securities	85,067,335	87,040,384	2,216,335	(243,286)
Equity securities:
Common stocks	10,247,724	11,264,700	1,024,776	(7,800)
Preferred stocks	3,670,999	3,785,161	142,736	(28,574)
Total equity securities	13,918,723	15,049,861	1,167,512	(36,374)
Total AFS securities	$98,986,058	$102,090,245	$3,383,847	$(279,660)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2016
Fixed maturity securities:
U.S. treasury	$1,244,542	$1,241,125	$2,527	$(5,944)
MBS/ABS/CMBS	19,751,138	19,677,200	183,175	(257,113)
Corporate	27,593,568	28,344,907	842,782	(91,443)
Municipal	14,339,843	14,870,791	665,790	(134,842)
Total fixed maturity securities	62,929,091	64,134,023	1,694,274	(489,342)
Equity securities:
Common stocks	6,311,708	6,982,547	704,768	(33,929)
Preferred stocks	2,925,434	2,798,413	5,425	(132,446)
Total equity securities	9,237,142	9,780,960	710,193	(166,375)
Total AFS securities	$72,166,233	$73,914,983	$2,404,467	$(655,717)

Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $14,092,583 and $10,288,405 and commercial mortgage backed securities of $7,529,511 and $7,600,109 at September 30, 2017 and December 31, 2016, respectively.

~  11  ~

ANALYSIS

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of September 30, 2017, and December 31, 2016. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2017			December 31, 2016
		12 Mos			12 Mos
	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Treasury
Fair value	$995,313	$—	$995,313	$993,576	$—	$993,576
Cost or Amortized cost	999,718	—	999,718	999,520	—	999,520
Unrealized Loss	(4,405)	—	(4,405)	(5,944)	—	(5,944)

MBS/ABS/CMBS
Fair value	9,212,756	2,075,299	11,288,055	10,712,987	322,641	11,035,628
Cost or Amortized cost	9,316,739	2,157,161	11,473,900	10,968,840	323,901	11,292,741
Unrealized Loss	(103,983)	(81,862)	(185,845)	(255,853)	(1,260)	(257,113)

Corporate
Fair value	1,571,361	1,983,352	3,554,713	5,476,442	984,115	6,460,557
Cost or Amortized cost	1,574,106	1,998,518	3,572,624	5,552,624	999,376	6,552,000
Unrealized Loss	(2,745)	(15,166)	(17,911)	(76,182)	(15,261)	(91,443)

Municipal
Fair value	1,396,750	858,505	2,255,255	2,995,362	—	2,995,362
Cost or Amortized cost	1,406,640	883,740	2,290,380	3,130,204	—	3,130,204
Unrealized Loss	(9,890)	(25,235)	(35,125)	(134,842)	—	(134,842)

Subtotal, fixed income
Fair value	13,176,180	4,917,156	18,093,336	20,178,367	1,306,756	21,485,123
Cost or Amortized cost	13,297,203	5,039,419	18,336,622	20,651,188	1,323,277	21,974,465
Unrealized Loss	(121,023)	(122,263)	(243,286)	(472,821)	(16,521)	(489,342)

Common Stock
Fair value	647,000	—	647,000	—	445,872	445,872
Cost or Amortized cost	654,800	—	654,800	—	479,801	479,801
Unrealized Loss	(7,800)	—	(7,800)	—	(33,929)	(33,929)

Preferred Stock
Fair value	643,660	425,875	1,069,535	2,328,345	—	2,328,345
Cost or Amortized cost	662,025	436,084	1,098,109	2,460,791	—	2,460,791
Unrealized Loss	(18,365)	(10,209)	(28,574)	(132,446)	—	(132,446)

Total
Fair value	14,466,840	5,343,031	19,809,871	22,506,712	1,752,628	24,259,340
Cost or amortized cost	14,614,028	5,475,503	20,089,531	23,111,979	1,803,078	24,915,057
Unrealized Loss	$(147,188)	$(132,472)	$(279,660)	$(605,267)	$(50,450)	$(655,717)

As of September 30, 2017, the Company held 9 common stock and preferred stock securities in an unrealized loss position. Of these 9 securities, three have been in an unrealized loss position for 12 consecutive months or longer and represent $10,209 in unrealized losses. As of December 31, 2016, the Company held 21 equity securities that were in unrealized loss positions. Of these 21 securities, two were in an unrealized loss position for 12 consecutive months or longer and represented $33,929 in unrealized losses.

The fixed income portfolio contained 45 securities in an unrealized loss position as of September 30, 2017. Of these 45 securities, 11 have been in an unrealized loss position for 12 consecutive months or longer and represent $122,263 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit

~  12  ~

quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

For the nine months ended September 30, 2017, the Company recognized in net earnings $57,316 of other-than-temporary impairment (OTTI) losses on an ETF included in common stock that was impaired during the second quarter of 2017 and subsequently sold in the third quarter of 2017. During the first nine months of 2016, the Company recognized  $205,834 of OTTI on one common stock security and $6,897 of OTTI on one fixed income security. For all fixed income securities at a  loss at September 30, 2017, management believes it is probable the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be maturity. Management does not consider these investments to be other-than-temporarily impaired at September 30, 2017. Based on managent’s analysis, it was concluded that the fixed maturity securities in an unrealized loss position were not other-than-temporarily impared at September 30, 2017 and December 31, 2016.

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

Assets measured at fair value on a recurring basis as of September 30, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,343,760	$—	$—	$1,343,760
MBS/ABS/CMBS	—	29,917,463	—	29,917,463
Corporate	—	31,657,013	—	31,657,013
Municipal	—	24,122,148	—	24,122,148
Total fixed maturity securities	1,343,760	85,696,624	—	87,040,384
Equity securities
Common stocks	11,264,700	—	—	11,264,700
Preferred stocks	—	3,785,161	—	3,785,161
Total equity securities	11,264,700	3,785,161	—	15,049,861
Total AFS securities	$12,608,460	$89,481,785	$—	$102,090,245

Assets measured at fair value on a recurring basis as of December 31, 2016, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,241,125	$—	$—	$1,241,125
MBS/ABS/CMBS	—	19,677,200	—	19,677,200
Corporate	—	28,344,907	—	28,344,907
Municipal	—	14,870,791	—	14,870,791
Total fixed maturity securities	1,241,125	62,892,898	—	64,134,023
Equity securities
Common stocks	6,982,547	—	—	6,982,547
Preferred stocks	—	2,798,413	—	2,798,413
Total equity securities	6,982,547	2,798,413	—	9,780,960
Total AFS seuciriteis	$8,223,672	$65,691,311	$—	$73,914,983

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2017, and December 31, 2016. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the nine-month periods ended September 30, 2017 and 2016.

~  14  ~

4.     DEBT

As of September 30, 2017 and December 31, 2016, outstanding debt balances totaled $4,454,138 and $3,786,950, respectively. The average rate on remaining debt was 3.9% as of September 30, 2017, compared to 5.0% as of December 31, 2016.

Long-term debt consists of the following as of the periods referenced below:

	September 30,	December 31,
	2017	2016
Surplus notes	$—	$1,850,000
Capital lease obligation	912,510	1,227,541
Debt obligation	3,541,611	525,619
Home office mortgage	17	183,790
Total	$4,454,138	$3,786,950

Surplus Notes

ICC’s Plan of Conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million, representing all outstanding surplus notes as of that date were converted into 165,000 shares of the Company’s common stock. The remaining $200,000 balance of surplus notes was paid in March 2017.

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that is accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged additional bonds totaling $860,969 during 2016, bringing the total pledged to $1,808,523 as of September 30, 2017, and December 31, 2016, respectively. There was no gain or loss recognized as part of this transaction. Lease payments totaled $125,494 for the three months ended September 30, 2017 and 2016. Lease payments totaled $376,485 and $334,227 for the nine months ended September 30, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at September 30, 2017 was $912,510 compared to $1,227,541 at Decemeber 31, 2016.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The total balance of the debt agreements at September 30, 2017 and December 31, 2016 was $3,541,611 and $525,619, respectively. The Bofi loans bear interest at 4.7%.

Home Office Mortgage

The Company maintains a mortgage on its home office. Interest is charged at a fixed rate of 2.6% and the loan matures in 2017. The building is used as collateral to secure the loan. The loan balance at September 30, 2017 and December 31, 2016 was $17 and $183,790, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. There was no interest paid on the line of credit during the nine months ended September 30, 2017 and $584 of interest paid on the line of credit during the nine months ended September 30, 2016. There are no financial covenants governing this agreement.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2017	2016
WRITTEN
Direct	$14,117,001	$13,291,126
Reinsurance assumed	114,391	100,850
Reinsurance ceded	(2,051,977)	(2,122,878)
Net	$12,179,415	$11,269,098
EARNED
Direct	$13,131,193	$12,863,943
Reinsurance assumed	111,312	94,350
Reinsurance ceded	(2,051,057)	(2,109,930)
Net	$11,191,448	$10,848,363
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$11,132,969	$8,567,418
Reinsurance assumed	21,356	27,474
Reinsurance ceded	(3,090,924)	(2,440,730)
Net	$8,063,401	$6,154,162

	Nine-Month Periods Ended September 30,
	2017	2016
WRITTEN
Direct	$40,526,640	$39,169,359
Reinsurance assumed	217,776	232,235
Reinsurance ceded	(6,018,919)	(6,184,856)
Net	$34,725,497	$33,216,738
EARNED
Direct	$38,504,368	$37,416,387
Reinsurance assumed	228,486	237,196
Reinsurance ceded	(5,992,542)	(5,958,992)
Net	$32,740,312	$31,694,591
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$27,585,807	$25,815,514
Reinsurance assumed	83,814	83,424
Reinsurance ceded	(6,142,578)	(7,187,860)
Net	$21,527,043	$18,711,078

~  16  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Nine-Months Ended
	September 30,	September 30,
(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	22,897	18,901
Prior years	(1,370)	(190)
Total incurred	21,527	18,711
Deduct: Loss and settlement expense payments for claims incurred:
Current year	8,381	5,110
Prior years	12,937	13,990
Total paid	21,318	19,100
Net unpaid losses and settlement expense - end of the period	40,911	41,509
Plus: Reinsurance recoverable on unpaid losses	11,641	15,665
Gross unpaid losses and settlement expense - end of the period	$52,552	$57,174

7.     INCOME TAXES

The Company’s effective tax rate for the nine month period ended September 30, 2017, was -15.3%, compared to 30.1% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and nine-month periods ended September 30, 2017 and 2016, differed from the amounts computed by applying the U.S. federal tax rate of 34% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	September 30,
	2017	2016
Provision for income taxes at the statutory federal tax rates	$(248,017)	$280,802
Increase (reduction) in taxes resulting from:
Dividends received deduction	(9,104)	—
Tax-exempt interest income	(73,260)	(38,644)
15% proration of tax exempt interest and dividends received decution	9,664	9,894
Officer life insurance, net	5,794	(14,606)
Nondeductible expenses	14,089	(90,801)
State taxes	(1,019)	—
Prior year true-ups and other	(78,828)	(15,725)
Total	$(380,681)	$130,920

~  17  ~

	For the Nine-Months Ended
	September 30,
	2017	2016
Provision for income taxes at the statutory federal tax rates	$75,099	$770,034
Increase (reduction) in taxes resulting from:
Dividends received deduction	(27,311)	—
Tax-exempt interest income	(165,241)	(121,240)
15% proration of tax exempt interest and dividends received decution	26,192	22,283
Officer life insurance, net	16,590	(3,019)
Nondeductible expenses	31,430	30,853
State taxes	(1,019)	—
Prior year true-up and other	—	(19,641)
Total	$(44,260)	$679,270

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

As of September 30, 2017 and December 31, 2016, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2013 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the nine months ended September 30, 2017.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to particpants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2017, we recognized compensation expense of $262,150 related to 15,003 shares of our common stock that were committed to be released to partipants’ accounts at December 31, 2017. Of the 15,003 shares committed to be released, 2,240 shares were commited on September 30, 2017 and had no impact on the weighted average common shares outstanding for the three and nine months ended September 30, 2017.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $10,350 and $8,012 as of September 30, 2017 and 2016, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $2,690, and $1,074 as of September 30, 2017 and 2016, respectively. Griffin was paid $893,240 and $9,704 as of September 30, 2017 and 2016, respectively.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $46,286 and $628,516 as of September 30, 2017 and 2016, respectively.

~  18  ~

10.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~  19  ~

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

~  20  ~

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

For the nine months ended September 30, 2017, we had direct written premium of $40,527,000, net premiums earned of $32,740,000, and net income of $265,000. For the nine months ended September 30, 2016, we had direct premiums written of $39,169,000, net premiums earned of $31,695,000, and net income of $1,586,000. At September 30, 2017, we had total assets of $153,159,000 and equity of $63,741,000. At December 31, 2016, we had total assets of $122,160,000 and equity of $33,600,000.

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

~  21  ~

Premiums earned

Premiums earned is the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2018, one-half of the premiums would be earned in 2018 and the other half would be earned in 2019.

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

~  22  ~

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

~  23  ~

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The major components of operating revenues and net earnings are as follows:

	For the nine months
	ended September 30,
(In thousands)	2017	2016
Revenues
Total premiums earned	$32,740	$31,695
Investment income, net of investment expense	1,849	1,433
Realized investment gains (losses), net	386	19
Other income	198	104
Total revenues	$35,173	$33,251
Summarized components of net earnings
Underwriting (loss) income¹	$(1,586)	$1,186
Investment income, net of investment expense	1,849	1,433
Realized investment gains, net	386	19
Other income	198	104
General corporate expenses	452	337
Interest expense	174	140
Earnings, before income taxes	221	2,265
Income tax (benefit) expense	(44)	679
Net earnings	$265	$1,586
Total other comprehensive earnings	895	1,912
Comprehensive earnings	$1,160	$3,498

1Calculated by subtracting the sum of loss and settlement expenses (2017 -$21,527 and 2016 -$18,711) and policy and acquisistion costs and other operating expenses (2017 - $12,799 and 2016 - $11,798) from net premiums earned (2017 -$32,740 and 2016 - $31,695).

	For the nine months ended September 30,
	2017	2016
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	65.75%	59.04%
Expense ratio[2]	39.09%	37.22%
Combined ratio[3]	104.84%	96.26%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the nine months ended September 30, 2017 and 2016:

Premiums

Direct premiums written grew by $1,358,000, or 3.5%, to $40,527,000 for the nine months ended September 30, 2017 from $39,169,000 for the same period of 2016. Net written premium grew by $1,508,000, or 4.5%, to $34,725,000 for the nine months ended September 30, 2017 from $33,217,000 for the same period in 2016. Net premiums earned grew by $1,045,000, or 3.3%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to increased organic growth.

For the nine months ended September 30, 2017, we ceded to reinsurers $5,993,000 of earned premiums, compared to $5,959,000 of earned premiums for the nine months ended September 30, 2016. Ceded earned premiums as a percent of direct premiums written was 14.8% in the nine months ended September 30, 2017, and 15.2% in the nine months ended September 30, 2016.

~  24  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $94,000 or 90.4% during the nine months ended September 30, 2017 as compared to the same period of 2016 primarily as a result of an increase in third party sales made by Estrella Innovative Solutions, Inc. as well as a slight growth in premium fee’s volume.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Nine-Months Ended
	September 30,	September 30,
(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	22,897	18,901
Prior years	(1,370)	(190)
Total incurred	21,527	18,711
Deduct: Loss and settlement expense payments for claims incurred:
Current year	8,381	5,110
Prior years	12,937	13,990
Total paid	21,318	19,100
Net unpaid losses and settlement expense - end of the period	40,911	41,509
Plus: Reinsurance recoverable on unpaid losses	11,641	15,665
Gross unpaid losses and settlement expense - end of the period	$52,552	$57,174

Net unpaid losses and settlement expense decreased $598,000, or 1.4%, in the nine months ended September 30, 2017 as compared to the same period in 2016.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,816,000, or 15.0%, to $21,527,000 for the nine months ended September 30, 2017, from $18,711,000 for the same period in 2016. The increase in losses and settlement expenses for the nine months ended September 30, 2017 is primarily due to an increase in frequency and severity of fire and storm losses as well as higher retention of property losses compared to the same period in 2016.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,001,000 or 8.5%. The increase in policy acquisition costs and other operating expenses during the nine months ended September 30, 2017 is primarily driven by increases in the other operating expenses. This is due to additional costs associated with operating as a public company which did not occur in previous years.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 187 basis points from 37.22% to 39.09% for the nine months ended September 30, 2017 as compared to 2016.

~  25  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Accordingly, our general corporate expenses increased by $115,000, or 34.1%, in the nine months ended September 30, 2017 as compared to the same period in 2016.

Investment Income

Net investment income increased by $416,000, or 29.0% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily from increases in the composition of the investment portfolio. Average cash and invested assets during the nine months ended September 30, 2017 was $96,154,000 compared to $79,867,000 during the same period in 2016, an increase of $16,287,000, or 20.4%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense increased to $174,000 for the nine months ended September 30, 2017 from $140,000 for the same period during 2016. This 24.3% increase year over year reflects the Company’s financing of certain assets under financial sales-leaseback transactions as well as interest expense on debt agreements entered into during 2016 and 2017. See Financial Position – Leaseheld Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax benefit of $44,000 and income tax expense of $679,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in income tax expense in 2017 relates to lower levels of pretax earnings for the nine months ended September 30, 2017 compared to the same period in 2016. Our effective tax rate for the nine months ended September 30, 2017 was negative 20.0%, compared to 30.0% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to favorable provision adjustments and an increase in the dividends received deduction.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  26  ~

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The major components of operating revenues and net earnings are as follows:

	For the three months
	ended September 30,
(In thousands)	2017	2016
Revenues
Total premiums earned	$11,191	$10,849
Investment income, net of investment expense	688	663
Realized investment gains (losses), net	(2)	(119)
Other income	49	28
Total revenues	$11,926	$11,421
Summarized components of net earnings (loss)
Underwriting (loss) income¹	$(1,216)	$440
Investment income, net of investment expense	688	663
Realized investment (losses), net	(2)	(119)
Other income	49	28
General corporate expenses	184	137
Interest expense	65	49
Loss (earnings), before income taxes	(730)	826
Income tax (benefit) expense	(381)	131
Net (loss) earnings	$(349)	$695
Total other comprehensive earnings	298	93
Comprehensive (loss) earnings	$(51)	$788

1Calculated by subtracting the sum of loss and settlement expenses (2017 -$8,063 and 2016 -$6,154) and policy and acquisistion costs and other operating expenses (2017 - $4,334 and 2016 - $4,255) from net premiums earned (2017 - $11,191 and 2016 - $10,849).

	For the three months ended September 30,
	2017	2016
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	72.05%	56.72%
Expense ratio[2]	38.82%	39.21%
Combined ratio[3]	110.87%	95.93%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended September 30, 2017 and 2016:

Premiums

Direct premiums written increased by $826,000, or 6.2%, from the three months ended September 30, 2017 as compared to the same period of 2016, while net written premium grew by $910,000, or 8.1%, during the same period. Net premiums earned grew by $343,000, or 3.2%, in the three months ended Septmeber 30, 2017 as compared to the three months ended September 30, 2016, primarily due to increased organic growth and lower levels of premium ceded to reinsurance.

For the three months ended September 30, 2017, we ceded to reinsurers $2,051,000 of earned premiums, compared to $2,110,000 of earned premiums for the three months ended September 30, 2016. Ceded earned premiums as a percent of direct premiums written were 14.5% in the three months ended September 30, 2017, and 15.9% in the three months ended September 30, 2016.

~  27  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $20,000 or 71.4% during the three months ended September 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in third party sales made by Estrella Innovative Solutions, Inc. as well as a slight growth in premium based fees.

Losses and Settlement Expenses

Losses and settlement expenses increased by $1,909,000, or 31.0%, to $8,063,000 for the three months ended September 30, 2017, from $6,154,000 for the same period in 2016. The increase in losses and settlement expenses for the three months ended September 30, 2017 is primarily due to an increase in frequency and severity of fire and storm losses as well as higher retention of property losses compared to the same period in 2016.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs and other operating expenses increased by $89,000 or 2.1% for the three months ended September 30, 2017 compared to the same period in 2016. The increase in policy acquisition costs and other operating expenses during the three months ended September 30, 2017 is primarily driven by increases in the other operating expenses. This is due to additional costs associated with operating as a public company which did not occur in previous years.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other. Our expense ratio decreased by 39 basis points from 39.21% to 38.82% for the three months ended September 30, 2017 as compared to 2016.

General Corporate Expenses

Our general corporate expenses increased by $47,000, or 34.3%, in the three months ended September 30, 2017 as compared to the same period in 2016.

Investment Income

Net investment income increased by $25,000, or 3.8% during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily from reduced investment expense. Average cash and invested assets during the three months ended September 30, 2017 was $113,116,000 compared to $81,706,000 during the same period in 2016, an increase of $31,410,000, or 38.4%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense increased to $65,000 for the three months ended September 30, 2017 from $49,000 for the same period in 2016. This 32.7% increase year over year reflects the Company’s financing of certain assets under financial sales-leaseback transactions as well as interest expense on debt agreements entered into during 2016 and 2017. See Financial Position – Leaseheld Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax benefit of $381,000 and income tax expense of $131,000 for the three months ended September 30, 2017 and 2016, respectively. The flip to income tax benefit for the three months ended September 30, 2017, versus income tax expense for the same period in 2016 relates to a net loss before income taxes for the three months ended September 30, 2017 compared to a net earnings before income taxes for the same period in 2016. Our effective tax rate for the three months ended September 30, 2017, was 52.2%, compared to 15.9% for the same period in 2016. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate for the three months ended September 30, 2017, differened from the statutory tax rate primarily due to favorable provision adjustments and an increase in the dividends received deduction.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  28  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	September 30,	December 31,
	2017	2016
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $85,067 at 9/30/2017	$87,040	$64,134
and $62,929 at 12/31/2016)
Common Stocks (cost - $10,248 at 9/30/2017 and $6,312 at 12/31/2016)	11,265	6,983
Preferred Stocks (cost - $3,671 at 9/30/2017 and $2,925,434 at 12/31/2016)	3,785	2,798
Property held for investment, at cost, net of accumulated depreciation of	2,865	2,207
$103 at 9/30/2017 and $51 at 12/31/2016
Cash and cash equivalents	6,854	4,377
Total investments and cash	111,809	80,499
Accrued investment income	716	524
Premiums and reinsurance balances receivable, net of allowances for	18,219	17,479
uncollectible amounts of $50 at 9/30/2017 and 12/31/2016
Ceded unearned premiums	297	271
Reinsurance balances recoverable on unpaid losses and settlement	11,641	12,115
expenses, net of allowances for uncollectible amounts of
$0 at 9/30/2017 and 12/31/2016
Federal income taxes	1,218	1,037
Deferred policy acquisition costs, net	4,556	4,163
Property and equipment, at cost, net of accumulated depreciation of	3,564	3,720
$4,748 at 9/30/2017 and $4,308 at 12/31/2016
Other assets	1,139	2,352
Total assets	$153,159	$122,160

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$52,552	$52,817
Unearned premiums	26,789	24,778
Reinsurance balances payable	179	110
Corporate debt	4,454	3,787
Accrued expenses	4,072	4,827
Other liabilities	1,372	2,241
Total liabilities	89,418	88,560

Equity:
Common stock[1]	35	—
Additional paid-in capital	32,296	—
Accumulated other comprehensive earnings, net of tax	2,049	1,154
Retained earnings	32,711	32,446
Less: Unearned ESOP shares at cost (2017 - 334,997 shares and 2016 - 0 shares)	(3,350)	—
Total equity	63,741	33,600
Total liabilities and equity	$153,159	$122,160

1Par value $0.01; authorized: 2017 - 10,000,000 shares and  2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,165,003 and 2016 - 0 shares.

~  29  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2017	2016
Case reserves	$20,139	$20,171
IBNR reserves	20,772	20,531
Net unpaid losses and settlement expense	40,911	40,702
Reinsurance recoverable on unpaid loss and settlement expense	11,641	12,115
Reserves for unpaid loss and settlement expense	$52,552	$52,817

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2017 December 31, 2016.

As of September 30, 2017

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$15,453	$15,110	$30,563
Property	1,781	4,310	6,091
Other	2,905	1,352	4,257
Total net reserves	20,139	20,772	40,911
Reinsurance recoverables	7,326	4,315	11,641
Gross reserves	$27,465	$25,087	$52,552

As of December 31, 2016

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$15,627	$14,655	$30,282
Property	2,652	4,036	6,688
Other	1,892	1,840	3,732
Total net reserves	20,171	20,531	40,702	$36,178	$41,107
Reinsurance recoverables	7,595	4,520	12,115	9,431	12,637
Gross reserves	$27,766	$25,051	$52,817	$45,609	$53,744

~  30  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2017 and 2016, we experienced favorable development of $1,370,000 and $190,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2016 at $40,702,000. As of September 30, 2017, that reserve was re-estimated at $39,332,000, which is $1,370,000, or 3.4%, lower than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (5.9)% to 6.9%. As shown in the table below, since 2012 the variance in our originally estimated accident year loss reserves has ranged from (6.4%) deficient to 17.7% redundant as of September 30, 2017.

~  31  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2012	2013	2014	2015	2016
As originally estimated	$19,276	$22,064	$22,267	$24,293	$25,619
As estimated at September 30, 2017	19,264	22,220	23,685	20,001	24,555
Net cumulative redundancy (deficiency)	$12	$(156)	$(1,417)	$4,292	$1,065
% redundancy (deficiency)	0.1%	(0.7)%	(6.4)%	17.7%	4.2%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2016
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,178	8.9%
Recorded	40,702	0.0%
High End	41,107	-0.8%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of Decemeber 31, 2016, the loss and settlement expense reserves would increase by $405,000 before taxes. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2016 by $267,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range, the net loss and settlement expense reserves at December 31, 2016 would be reduced by $4,524,000 with corresponding increases in net income and equity of $3.0 million.

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$995	$(4)	$—	$—	$995	$(4)
MBS/ABS/CMBS	9,213	(104)	2,075	(82)	11,288	(186)
Corporate	1,571	(3)	1,983	(15)	3,554	(18)
Municipal	1,397	(10)	859	(25)	2,256	(35)
Total fixed maturities	13,176	(121)	4,917	(122)	18,093	(243)
Common stocks	647	(8)	—	—	647	(8)
Preferred stocks	644	(19)	426	(10)	1,070	(29)
Total temporarily impaired securities	$14,467	$(148)	$5,343	$(132)	$19,810	$(280)

~  32  ~

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$994	$(6)	$—	$—	$994	$(6)
MBS/ABS/CMBS	10,713	(257)	323	(1)	11,036	(258)
Corporate	5,476	(76)	984	(15)	6,460	(91)
Municipal	2,995	(135)	—	—	2,995	(135)
Total fixed maturities	20,178	(474)	1,307	(16)	21,485	(490)
Common stocks	—	—	446	(34)	446	(34)
Preferred stocks	2,328	(132)	—	—	2,328	(132)
Total temporarily impaired securities	$22,506	$(606)	$1,753	$(50)	$24,259	$(656)

The unrealized losses as of September 30, 2017 and December 31, 2016 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the nine months ended September 30, 2017, the Company incurred $57,000 of OTTI losses on an ETF included in common stock that was impaired in the three months ended June 30, 2017 and subsequently sold in the three months ended September 30, 2017. During the first nine months of 2016, the Company recognized $213,000 of impairment losses.

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

~  33  ~

The fair value estimates of our investments provided by the independent pricing service at September 30, 2017 and December 31, 2016, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016, and no adjustments were made to the estimates provided by the pricing service for the years 2015 and 2014. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2017 and December 31, 2016, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Deferred acquisition costs	$4,556	$4,163
Unearned premium reserves	26,789	24,778

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

As of September 30, 2017 and December 31, 2016, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2013 through 2015 are open for examination.

Other Assets

As of September 30, 2017 and December 31, 2016 other assets totaled $1,139,000 and $2,351,000, respectively. The decrease is primarily due to deferred stock offering and conversion expenses being settled in the first quarter of 2017.

Outstanding Debt

As of September 30, 2017 and December 31, 2016, outstanding debt balances totaled $4,454,000 and $3,787,000, respectively. We incurred interest expense for the nine month periods ended September 30, 2017, and 2016, of $174,000 and $140,000, respectively. We incurred interest expense of $65,000 and $49,000 for the three months ended September 30, 2017 and 2016, respectively. The average rate on debt was 3.9% as of September 30, 2017, compared to 5.0% as of December 31, 2016.

~  34  ~

Surplus Notes

ICC’s plan of conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1,650,000 were converted into 165,000 shares of the Company’s common stock. The remaining $200,000 balance of surplus notes was paid in March 2017.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that is accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged additional bonds totaling $861,000 during 2016, bringing the total pledged to $1,809,000 as of September 30, 2017, and December 31, 2016, respectively. There was no gain or loss recognized as part of this transaction. Lease payments totaled $125,000 and $125,000 for the three months ended September 30, 2017 and 2016, respectively. Lease payments totaled $376,000 and $334,000 for the nine months ended September 30, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at September 30, 2017 was $913,000 compared to $1,228,000 at Decemeber 31, 2016.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The total balance of the debt agreements at September 30, 2017 and December 31, 2016 was $3,542,000 and $526,000, respectively. The Bofi loans bear interest at 4.7%.

Home Office Mortgage

The Company maintains a mortgage on its home office. Interest is charged at a fixed rate of 2.6% and the loan matures in 2017. The building is used as collateral to secure the loan. The loan balance at September 30, 2017 and December 31, 2016 was $0 and $184,000, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2017. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. There was no interest paid on the line of credit during the nine months ended September 30, 2017 and $584 of interest paid on the line of credit during the nine months ended September 30, 2016. There are no financial covenants governing this agreement.

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

~  35  ~

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash flows from financing activities during the nine months ended September 30, 2017 relates to the initial public offering and changes in debt and shares outstanding.

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

Cash flows from continuing operations for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by operating activities	$623	$4,165
Net cash (used in) investing activities	(27,794)	(2,601)
Net cash provided by (used in) financing activities	29,649	(114)
Net increase (decrease) in cash and cash equivalents	$2,478	$1,450

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

~  36  ~

The following table summarizes, as of September 30, 2017 our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$52,552	$20,758	$20,600	$7,095	$4,099
Debt obligations	4,155	75	316	3,764	—
Capital lease obligations	1,019	126	863	30	—
Home office mortgage	-	-	—	—	—
Operating lease obligations	192	48	144	—	—
Total	$57,918	$21,007	$21,924	$10,889	$4,099

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

The average maturity of the debt securities in our investment portfolio at September 30, 2017, was 7.3 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

~  37  ~

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	September 30, 2017
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,799)	$79,241
100 basis point increase	(4,004)	83,036
No change	—	87,040
100 basis point decrease	3,978	91,018
200 basis point decrease	7,120	94,160

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2017.

~  38  ~

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

The managing underwriters of the initial public offering were Griffin Financial Group. The Company paid to the underwriters of the initial public offering underwriting discounts and commissions totaling approximately $1.0 million. In addition, we incurred expenses of approximately $1.4 million which, when added to the underwriting discounts and commissions, amounted to total expenses of approximately $2.4 million. Thus, the net offering proceeds, after deducting underwriting discounts and commissions and offering expenses were approximately $28.7 million to the Company.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on February 13, 2017 pursuant to Rule 424(b)(4).

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  39  ~

Item 6. Exhibits

Exhibit Number	Description
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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  40  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2017.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  41  ~