Form 10-K
period 2017-12-31
ICC Holdings, Inc.
filed 2018-04-02
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017,  based upon the closing sale price of the Common Stock  on June 30, 2017 as reported on the NASDAQ Stock Market, LLC, was $32,407,452. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 06, 2018 was 3,500,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

~  2  ~

Item 1. Business

Overview

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group for the period after the completion of the stock conversion and refer to Illinois Casualty Company (ICC) and its subsidiaries for the period prior to the stock conversion. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; an operating insurance company, ICC; and ICC’s two wholly-owned subsidiaries, Beverage Insurance Agency, Inc., an inactive insurance agency and Estrella Innovative Solutions, Inc., an outsourcing company. ICC is an Illinois domiciled company.

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

Prior to the conversion on March 24, 2017, ICC Holdings, Inc. did not engage in any operations. After the conversion, ICC Holdings, Inc’s primary assets are the outstanding capital stock of ICC and ICC Realty, LLC, and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual to stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result. The condensed consolidated financial statements as of and for the twelve months ended December 31, 2017, include ICC Holdings and subsidiaries. The financial statements as of and for the twelve months ended December 31, 2016, represent the financial position and results of operations of ICC and its subsidiaries only, as the conversion to stock form was completed on March 24, 2017.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio, and Wisconsin and markets through independent agents. During 2017, we had $53.7 million in direct written premiums. Approximately 33.7% and 36.9% of the premium is written in Illinois for the years ended December 31, 2017 and 2016, respectively. ICC has two wholly owned subsidiaries, Beverage Insurance Agency and Estrella Innovative Solutions, Inc. ICC Realty, LLC is a serial LLC that held investment property for ICC and was a wholly owned subsidiary of ICC through October 11, 2017. ICC sold all of its real estate holdings held by ICC Realty, Inc. to its parent, ICC Holdings, Inc. via the sale of ICC Realty, LLC. to ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segement.

We primarily market our products through a network of approximately 160 independent agents in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio and Wisconsin. ICC has been assigned a “B++” (Good) financial strength rating by A.M. Best Company, Inc. (A.M. Best), which is the fifth highest out of fifteen possible ratings. ICC’s most recent evaluation by A.M. Best is occurring on March 29, 2018 and therefore the ratings from this evaluation have not been released at the time of this report. ICC’s prior evaluation with A.M. Best occurred on March 28, 2017, when A.M. Best affirmed its Financial Strength Rating (FSR) of “B++” and Issuer Credit Rating (ICR) of “bbb” (Good). The outlook of the FSR is stable, while the outlook of the Long-Term ICR remains positive. A.M. Best also assigned a Long-Term ICR of “bb” to ICC Holdings, Inc. The outlook assigned to the Credit Rating of the Company is positive.

For over 67 years, ICC has specialized in providing customized insurance products and aggressive claims defense for customers exclusively in the food and beverage industry.

ICC was founded as an inter-insurance exchange in 1950 based upon the recognition that establishments serving alcohol require unique insurance protection. Beginning in 1998, we expanded the scope of our product offerings beyond liquor liability to include property, general liability, and umbrella. Workers compensation coverage was added in 2007. Our goal was to meet the full range of business insurance needs of our clients in the food and beverage industry.

~  3  ~

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

ICC mutualized in 2004 and began to expand its territory geographically within the Midwest. We are an admitted carrier in ten states: Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Michigan, Missouri, Ohio and Wisconsin. As we expanded our territory and product lines over the last 66 years, we have maintained our focus and commitment to the food and beverage industry. As a result, we have developed an expertise in our niche, particularly within the areas of underwriting, loss control, and claims management. ICC continues to leverage that experience into the ongoing development of innovative insurance products and services uniquely tailored to the food and beverage industry.

ICC is subject to examination and comprehensive regulation by the Illinois Department of Insurance. See Item 1. Business — Regulation.

Our executive offices are located at 225 20th Street, Rock Island, Illinois 61201, and our phone number is (309) 793-1700. Our corporate website address is http://ir.iccholdings.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and such information should not be considered to be part of this Annual Report on Form 10-K.

Our Business Strategies

We believe that our mission is to deliver expertly crafted insurance products and services for the food and beverage industry. Accordingly, we believe that this focus positions us to write profitable business in both hard insurance markets (where industry capital is constricted, competition is low, and premium rates are rising) and soft insurance markets (where industry capital is rising, competition is high and premium rates are falling). As part of our business process, we have developed our business strategy and focus using the following guiding principles to reflect the essence of who we aspires to be:

•	we endeavor to return value to our stakeholders in the form of strong financial performance and sustained surplus growth;
•	we conduct our business with the highest ethics and unquestionable integrity;
•

we recognize and reward the commitment of all of our associates who make the Company a success, by challenging our associates, by valuing them and recognizing their contribution, while cultivating a mutually supporting culture;

•	we believe that an independent agency system is mutually beneficial to both the agent and the Company because of the drive to deliver the highest quality products at competitive prices;
•	customer service, which is understanding and meeting the needs and expectations of our policyholders and agents, is at the fundamental core of our existence;
•	we believe we can succeed in the marketplace given our unique understanding of the food and beverage industry, offering customized products and aggressively defending our insureds;
•	we focus on innovation, which drives our efficiency, quality and effectiveness;
•	we identify worthy causes to support with our corporate and associate resources and promote good corporate citizenship; and
•	we strive to improve our products and processes through intelligent investment in talent and technology that meets our exacting needs and those of our customers.

In order to effectuate our mission and guiding principles, we have identified the following core strategies to achieve our long-term success:

•	design and market commercial property and casualty products customized for the food and beverage industry, through our in-depth knowledge and research of the industry;
•	pursue deliberate geographic expansion;
•	Provide and market comprehensive policies with flexible a la carte options;

~  4  ~

•

foster true partnerships with independent agents who have a significant presence in the food and beverage industry and an appreciation for the Company’s commitment and expertise to obtain optimal market share in the food and beverage industry;

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

Industry Expertise – We have been providing the food and beverage industry with insurance products and services since 1950. By leveraging our experience, we better understand our customers and their needs, which allows us to better price our products and services and defend claims aggressively and economically, using the experience of our in-house Legal Department and an established network of specialized defense attorneys. As a result, we are the exclusively endorsed insurance provider by the Indiana Restaurant and Lodging Association, the Illinois Licensed Beverage Association,  the Minnesota Licensed Beverage Association, Hospitality Business Alliance, and the Tavern League of Colorado. We also provide insurance agents continuing education on industry topics, such as liquor liability, kitchen fire prevention and alcohol server training. For policyholders serving liquor, we provide certified alcohol server training as a value-added service and risk elimination/mitigation tool. Our associates are also regular panel speakers at local and national claims conferences.

Enterprise Risk Management – As part of our effort to grow responsibly, we have put in place a cross-functional, multi-dimensional enterprise risk management program. The program is focused on financial, organization, operational, tactical, market and legal risks and managed at three different levels: the enterprise risk committee of our board of directors, our internal enterprise risk management committee and our internal audit committee. The focus of the enterprise risk committee of our board of directors is on oversight, top tier risk, emerging risks, and risk optimization. The internal enterprise risk committee is comprised of our senior management team, which is focused on conducting a review of all risks attendant to the Company at least annually; rating triaged risks for severity, frequency, and control; completing risk control reports for stress testing, risk tolerance, and mitigation plans; measuring and monitoring risk on an ongoing basis; and tying enterprise risk management to individual performance evaluations and compensation. In early 2018, the Company, working with its reinsurance broker, completed its first economic capital model for the insurance operations at ICC. Our internal audit function focuses on policy and procedure compliance and mitigation plans.

Growth Strategies

While we have established a significant market share in our existing territories, we believe that there is still opportunity for growth within our existing footprint. We will continue to seek out insurance agency partners who have a commitment to our niche and an ability to sell the value represented by our products. Our long-term growth plan also involved expanding geographically into states where we believe current insurance laws provide an attractive market within our niche for our existing products and services. We expanded into the states of Colorado and Kansas during 2017 and became licensed in the states of Oregon and Pennsylvania during 2017. Current state expansion plans include writing premium in Michigan during the first quarter of 2018. We will consider geographic expansion opportunities that allow us to leverage existing agency relationships whose footprints overlap our own. Growth opportunities will always be carefully evaluated with long term profitability at the forefront of the decision making process.

Although we do not have any current plans or intent to expand or grow our business by acquisition, we will consider opportunities that are presented to us.

~  5  ~

Reaction to Market Cycles

Many insurance companies sporadically target businesses within our niche; however, a relatively small number make a long-term commitment to the niche through changing insurance market cycles. When the insurance market is “hard” and premium growth is achievable in less specialized segments, many carriers exit this niche. Large and diversified insurance carriers have the ability to shift their focus and resources to less challenging areas. When market conditions “soften,” those same carriers often aggressively move back into our niche for premium growth. Because we specialize in the niche, we do not shift resources to other market segments. Therefore, the Company generally maintains pricing stability throughout market cycles by relying on our strong loss control, underwriting and claims expertise, and our customer service commitment. We react to market cycles by adjusting our appetite for risks based on pricing and cycle conditions, but we maintain a consistent commitment to the food and beverage industry. Due to the relatively small number of insurance companies that make a long-term commitment to this niche, the insurance market does not fluctuate to the same extent as the insurance market for the general commercial market.

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

Maintaining Our Financial Strength Ratings.

In March 2017, A.M. Best affirmed ICC’s financial strength rating of “B++” stable outlook. A key to achieving our goal of significant growth in our premiums written, is obtaining an A.M. Best rating of “A-” or better. Increasing our capitalization and maintaining strong operating performance, are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

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

~  6  ~

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

We target niche markets within the food and beverage industry that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic focus. We develop and deliver specialty insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit. We believe that our extensive experience and expertise specific to underwriting and claims management in the food and beverage industry will allow continued loss ratio improvement in 2018 and going forward. The Company is committed to retaining this underwriting and claim handling expertise as a core competency as the volume of business increases.

Strong market presence with name recognition and long-standing producer relationships.

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 33.7% of current direct premium is written in Illinois.

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

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 21 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 21 years of experience in the financial services industry, including 16 years with insurance organizations. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 25 years of underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 21 years’ experience in information technologies and 14 years’ experience in the insurance industry. Additionally, Julia B. Suiter, our Chief Legal Officer, has served with ICC since 2009 and has over 21 years’ experience in insurance defense and contract law. Kathleen S. Springer, our Chief Human Resources Officer, has served with ICC since 2008 and has over 21 years’ experience in benefits, compensation, and talent acquisition and more than 9 years’ experience in the insurance industry. Rickey Plunkett, our Director of Claims, has served with ICC since 2010 and has over 36 years of experience in the claims field. As a group, our executive officers have on average more than 20 years’ experience in the property and casualty insurance industry.

~  7  ~

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2017,  ICC writes 5,340 BOP policies, 5,077 liquor liability policies, 1,869 worker’s compensation policies and 1,305 commercial umbrella policies. 90.4% of BOP policies and 90.2% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Marketing and Distribution

Our commercial insurance product is sold by over 160 independent insurance agents in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio and Wisconsin. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company.

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2017, only two of our producers were responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 37.8% of direct premiums written.

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

Underwriting, Risk Assessment and Pricing

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection, stringent loss control and pricing discipline. One key element in sound risk selection is our use of risk characteristic metrics. Through 67 years of focused underwriting, we have identified predictive metrics of data that many other insurance companies do not recognize or measure. Use of these metrics allows us to more effectively price risks, thereby improving our profitability and allowing us to compete favorably with other insurance carriers. We also are very active in leveraging our onsite loss control inspections. An example would be the monitoring of kitchen fire suppression systems servicing to reduce kitchen fire losses.

Our philosophy is to understand our industry and be disciplined in our underwriting efforts. We will not compromise profitability for top line growth.

~  8  ~

Our competitive strategy in underwriting is:

•	Maximize the use of available information acquired through a wide variety of industry resources.
•	Allow our internal metrics and rating to establish risk pricing and use sound underwriting judgement for risk selection and pricing modification.
•	Utilize our risk grading system, which combines both objective and subjective inputs, to quantify desirability of risks and improve our overall risk profile.
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

Our underwriting staff of 27 employees has an average of 13 years of insurance industry experience. Howard J. Beck, our Vice President –  Chief Underwriting Officer, has been with ICC since 2004 and has over 26 years of insurance experience with 22 years of property and casualty underwriting experience.

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

Chief Legal Officer, Julia Suiter, provides oversight of our Claims and Legal Departments.  She has over 21 years’ experience in insurance defense and contract law. Ms. Suiter, supervises a Legal Department staff that includes two Associate Legal Counsel and a Paralegal.  Rickey Plunkett, our Director of Claims, supervises a staff of 17 employees with considerable years of experience in processing property and casualty insurance claims. Mr. Plunkett joined ICC in 2010 and has over 37 years of experience in claims management.

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

~  9  ~

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

As part of our disaster recovery program, we utilize a third party backup software package to provide a complete copy of our production systems at an off-site location that is updated on a daily basis. We also have a generator that will allow the home office to operate in the event that power or access to our headquarters is disrupted. We test this disaster recovery plan bi-annually as well as continually expand its capabilities to eliminate business interruption to the best of our ability.

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. We expect a 8.7% increase in spend for our 2018 reinsurance contracts. For the year ended December 31, 2017, we ceded to reinsurers $8.0 million of written premiums, compared to $8.1 million of written premiums for the year ended December 31, 2016.

~  10  ~

The chart below illustrates the 2018 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms listed below the chart):

Term	Meaning
1 @ x%	“1” refers to the number of times that we reinstate the coverage. The number prior to the “%” sign indicates the overall cost to us when reinstating coverage.
AAD	This is short for Aggregate Annual Deductible. Aggregate annual deductible is the maximum amount policyholders need to pay within a policy period before their insurer pays for covered losses.
Aggregate Catastrophe	An aggregate catastrophe treaty is a reinsurance cover designed to help us manage the effects of multiple extreme weather events on our results.
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

~  11  ~

We retain the first $500,000 of workers compensation losses. Losses in excess of the $500,000 are covered under our workers compensation excess of loss program (WC XOL Tower) up to $1.0 million. Losses above the $1.0 million are then covered under the second workers compensation treaty through $10.0 million. Above $10.0 million, losses would fall back to the casualty tower for an additional $5.25 million of coverage per employee. Losses above $15.25 million are covered under a workers compensation cover that provides $10.0 million in excess of $15.25 million. We have an additional cover that provideds $32.5 million of coverage in excess of $25.25 million for four direct policies issued by the Company.

Casualty risks (Casualty XOL Tower) (business owners, liability, liquor liability, umbrella) are covered for $10.25 million in loss above a $750,000 retention for each loss occurrence.

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

The following table sets forth the largest amounts of loss and loss expenses recoverable from reinsurers as of December 31, 2017:

	Losses and Settlement
	Expense Recoverable	Percentage of
	On Unpaid Claims (In thousands)	Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
Everest Reinsurance Company	$2,515	25.1%	A+
Aspen Insurance UK Ltd	2,042	20.4%	A
Hannover Ruckversicherungs	1,815	18.1%	A+
Arch Reinsurance Company	1,165	11.6%	A+
Partner Reinsurance Company	1,144	11.4%	A
Swiss Reinsurance	1,095	10.9%	A+
Platinum Underwriters	1,003	10.0%	A
Toa Reinsurance Company	976	9.7%	A
Allied World Reinsurance	690	6.9%	A
Endurance Reinsurance	471	4.7%	A
All other reinsurers including anticipated subrogation	(2,886)	-28.8%	A- or better
Total	$10,030	100.0%

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

~  12  ~

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

We maintain IBNR reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is determined by estimating our ultimate net liability for both reported and IBNR claims and then subtracting the case reserves and paid loss and settlement expense for reported claims.

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

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the year ended December 31, 2017
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	172	$4.29	$5.41	$(1.13)	$12.21
Commercial Multi-Peril (liability portion)	390	22.28	11.19	11.10	7.79
Workers Compensation	184	7.37	2.77	4.60	3.14
Other Liability - occurrence	163	16.69	5.78	10.91	5.52
Total	909	$50.63	$25.15	$25.48	$28.66

1

Assumed reserves of $0.45 million are excluded from the Total Gross Reserves. Workers Compensation ($0.42 million assumed reserve) and Umbrella Liability ($0.03 million assumed reserve) are the only lines of business that have assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2017 and 2016, prepared in accordance with GAAP.

(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	29,801	25,620
Prior years	(791)	(1,275)
Total incurred	29,010	24,345
Deduct: Loss and settlement expense payments for claims incurred:
Current year	11,577	7,649
Prior years	17,091	17,892
Total paid	28,668	25,541
Net unpaid losses and settlement expense - end of the period	41,044	40,702
Plus: Reinsurance recoverable on unpaid losses	10,030	12,115
Gross unpaid losses and settlement expense - end of the period	$51,074	$52,817

~  13  ~

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2008 through 2017 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the reestimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

As noted in the table below, since 2008 the Company has principally selected initial ultimate loss picks that have proven to be redundant over time.

(In thousands)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$40,040	$39,932	$37,708	$36,204	$35,976	$36,340	$38,795	$41,898	$40,702	$41,044
Cumulative amount of liability paid through:
One year later	10,740	11,878	12,926	12,194	12,226	12,442	14,156	17,892	17,089
Two years later	19,865	21,240	22,003	21,128	20,870	22,678	27,092	29,255	—
Three years later	25,914	27,712	28,749	27,235	27,520	30,071	34,999	—	—
Four years later	30,217	31,840	32,561	31,167	32,086	33,841	—	—	—
Five years later	32,210	34,044	34,429	33,183	34,070	—	—	—	—
Six years later	33,544	35,179	35,563	34,180	—	—	—	—	—
Seven years later	34,352	35,923	36,013	—	—	—	—	—	—
Eight years later	34,888	36,246	—	—	—	—	—	—	—
Nine years later	34,988	—	—	—	—	—	—	—	—
Liability estimated after:
One year later	37,860	38,222	36,699	35,553	35,151	36,698	38,305	40,623	39,915
Two years later	37,709	37,212	36,840	35,763	35,545	36,210	39,813	42,365	—
Three years later	36,205	37,239	37,170	36,083	35,418	36,914	41,826	—	—
Four years later	35,857	37,099	37,211	35,544	36,215	37,464	—	—	—
Five years later	35,349	36,689	36,627	35,377	35,972	—	—	—	—
Six years later	35,111	36,445	36,645	35,051	—	—	—	—	—
Seven years later	35,201	36,632	36,541	—	—	—	—	—	—
Eight years later	35,309	36,512	—	—	—	—	—	—	—
Nine years later	35,163	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability - end of year	59,039	58,295	56,012	51,432	54,623	57,334	64,618	61,054	52,817	51,074
Reinsurance recoverable	18,999	18,363	18,304	15,228	18,647	20,994	25,823	19,156	12,115	10,030
Net liability - end of year	40,040	39,932	37,708	36,204	35,976	36,340	38,795	41,898	40,702	41,044
Gross reestimated liability - latest	49,081	54,186	57,282	53,941	57,993	59,650	70,498	62,731	52,953
Reestimated reinsurance recoverables - latest	13,918	17,674	20,741	18,890	22,021	22,186	28,672	20,366	13,038
Net reestimated liability - latest	35,163	36,512	36,541	35,051	35,972	37,464	41,826	42,365	39,915
Gross cumulative redundancy (deficiency)	4,877	3,420	1,167	1,153	4	(1,124)	(3,031)	(467)	787

~  14  ~

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

Our investment portfolio is managed by an independent third party firm.

The following table sets forth information concerning our investments in available for sale securities.

	2017		2016
(In thousands)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Fixed maturity securities:
U.S. treasury	$1,347	$1,334	$1,245	$1,241
MBS/ABS/CMBS	31,584	31,519	19,751	19,677
Corporate	31,038	31,989	27,594	28,345
Municipal	23,804	24,763	14,340	14,871
Total fixed maturity securities	87,773	89,605	62,929	64,134
Equity securities:
Common stocks	7,631	8,534	6,312	6,983
Preferred stocks	3,783	3,867	2,925	2,798
Total equity securities	11,414	12,402	9,237	9,781
Total AFS securities	$99,187	$102,007	$72,166	$73,915

~  15  ~

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P):

	2017		2016
Rating[1]	Estimate Fair Value (In thousands)	Percent of Total[2]	Estimate Fair Value (In thousands)	Percent of Total[2]
AAA	$21,505	24.0%	$9,235	14.4%
AA	33,154	37.0%	24,820	38.7%
A	20,968	23.4%	17,893	27.9%
BBB	11,380	12.7%	10,069	15.7%
BB	2,598	2.9%	2,116	3.3%
Total	$89,605	100%	$64,134	100.0%

[1]The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

[2]Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities December 31, 2017. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$1,500	$1,499
One through five years	22,429	22,911
Five through ten years	11,892	12,406
Greater than ten years	20,368	21,270
MBS/ABS	31,584	31,519
Total debt securities	$87,773	$89,605

[1]Debt securities are carried at fair value in our financials statements

At December 31, 2017, the average maturity of our fixed maturity investment portfolio was 7.13 years and the average duration was 4.48 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

Our average cash and invested assets, net investment income and return on average cash and invested assets for the years ended December 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016
Average cash and invested assets	$96,255	$78,660
Net investment income	2,632	1,968
Return on average cash and invested assets	2.7%	2.5%

~  16  ~

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns a “B++” (Good) rating to ICC. This rating is the fifth highest out of 15 rating classifications. The latest rating evaluation by A.M. Best is occurring on March 29, 2018 and therefore the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated “B++” are considered by A.M. Best to have “a good ability to meet their ongoing insurance obligations.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

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

In its ratings report on ICC, A.M. Best stated that ICC’s rating reflected ICC’s improved operating results and risk-adjusted capitalization over the past five years, the ability of current management to continue to improve rates and grow premium while maintaining a slow growing policy count, ICC’s combined ratios trending in a positive direction with results under 100% for 2014, 2015, and 2016, traction gained with respect to expense initiatives, strength in loss reserves with redundancies on both an accident and calendar year basis and strong underwriting expertise and a long-standing position within the food and beverage industry in the Midwest. These factors were somewhat offset by ICC’s overall weak operating return measures. Although underwriting results are improving, the past five years have fluctuated. A.M. Best has affirmed the Company’s outlook assigned to the Issuer Credit Rating as positive.

Competition

Given our exclusive focus on providing insurance products and services for the food and beverage industry, the market conditions for our business and, accordingly, our competition, varies geographically based upon the states in which we operate and also by the segment of the food and beverage industry (e.g., bars versus fine dining). In the most competitive states in which we operate (Illinois, Indiana and Wisconsin), our primary competitors are insurance companies with products targeting the food and beverage industry, such as Society Mutual Insurance Company in all three states, as well as Badger Mutual Insurance Company, Wilson Mutual Insurance Company and West Bend Mutual Insurance Company in Wisconsin. In other jurisdictions, such as Iowa and Minnesota, we compete with the carriers with products identified above (such as Badger Mutual Insurance Company, Wilson Mutual Insurance Company and Founders Insurance Company) and excess and surplus line insurance companies (such as Scottsdale Insurance Company and Lloyd’s of London). In other jurisdictions, like Missouri, our primary competitors are larger regional and national insurance companies without a focus on the food and beverage industry (such as Allied Insurance Company, Auto-Owners Insurance Company and Travelers Insurance Company) and excess and surplus line insurance companies (such as EverGuard Insurance Services, Inc. and Lloyd’s of London). When evaluating the franchise and fine dining segment of the food and beverage industry, we compete with national insurance carriers, such as Allied Insurance Company, Travelers Insurance Company and The Hartford Insurance Company.

~  17  ~

Despite significant competition, we believe we continue to maintain strong market share.

	Number of Eating and Drinking Places in 2015	Number of Locations Insured by ICC at December 31, 2017	Approximate Market Share (%)
Colorado[1]	11,247	67	0.6%
Illinois	27,189	2,864	10.5%
Iowa	6,129	1,328	21.7%
Indiana	11,620	634	5.5%
Kansas[2]	5,184	27	0.5%
Michigan[3]	16,110	N/A	N/A
Minnesota	9,709	1,041	10.7%
Missouri	10,903	1,121	10.3%
Ohio[4]	22,023	168	0.8%
Wisconsin	12,170	279	2.3%
Total	132,284	7,529	5.7%
Total (w/o MI)	116,174	7,529	6.5%

Source: National Restaurant Association; ICC

1We began accepting business in Colorado in June 2017
2We began accepting business in Kansas in May 2017
3We expect to begin writing premium in Michigan in 2018
4We began accepting business in Ohio in August 2016

Employees

As of December 31, 2017, we had 102 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

~  18  ~

Examinations

Examinations are conducted by the Illinois Department of Insurance every three to five years. The Illinois Department of Insurance’s last examination of ICC was in November 2017 covering the period from 2012-2016. The report from this exam has not yet been released. The prior examination of ICC was in February 2012 covering the period from 2007-2011. The 2012 examination did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on our operations.

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

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2017, 2016 and 2015,  ICC did not receive inquiries from regulators on results for any of the IRIS tests.

~  19  ~

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2017 and 2016,  we recovered  $11,000 and  $49,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

~  20  ~

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

~  21  ~

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

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2017, the amount available for payment of dividends by ICC in 2018  without the prior approval of the Illinois Department of Insurance is approximately $5.1 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

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

~  22  ~

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

ICC holds a financial strength rating of “B++” (Good) by A.M. Best, the fifth highest rating out of 15 rating classifications. Our most recent evaluation by A.M. Best occurred on March 22, 2018 however the ratings from this evaluation have not yet been released. Our most prior evaluation occurred on March 28, 2017, when A.M. Best affirmed its outlook as positive for ICC’s issuer credit rating, and affirmed its financial strength rating of “B++” and issuer credit rating of “bbb” (Good). Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings is an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See Item 1. Business — A.M. Best Rating.

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

~  23  ~

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment gains of $1,008,000 and $37,000 for the years ended December 31, 2017 and Decemeber 2016, respectively. Our investments will be subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information About Market Risk.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

For the year ended December 31, 2017, approximately 33.7% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

~  24  ~

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

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2017, we ceded 14.8% of our gross written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A” (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

~  25  ~

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

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. We had two producers that were responsible for more than 5% of our direct premiums written. One producer accounted for $2.87 million or approximately 5.4% while the other producer accounted for $2.85 million or 5.3% of our direct premiums written in 2017. No other producer accounted for more than 5% of our 2017 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

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

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. For the year ended December  31, 2017, approximately 33.7% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•	approval of policy forms and premium rates;
•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;

~  26  ~

•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;
•	licensing of insurers and their producers;
•	advertising and marketing practices;
•	restrictions on the nature, quality and concentration of investments;
•	assessments by guaranty associations and mandatory pooling arrangements;
•	restrictions on the ability to pay dividends;
•	restrictions on transactions between affiliated companies;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	claims practices;
•	prescribing the form and content of reports of financial condition required to be filed; and
•	requiring reserves for unearned premiums, losses and other purposes.

The Illinois Department of Insurance also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. Our last examination by the Illinois Department of Insurance was in November 2017.

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

~  27  ~

The Company relies on information technology and telecommunication systems, and the disruption or failure of these systems, or the compromise of the security of the systems that results in the misuse of confidential information, could materially and adversely affect its business.

The Company’s business is highly dependent upon the successful and uninterrupted functioning of the information technology and telecommunications systems of ICC and its third party vendors. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Our employess participate in ongoing security awareness training focused on the prevention and identification of possible threats. We also have security measures in place which are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions.

Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. Information technology security threats from user error to cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. No cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs. A sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We could also be subject to fines and penalties from a security breach. The cost to remedy a severe breach could be substantial.

We could be adversely affected by the loss of our existing management or key employees.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the liquor liability sector of the insurance industry, replacing key employees in that line of our business could be challenging. Our key officers include: Arron K. Sutherland, our President and Chief Executive Officer, Michael R. Smith, our Vice President – Chief Financial Officer, Norman D. Schmeichel, our Vice President – Chief Information Officer, Howard J. Beck, our Vice President – Chief Underwriting Officer, Julia B. Suiter, our Chief Legal Officer, Kathleen S. Springer, our Chief Human Resources Officer, and Rickey Plunkett, our Director of Claims. These key officers have an average of more than 20 years of experience in the property and casualty insurance industry.

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

~  28  ~

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015, is effective through December 31, 2020. Prior to the act, insurance coverage by private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States and that exceed $120 million for calendar year 2017 will be reimbursed by the federal government subject to a limit of $100 billion in any year, which loss trigger increases each year by $20 million until it reaches $200 million in 2020 and any calendar year thereafter. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year. Our deductible is approximately $10.4 million. For losses in excess of the deductible, the federal government will reimburse 84% of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion. Such reimbursement percentage will be reduced by one percentage point each year until it reaches 80%.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December  31, 2017, we participated in mandatory pooling arrangements in three states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

~  29  ~

Our operations in Mexico expose us to additional risks, which could negatively impact our business, operating results and financial condition.

The Company utilizes resources in Mexico through operations at Estrella. These operations expose us to additional risks including currency exchange rate fluctuations.  The Company is pay and is billed for  services in U.S. dollars based on the exchange rate to the Mexican Peso.  Any changes to the exchange rate could adversely affect our business and financial condition.

Risk Factors Related to our Recent Initial Public Offering and Ownership of Our Common Stock

A small number of shareholders collectively own a substantial portion of our common stock and voting power, and, because of restrictions on their ability to buy or sell our shares, our public float will be limited.

Collectively, the three investors who purchased shares from us pursuant to investment agreements (the Clinton-Flood Purchasers, Rock Island Investors, LLC and Tuscarora Wayne) own or exercise voting and investment control of 1.4 million of our shares, or 40% of our outstanding common stock. Pursuant to their respective purchase agreement, each investor has agreed to, among other things, vote as recommended by our board of directors (subject to limited exceptions), agree to a standstill provision, including from purchasing shares of our common stock except as provided by a contractual preemptive right, for up to seven years, agreed to restrictions on their respective ability to sell their shares of our common stock.

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

~  30  ~

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

For so long as an investor beneficially owns two percent (2.0%) or more of the issued and outstanding shares of our common stock, these standstill provisions will continue until the earliest of (a) the seventh anniversary of the closing of the offering, or (b) the date on which ICC Holdings includes a balance sheet in a filing with the SEC in which its “adjusted shareholders’ equity” at the end of such fiscal quarter is less than 85% of the “starting shareholders’ equity”. We received gross proceeds of $29.1 million in the offering, using information as of December 31, 2017 as the starting shareholders’ equity, the adjusted shareholders equity would have to be $9.5 million lower in order to trigger a termination of the standstill provisions. Following the expiration of the standstill and other provisions, if these investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

Our Employee Stock Option Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

Our ESOP purchased 10.0% of the shares of common stock sold in the offering with funds borrowed from us prior to the expiration of the offering. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan was $3.5 million. The loan will be repaid over a fifteen year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

Our board of directors adopted a stock-based incentive plan that was submitted to and approved by our shareholders in 2017. Under this plan, we may award participants restricted shares of our common stock, restricted stock units denominated in shares of our common stock, or options to purchase shares of our common stock. Restricted stock and restricted stock unit awards will be made at no cost to the participants. Restricted stock units are payable in shares of common stock or in cash in the discretion of the compensation committee. The number of shares of common stock that may be issued pursuant to restricted stock and restricted stock unit awards (to the extent that such restricted stock unit awards are not paid in cash) or upon exercise of stock option awards under the stock-based incentive plan may not exceed 10% and 4%, respectively, of the total number of shares sold in the offering.

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

~  31  ~

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

The stock-based incentive plan will be funded through either open market purchases or from the issuance of authorized but unissued shares. In the event that authorized but unissued shares are used to fund restricted stock or restricted stock unit awards and the exercise of stock option awards under the plan in an amount equal to 10% and 4%, respectively, of the shares issued in a midpoint offering, shareholders would experience a reduction in ownership interest of approximately 12.3%. In addition, the number of shares of common stock available for issuance pursuant to restricted stock or restricted stock unit awards and upon exercise of stock option awards following the approval of our stock-based incentive plan may be perceived by the market as having a dilutive effect, which could lead to a decrease in the price of our common stock.

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

~  32  ~

Our articles of incorporation and bylaws also contain provisions that may discourage a change in control. These provisions include:

•	a prohibition on a person, including a group acting in concert, from acquiring voting control of more than 10% of our outstanding stock without prior approval of the board of directors;
•	a classified board of directors divided into three classes serving for successive terms of three years each;
•	the prohibition of cumulative voting in the election of directors;
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

~  33  ~

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

Because of our relatively low returns on equity in recent reporting periods, the price-to-earnings ratio of our shares may be substantially higher than our peers. This may result in our shares trading in the secondary market at less than the $10 per share offering price.

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

Item 1B. Unresolved Staff Comments

None.

~  34  ~

Item 2. Properties

Our headquarters are located at 225 20th Street, Rock Island, Illinois. We own this approximately 24,000 square foot facility. We also own and operate investment property comprising of 54 apartment rental units located in Moline, Rock Island, and Silvis, Illinois.

Item 3. Legal Proceedings

We are a party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot provide assurance that our results of operations and financial condition will not be materially adversely affected by any litigation.

~  35  ~

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

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

~  36  ~

•	adverse litigation or arbitration results; and
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

Item 4. Mine Safety Disclosures

Not applicable.

~  37  ~

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ICCH.” As of March 06, 2018, there were approximately 515 registered holders of the Company’s common stock.

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

Share Repurchase Plan

In September 2017, our Board of Directors approved a $3.0 million share repurchase program with no expiration date.  The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions.  The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.  No assurance can be given that any particular amount of common stock will be repurchased.  All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases made under this share repurchase authorization during the year ended December 31, 2017.

~  38  ~

Item 6. Selected Financial Data

The following tables include selected financial data for ICC prior to the offering which closed during the first quarter of 2017. The selected statements of operations and expenses data for each of the years ended December 31, 2016 and 2015 and the selected balance sheet data as of December 31, 2016 and 2015 are derived from the audited consolidated financial statements of ICC and its subsidiaries.  The selected statements of operations and expenses data for the year ended December 31, 2017  and the selected balance sheet data as of December 31, 2017 are derived from the audited consolidated financial statements of ICC Holdings, Inc. and its subsidiaries contained herein. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this report.

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

These historical results are not necessarily indicative of future results.

	At or for the years ended December 31,
(In thousands)	2017	2016	2015
Statement of Earnings Data:
Direct premiums written	$53,670	$51,031	$49,047
Net premiums written	$45,987	$43,227	$41,631
Net premiums earned	$44,213	$42,611	$40,220
Net investment income	2,632	1,968	1,333
Net realized investment gains	1,008	37	81
Other income	325	255	189
Consolidated revenue	$48,178	$44,871	$41,823
Expenses:
Losses and settlement expenses	$29,010	$24,345	$23,801
Amortization of deferred acquisition costs	7,561	7,125	6,814
Underwriting and administrative expense	9,747	8,724	7,742
Other expenses	780	690	450
Total expenses	$47,098	$40,884	$38,806
Earnings before income taxes	$1,080	$3,987	$3,017
Income tax expense	372	1,177	862
Net earnings	$708	$2,810	$2,155

~  39  ~

	At or for the years ended December 31,
(In thousands)	2017	2016	2015
Balance Sheet Data:
Total investments and cash	$112,010	$80,499	$76,821
Premiums receivable, net of allowance	19,013	17,480	15,638
Reinsurance receivable	10,030	12,115	19,535
Total assets	152,335	122,160	123,373
Unpaid loss and settlement expenses	51,074	52,817	61,056
Unearned premiums	26,556	24,778	23,948
Total liabilities	88,234	88,560	93,208
Equity	64,101	33,600	30,166
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	65.61%	57.13%	59.18%
Expense ratio[2]	39.15%	37.19%	36.19%
Combined ratio[3]	104.76%	94.32%	95.37%
Return on average equity	1.45%	8.81%	7.28%
Statutory Data:
Statutory net income	$1,316	$3,446	$1,849
Statutory surplus	50,772	29,957	26,856
Ratio of net premiums written to statutory surplus	90.57%	144.30%	155.02%

[1]Calculated by dividing loss and settlement expenses by net premiums earned.
[2]Calculated by dividing amortization of deferred policy acquisition costs and other operating expenses including underwriting and administrative expenses by net premiums earned.
[3]The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

~  40  ~

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

For the year ended December 31, 2017, we had direct written premium of $53.7 million, net premiums earned of $44.2 million, and net income of $0.7 million. For the year ended December 31, 2016, we had direct premiums written of $51.0 million, net premiums earned of $42.6 million, and net income of $2.8 million. At December 31, 2017, we had total assets of $152.3 million and equity of $64.1 million. At December 31, 2016 we had total assets of $122.2 million and equity of $33.6 million.

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

~  41  ~

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

Amortization of deferred policy acquisition costs and other operating expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses. Variable policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Fixed policy acquisition costs, referred to herein as underwriting and administrative expenses are expensed as incurred. These costs include salaries, rent, office supplies, and depreciation. Other operating expenses consists primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses.

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

~  42  ~

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

~  43  ~

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

~  44  ~

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

~  45  ~

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

Policy Acquisition Costs and Other Operating Expenses

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

~  46  ~

premiums and acquisition costs. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses.

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains/losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2017 and 34% for all prior periods.

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

~  47  ~

The major components of operating revenues and net earnings (loss) are as follows:

	For the year ended
	December 31,
(In thousands)	2017	2016
Revenues
Total premiums earned	$44,213	$42,611
Investment income, net of investment expense	2,632	1,968
Realized investment gains (losses), net	1,008	37
Other income	325	255
Total revenues	$48,178	$44,871
Summarized components of net earnings
Underwriting (loss) income¹	$(2,105)	$2,417
Investment income, net of investment expense	2,632	1,968
Realized investment gains, net	1,008	37
Other income	325	255
General corporate expenses	555	464
Interest expense	225	226
Earnings, before income taxes	1,080	3,987
Income tax expense	372	1,177
Net earnings	$708	$2,810
Total other comprehensive earnings	706	624
Comprehensive earnings	$1,414	$3,434

1Calculated by subtracting the sum of loss and settlement expenses (2017 -$29,010 and 2016 -$24,345) and policy and acquisistion costs and other operating expenses (2017 - $17,308 and 2016 - $15,849) from net premiums earned (2017 -$44,213 and 2016 - $42,611).

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Premiums

Direct premiums written increased by $2.7 million, or 5.3%, primarily from organic growth from 2016 to 2017, while net written premium increased by $2.8, or 6.5%, during the same period. Net premiums earned grew by $1.6 million, or 3.8%, for the year ended December 31, 2017 as compared to 2016 primarily due to increased organic growth.

For the years ended December 31, 2017, and 2016, we ceded to reinsurers $7.9 million of earned premiums. Ceded earned premiums as a percent of direct premiums written were 14.8% in 2017, and 15.5% in 2016. This favorable, slight decrease is a result of not placing 100% of the first property XOL in 2017.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other income

Substantially all other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income grew by $70,000, or 27.5%, in 2017 as compared to 2016 primarily as a result of the growth in premium volume.

~  48  ~

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	29,801	25,620
Prior years	(791)	(1,275)
Total incurred	29,010	24,345
Deduct: Loss and settlement expense payments for claims incurred:
Current year	11,577	7,649
Prior years	17,091	17,892
Total paid	28,668	25,541
Net unpaid losses and settlement expense - end of the period	41,044	40,702
Plus: Reinsurance recoverable on unpaid losses	10,030	12,115
Gross unpaid losses and settlement expense - end of the period	$51,074	$52,817

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

For calendar year 2017, the Company experienced favorable development relative to prior years’ reserve estimates in both its property and casualty lines of business primarily from the 2016 accident year. Workers’ Compensation and Business Property were the largest contributors to the favorable development, partially offset by adverse development in Business Liability.

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

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,459,000, or 9.2%.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased 196 basis points from 37.19% to 39.15%  for the year ended December 31, 2017 as compared to 2016, due primarily to the additional costs associated with operating as a public company which did not occur in previous years.

~  49  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Accordingly, our general corporate expenses increased by $91,000, or 19.6%, in 2017 as compared to 2016.

Investment Income

Our investment portfolio consisted of 87.8% and 86.8% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2017 and 2016, respectively. The remainder of the portfolio is comprised of rental real estate, common and preferred stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income increased by $664,000 for the year ended December 31, 2017 as compared to 2016, primarily from the growth of the investment portfolio. Average invested assets for 2017  were $96.3 million compared to $78.7 million for 2016, an increase of $17.6 million, or 22.4%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

For additional information, see Item 1. Business — Investments above.

Interest Expense

Interest expense was relatively flat, decreasing to $225,000 for the year ended December 31, 2017 from $226,000 for the year ended December 31, 2016.

Income Tax Expense

We reported income tax expense of $0.4 million in 2017, as compared to $1.2 million in 2016. The Company had historically recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. The Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) was signed into law on December 22, 2017 and lowered the federal corporate tax rate to 21% effective January 1, 2018. As a result, the Company revalued deferred tax items as of year-end 2017 to reflect the lower rate. The revaluation of deferred tax items increased income tax expense by $152,000. Total income tax expense decreased in 2017 due to a decrease in earnings before income taxes in 2017 compared to 2016.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  50  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	December 31,	December 31,
(In thousands)	2017	2016
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $87,773 at 12/31/2017	$89,605	$64,134
and $62,929 at 12/31/2016)
Common Stocks (cost - $7,631 at 12/31/2017 and $6,312 at 12/31/2016)	8,534	6,983
Preferred Stocks (cost - $3,783 at 12/31/2017 and $2,925 at 12/31/2016)	3,867	2,798
Property held for investment, at cost, net of accumulated depreciation of	3,127	2,207
$127 at 12/31/2017 and $51 at 12/31/2016
Cash and cash equivalents	6,877	4,377
Total investments and cash	112,010	80,499
Accrued investment income	687	524
Premiums and reinsurance balances receivable, net of allowances for	19,013	17,480
uncollectible amounts of $50 at 12/31/2017 and 12/31/2016
Ceded unearned premiums	275	271
Reinsurance balances recoverable on unpaid losses and settlement	10,030	12,115
expenses, net of allowances for uncollectible amounts of
$0 at 12/31/2017 and 12/31/2016
Current federal income taxes	573	149
Net deferred federal income taxes	349	888
Deferred policy acquisition costs, net	4,592	4,163
Property and equipment, at cost, net of accumulated depreciation of	3,504	3,720
$4,896 at 12/31/2017 and $4,308 at 12/31/2016
Other assets	1,302	2,351
Total assets	$152,335	$122,160

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,074	$52,817
Unearned premiums	26,556	24,778
Reinsurance balances payable	327	110
Corporate debt	4,339	3,787
Accrued expenses	4,274	4,827
Other liabilities	1,664	2,241
Total liabilities	88,234	88,560

Equity:
Common stock[1]	35	—
Additional paid-in capital	32,333	—
Accumulated other comprehensive earnings, net of tax	2,227	1,154
Retained earnings	32,787	32,446
Less: Unearned ESOP shares at cost (2017 - 328,122 shares and 2016 - 0 shares)	(3,281)	—
Total equity	64,101	33,600
Total liabilities and equity	$152,335	$122,160

1Common stock securities consist of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500

~  51  ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2017	2016
Case reserves	$19,997	$20,171
IBNR reserves	21,047	20,531
Net unpaid losses and settlement expense	41,044	40,702
Reinsurance recoverable on unpaid loss and settlement expense	10,030	12,115
Reserves for unpaid loss and settlement expense	$51,074	$52,817

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2017 and 2016.

As of December 31, 2017

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$14,763	$15,384	$30,147
Property	1,789	4,303	6,092
Other	3,445	1,360	4,805
Total net reserves	19,997	21,047	41,044	$36,295	$41,383
Reinsurance recoverables	5,403	4,627	10,030	9,314	12,361
Gross reserves	$25,400	$25,674	$51,074	$45,609	$53,744

As of December 31, 2016

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$15,627	$14,655	$30,282
Property	2,652	4,036	6,688
Other	1,892	1,840	3,732
Total net reserves	20,171	20,531	40,702	$36,178	$41,107
Reinsurance recoverables	7,595	4,520	12,115	9,431	12,637
Gross reserves	$27,766	$25,051	$52,817	$45,609	$53,744

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

•	historical industry development experience in our business line;
•	historical company development experience;
•	the impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;

~  52  ~

•	changes in our internal claims processing policies and procedures; and
•	trends and risks in claim costs, such as risk that medical cost inflation could increase.

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the years ended December 31, 2017 and 2016, we experienced favorable development of $0.8 million and $1.3 million, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2016 at $40.7 million. As of December 31, 2017, that amount was re-estimated at $39.9 million, which is $0.8 million, or 2.0%, lower than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.2)% to 7.0%. As shown in the table below, since 2012 the variance in our originally estimated accident year loss reserves has ranged from (10.6%) deficient to 12.9% redundant as of December 31, 2017.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2012	2013	2014	2015	2016
As originally estimated	$19,276	$22,064	$22,267	$24,293	$25,619
As estimated at December 31, 2017	19,267	22,381	24,618	21,161	22,825
Net cumulative redundancy (deficiency)	$9	$(317)	$(2,351)	$3,132	$2,794
% redundancy (deficiency)	0.0%	(1.4)%	(10.6)%	12.9%	10.9%

~  53  ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2017		2016
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,295	5.9%	$36,178	8.9%
Recorded	41,044	0.0%	40,702	0.0%
High End	41,383	(0.4)%	41,107	(0.8)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of Decemeber 31, 2017, the loss and settlement expense reserves would increase by $339,000 before taxes. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2017 by $224,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range, the net loss and settlement expense reserves at December 31, 2017 would be reduced by $4.7 million with corresponding increases in net income and equity of $3.1 million.

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

Corporate Bonds

Net unrealized gains in the corporate bond portfolio increased $199,309 in 2017 from a gain of $751,339 in 2016 to a gain of $950,648 in 2017 as corporate spreads tightening throughout the year.  In fact, corporate spreads tightened about 30 bps in 2017 as investor demand increased in anticipation of better economic data due to improving global economic activity as well as due to the possibility of U.S. tax reform.

Municipal Bonds

As of December 31, 2017 and 2016, municipal bonds totaled $24,763,512 and $14,870,791, respectively with net unrealized gains of $959,844 and $530,948, respectively. Just under 75% of of our municpal holdings reside in longer maturities (73.5% in 10yr maturities or longer).  Longer municipals benefited from long interest rates dropping during the year (30 year Treasury rates down 33 bps in 2017) as well as from spreads tightening in the sector.

Equity Securities

The equity portfolio consists of common and preferred stock. Net unrealized gains in the equity portfolio increased $443,229 and $949,119 in 2017 and 2016, respectively. Given the intent to hold and expectation of recovery to cost within a reasonable period of time, the Company does not consider any of its equities to be other-than-temporarily impaired.

~  54  ~

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,038	$(8)	$295	$(5)	$1,333	$(13)
MBS/ABS/CMBS	9,754	(24)	7,445	(200)	17,199	(224)
Corporate	5,584	(26)	2,024	(25)	7,608	(51)
Municipal	478	(2)	1,172	(15)	1,650	(17)
Total fixed maturities	16,854	(60)	10,936	(245)	27,790	(305)
Common stocks	637	(18)	—	—	637	(18)
Preferred stocks	843	(28)	521	(20)	1,364	(48)
Total temporarily impaired securities	$18,334	$(106)	$11,457	$(265)	$29,791	$(371)

~  55  ~

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$994	$(6)	$—	$—	$994	$(6)
MBS/ABS/CMBS	10,713	(257)	323	(1)	11,036	(258)
Corporate	5,476	(76)	984	(15)	6,460	(91)
Municipal	2,995	(135)	—	—	2,995	(135)
Total fixed maturities	20,178	(474)	1,307	(16)	21,485	(490)
Common stocks	—	—	446	(34)	446	(34)
Preferred stocks	2,328	(132)	—	—	2,328	(132)
Total temporarily impaired securities	$22,506	$(606)	$1,753	$(50)	$24,259	$(656)

The unrealized losses as of December 31, 2017 and 2016 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the year ended December 31, 2017, the Company incurred $57,000 of OTTI losses on an ETF included in common stock that was impaired during the second quarter of 2017 and subsequently sold during in the third quarter of 2017. During 2016 the Company recognized $213,000 of OTTI losses on two securities that were impaired and subsequently sold during the last three months of 2016. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  56  ~

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

The fair value estimates of our investments provided by the independent pricing service at December 31, 2017 and December 31, 2016, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2017 and 2016, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2017 and 2016, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31, 2017	December 31, 2016
Deferred acquisition costs	$4,592	$4,163
Unearned premium reserves	26,556	24,778

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

We had net deferred tax assets of $0.3 million and $0.9 million at December 31, 2017 and 2016, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2017 and 2016, we had no valuation allowance with respect to our deferred tax asset.

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

~  57  ~

As of December 31, 2017 and 2016, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2014 through 2016 are open for examination. The tax return related to the year ended December 31, 2017 has not yet been filed.

Other Assets

As of December 31, 2017 and 2016, other assets totaled $1.3 million and $2.4 million, respectively. The decrease in other assets primarily relates to the elimination of deferred stock offering and conversion expenses in the amount $1.3 million which had been included in the balance as of December 31, 2016.

Outstanding Debt

As of December 31, 2017 and 2016, outstanding debt balances totaled $4.3 million and $3.8 million, respectively. The average interest rate on debt in was 3.9% in 2017 compared to 5.0% in 2016. The debt balance is comprised of leasehold obligations, debt obligations, and our revolving line of credit.

Surplus Notes

ICC’s Plan of Conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million, representing all outstanding surplus notes as of that date were converted into 165,000 shares of the Company’s common stock. The remaining $200,000 balance of surplus notes was paid in March 2017.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016  that is accounted for as a capital lease. Under the agreement, BofI Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $0.9 million and $1.8 million as of December 31, 2017 and 2016, respectively. There was no gain or loss recognized as part of this transaction. Lease payments totaled $502,000 and $439,000 for the years ended December 31, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at December 31, 2017, was $0.8 million compared to $1.2 million at Decemeber 31, 2016.

Future minimum lease payments for the three succeeding years as of  December 31, 2017 are:

Year	Amount
2018	501,972
2019	361,374
2020	30,190
Total payments	893,536
Less: Interest portion	88,523
Total oustanding lease obligation	$805,013

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016; one agreement for $500,000 and another debt agreement for $75,000 with BofI. The terms of the loans are 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The total balance of debt agreements at year end 2017 and 2016 was $3.5 million and $0.5 million, respectively. The Bofi loans bear interest at 4.7%.

~  58  ~

Home Office Mortgage

The Company paid off the remaining mortgage balance on its home office during the fourth quarter of 2017. Interest was charged at a fixed rate of 2.6% and the loan matured in 2017. The building was used as collateral to secure the loan. The loan balance at year end 2017 and 2016 was $0 and $184,000, respectively. The interest paid on the loan in 2017 was $2,000 and $9,000 in 2016.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company drawls down on the line of credit. There was no interest paid on the line of credit during the year ended December 31, 2017. Interest paid on the line of credit in 2016 was immaterial. There are no financial covenants governing this agreement. For  the years ended December 31, 2017 and 2016, no amounts were outstanding on this facility.

For information regarding our reinsurance program, investment portfolio, unpaid losses and settlement information, see Item 1. Business.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the shareholder’s equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $269,000 to the ESOP during the fourth quarter of 2017.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to particpants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2017, we recognized compensation expense of $368,000 related to 21,878 shares of our common stock that were committed to be released to partipants’ accounts for the year ended December 31, 2017. Of the 21,878 shares committed to be released, 2,320 shares were commited on December 31, 2017 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2017.

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

~  59  ~

Cash flows from continuing operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$735	$4,592
Net cash (used in) investing activities	(27,874)	(1,602)
Net cash provided by (used in) financing activities	29,639	(792)
Net increase (decrease) in cash and cash equivalents	$2,500	$2,198

ICC Holdings, Inc’s principal source of liquidity is dividend payments and other fees received from ICC and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from ICC in 2018 without the prior approval of the Illinois Department of Insurance is approximately $5.1 million based upon the insurance company’s 2017 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

The following table summarizes, as of December 31, 2017, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$51,074	$21,867	$20,871	$5,636	$2,701
Debt obligations	4,079	162	292	3,625	—
Capital lease obligations	894	503	391	—	—
Home office mortgage	—	—	—	—	—
Operating lease obligations	150	101	50	—	—
Total	$56,197	$22,632	$21,604	$9,261	$2,701

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

Recently Adopted Accounting Pronouncements

In February 2018, FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This update allows a reclassification from Accumulated Other Comprehensive Income (AOCI) to retained earnings for stranded tax effects resulting from Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act), which was enacted on December 22, 2017. The effect of a change in income tax rates on deferred tax assets and liabilities is required to be recognized in income on the date of enactment, even if the deferred tax was originally recorded in other comprehensive income. Prior to the adoption of this update, application of prior guidance resulted in an amount being stranded in AOCI

~  60  ~

related to the difference between historical and enacted tax rates. The update allows an entity to reclassify the difference related to the Tax Act from AOCI to retained earnings. The update is required to be adopted January 1, 2019, and early adoption is permitted for any interim or annual period for which financial statements have not yet been filed. We elected to early adopt this update effective October 1, 2017, and have elected to reclassify stranded amounts associated with the Tax Act, resulting in a reclassification of $366,000 from AOCI to retained earnings.

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

Recently Issued Accounting Pronouncements

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

~  61  ~

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

The average maturity of the debt securities in our investment portfolio at December 31, 2017, was 7.13 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2017
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,661)	$81,944
100 basis point increase	(3,889)	85,716
No change	—	89,605
100 basis point decrease	3,835	93,440
200 basis point decrease	7,500	97,105

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

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.

~  62  ~

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

~  63  ~

Item 8. Financial Statements and Supplementary Data

~  64  ~

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

ICC Holdings, Inc. and Subsidiaries Rock Island, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICC Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity and cash flows for each of the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP

We have served as the Company’s auditor since 2016.

Cincinnati, Ohio

April 2, 2018

~  65  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2017	2016
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $87,773,047 at	$89,605,073	$64,134,023
12/31/2017 and $62,929,091 at 12/31/2016)
Common stocks¹ (cost - $7,631,180 at	8,534,109	6,982,547
12/31/2017 and $6,311,708 at 12/31/2016)
Preferred stocks (cost - $3,783,311 at	3,867,429	2,798,413
12/31/2017 and $2,925,434 at 12/31/2016)
Property held for investment, at cost, net of accumulated depreciation of	3,126,566	2,207,424
$127,161 at 12/31/2017 and $50,948 at 12/31/2016
Cash and cash equivalents	6,876,519	4,376,847
Total investments and cash	112,009,696	80,499,254
Accrued investment income	687,453	524,156
Premiums and reinsurance balances receivable, net of allowances for	19,013,262	17,479,487
uncollectible amounts of $50,000 at 12/31/2017 and 12/31/2016
Ceded unearned premiums	274,972	270,751
Reinsurance balances recoverable on unpaid losses and settlement expenses,	10,029,834	12,114,998
net of allowances for uncollectible amounts of $0 at 12/31/2017 and 12/31/2016
Current federal income taxes	573,147	149,252
Net deferred federal income taxes	349,258	888,254
Deferred policy acquisition costs, net	4,592,415	4,162,927
Property and equipment, at cost, net of accumulated depreciation of	3,503,904	3,719,535
$4,896,041 at 12/31/2017 and $4,308,247 at 12/31/2016
Other assets	1,301,420	2,351,347
Total assets	$152,335,361	$122,159,961
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,074,126	$52,817,254
Unearned premiums	26,555,582	24,777,712
Reinsurance balances payable	327,483	109,790
Corporate debt	4,339,208	3,786,950
Accrued expenses	4,274,002	4,827,042
Other liabilities	1,663,415	2,241,003
Total liabilities	88,233,816	88,559,751
Equity:
Common stock[2]	35,000	—
Additional paid-in capital	32,333,290	—
Accumulated other comprehensive earnings, net of tax	2,227,069	1,154,175
Retained earnings	32,787,406	32,446,035
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,281,220)	—
Total equity	64,101,545	33,600,210
Total liabilities and equity	$152,335,361	$122,159,961

1Common stock securities consist of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500

2Par value $0.01; authorized: 2017 - 10,000,000 shares and 2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,171,878 and 2016 - 0 shares.

32017 -  328,122 shares and 2016 - 0 shares

See accompanying notes to consolidated financial statements.

~  66  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

	For the year ended
	December 31,
	2017	2016
Net premiums earned	$44,213,271	$42,611,365
Net investment income	2,632,498	1,967,938
Net realized investment gains	1,064,577	249,923
Other-than-temporary impairment losses	(57,316)	(212,731)
Other income	325,127	254,447
Consolidated revenues	48,178,157	44,870,942
Losses and settlement expenses	29,009,833	24,344,551
Policy acquisition costs and other operating expenses	17,307,700	15,848,547
Interest expense on debt	225,379	226,095
General corporate expenses	555,109	464,383
Total expenses	47,098,021	40,883,576
Earnings before income taxes	1,080,136	3,987,366
Income tax expense:
Current	197,200	986,066
Deferred	175,085	190,903
Total income tax expense	372,285	1,176,969
Net earnings	$707,851	$2,810,397

Earnings per share[1]:
Basic:
Basic net earnings per share	$ 0.22	$ 0.89
Diluted:
Diluted net earnings per share	$ 0.22	$ 0.89

Weighted average number of common shares outstanding[2]:
Basic	3,158,163	3,150,000
Diluted	3,158,163	3,150,000

Other comprehensive earnings, net of tax
Unrealized gains and losses on investments:
Unrealized holding gains arising during the period,
net of income tax expense of $706,378 in 2017
and income tax expense of $334,140 in 2016	$1,371,206	$648,625
Reclassification adjustment for (gains) included in net
income, net of income tax expense of $342,469 in 2017
and expense of $12,645 in 2016	(664,792)	(24,547)
Total other comprehensive earnings	706,414	624,078
Comprehensive earnings	$1,414,265	$3,434,475

1The unaudited pro forma earnings per share for the twelve months ended December 31, 2016 is provided as a basis for comparison of current period earnings.

2Weighted average number of common shares outstanding for the twelve months ended December 31, 2016 is based on the resulting shares from the initial public offering that was completed in March 2017 and are used to calculate the pro forma earnings per share for the twelve months ended December 31, 2016.

See accompanying notes to consolidated financial statements.

~  67  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Total equity
Balance, January 1, 2016	$—	$—	$—	$29,635,638	$530,097	$30,165,735
Net earnings	—	—	—	2,810,397		2,810,397
Other comprehensive loss, net of tax	—	—	—	—	624,078	624,078
Balance, December 31, 2016	—	—	—	32,446,035	1,154,175	33,600,210
Net earnings	—	—	—	707,851	—	707,851
Retained earnings adjustment - change in tax rate[1]	—	—	—	(366,480)	366,480	—
Other comprehensive earnings, net of tax	—	—	—	—	706,414	706,414
Issuance of shares, net of expenses	35,000	(3,500,000)	32,184,340	—	—	28,719,340
ESOP shares released	—	218,780	148,950	—	—	367,730
Balance, December 31, 2017	$35,000	$(3,281,220)	$32,333,290	$32,787,406	$2,227,069	$64,101,545

See accompanying notes to consolidated financial statements.

~  68  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$707,851	$2,810,397
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Net realized investment gains	(1,064,577)	(249,923)
Other-than-temporary impairment losses	57,316	212,731
Depreciation	822,621	817,774
Deferred income tax	175,085	190,903
Amortization of bond premium and discount	334,150	246,470
Change in:
Accrued investment income	(163,297)	56,630
Premiums and reinsurance balances receivable (net)	(1,533,775)	(1,841,578)
Ceded unearned premiums	(4,221)	(213,447)
Reinsurance balances payable	217,693	109,790
Reinsurance balances recoverable	2,085,164	7,420,060
Deferred policy acquisition costs	(429,488)	(180,193)
Unpaid losses and settlement expenses	(1,743,128)	(8,238,372)
Unearned premiums	1,777,870	829,236
Accrued expenses	(553,040)	730,852
Current federal income tax	(423,895)	623,954
Other	472,340	1,266,466
Net cash provided by operating activities	734,669	4,591,750
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(32,572,815)	(10,410,051)
Common stocks, available-for-sale	(5,834,828)	(1,897,147)
Preferred stock, available-for-sale	(1,112,999)	(3,036,468)
Property held for investment	(995,355)	(1,703,690)
Property and equipment	(532,374)	(856,504)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	7,431,133	11,437,484
Common stocks, available-for-sale	5,481,197	4,708,756
Preferred stock, available-for-sale	260,119	98,998
Property held for investment	—	9,524
Property and equipment	1,596	47,036
Net cash used in investing activities	(27,874,326)	(1,602,062)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock and ESOP expense	29,087,070	—
Proceeds from loan	3,499,149	575,000
Proceeds from sale leaseback	—	777,643
Repayments of borrowed funds	(2,946,890)	(839,254)
Demutualization costs	—	(1,305,741)
Net cash provided by (used in) financing activities	29,639,329	(792,352)
Net increase in cash and cash equivalents	2,499,672	2,197,336
Cash and cash equivalents at beginning of year	4,376,847	2,179,511
Cash and cash equivalents at end of period	$6,876,519	$4,376,847
Supplemental information:
Federal income tax paid	$600,000	$300,000
Interest paid	192,197	225,964

See accompanying notes to consolidated financial statements.

~  69  ~

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group for the period after the completion of the stock conversion and refer to Illinois Casualty Company (ICC) and its subsidiaries for the period prior to the stock conversion. On a stand-alone basis ICC Holdings, Inc is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; an operating insurance company, ICC; and ICC’s two wholly-owned subsidiaries, Beverage Insurance Agency, Inc., an inactive insurance agency and Estrella Innovative Solutions, Inc., an outsourcing company. ICC is an Illinois domiciled company.

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

Prior to the conversion on March 24, 2017, ICC Holdings, Inc did not engage in any operations. After the conversion, ICC Holdings, Inc’s primary assets are the outstanding capital stock of ICC and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual to stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result. The condensed consolidated financial statements as of and for the twelve months ended December 31, 2017, include ICC Holdings and subsidiaries. The financial statements as of and for the twelve months ended December 31, 2016, represent the financial position and results of operations of ICC and its subsidiaries only, as the conversion to stock form was completed on March 24, 2017.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio, and Wisconsin and markets through independent agents. Approximately 33.7% and 36.9% of the premium was written in Illinois for the years ended December 31, 2017 and 2016, respectively. ICC has two wholly owned subsidiaries, Beverage Insurance Agency and Estrella Innovative Solutions, Inc. ICC Realty, LLC is a serial LLC that held investment property for ICC and was a wholly owned subsidiary of ICC through October 11, 2017. ICC sold all of its real estate holdings held by ICC Realty, Inc. to its parent, ICC Holdings, Inc. via the sale of ICC Realty, Inc. to ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segement.

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

~  70  ~

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

~  71  ~

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

E.     CASH AND CASH EQUIVALENTS

Cash consists of uninvested balances in bank accounts. Cash equivalents consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company has not experienced losses on these instruments. We maintain cash balances primarily at one bank, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the normal course of business, balances are maintained above the FDIC insurance limit.

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

~  72  ~

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

H.     PROPERTY AND EQUIPMENT

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2017 and 2016, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2017	2016
Automobiles	$794,959	$668,794
Furniture and fixtures	425,825	516,318
Computer equipment and software	3,404,975	3,151,676
Home office	3,774,187	3,690,994
Total cost	8,399,946	8,027,782
Accumulated depreciation	(4,896,041)	(4,308,247)
Net property and equipment	$3,503,904	$3,719,535

I.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social, and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2017, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

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

~  73  ~

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

M.    EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes compensation expense related to its employee stock ownership plan (ESOP) ratably during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For purposes of balance sheet disclosures of shares outstanding, the Company includes only the number of ESOP shares that have been committed to be released for the period. For purposes of calculating earnings per share, the Company includes the weighted average ESOP shares committed to be released for the period. The ESOP covers all employees who have worked a minimum of 1,000 hours in the plan year.

N.      EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic and diluted EPS includes ESOP shares committed to be released. The unaudited pro forma earnings per share for the twelve months ended December 31, 2016 are provided to be used as a basis for comparison of current period earnings. The weighted average number of common shares outstanding are computed as if the resulting shares from the initial public offering, which was completed in March 2017, were outstanding for the year ended December 31, 2016.

O.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains/losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used tax rates of 21% and 34% for the year ended December 31, 2017, and 2016, respectively. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $1,048,847 and $346,785 for 2017 and 2016, respectively.

~  74  ~

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Twleve-Month Periods Ended December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2017	2016	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$(1,064,577)	$(249,923)	Net realized investment gains
	57,316	212,731	Other-than-temporary impairment losses
	342,469	12,645	Income tax expense
Total reclassification adjustment, net of tax	$(664,792)	$(24,547)

P.     ADOPTED ACCOUNTING PRONOUNCEMENTS

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) – This update allows a reclassification from Accumulated Other Comprehensive Income (AOCI) to retained earnings for stranded tax effects resulting from Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act), which was enacted on December 22, 2017. The effect of a change in income tax rates on deferred tax assets and liabilities is required to be recognized in income on the date of enactment, even if the deferred tax was originally recorded in other comprehensive income. Prior to the adoption of this update, application of prior guidance resulted in an amount being stranded in AOCI related to the difference between historical and enacted tax rates. The update allows an entity to reclassify the difference related to the Tax Act from AOCI to retained earnings. The update is required to be adopted January 1, 2019, and early adoption is permitted for any interim or annual period for which financial statements have not yet been filed. We elected to early adopt this update effective October 1, 2017, and have elected to reclassify stranded amounts associated with the Tax Act, resulting in a reclassification of $366,480 from AOCI to retained earnings.

Short-Duration Contracts Disclosures (ASU 2015-09) – This guidance addresses enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The Company adopted this ASU for the year ended December 31, 2017. As the requirements are disclosure only, the adoption of this guidance did not impact the Company’s financial statements, but did result in additional disclosures.

Q. PROSPECTIVE ACCOUNTING STANDARDS

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

~  75  ~

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

R.     RISKS AND UNCERTAINTIES:

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

The catastrophe reinsurance treaty renewed on January 1, 2018, and the Company had protection of $9.5 million in excess of $500,000 first-dollar retention for both of the years ended December 31, 2017 and 2016. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off.

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

~  76  ~

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2017, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. The Company is rated by A.M. Best. This rating reflects their opinion of the insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders.

~  77  ~

2.     INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
AFS, fixed maturity securities	$2,500,136	$2,050,205
Investment property	449,990	348,393
AFS, equity securities	434,950	372,151
Cash and short-term investments	42,426	17,189
Investment revenue	3,427,502	2,787,938
Less investment expenses	(795,004)	(820,000)
Net investment income	$2,632,498	$1,967,938

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of AFS securities and the related gross realized gains and losses, excluding OTTI, for the years ended December 31, 2017 and 2016.

				Net realized
	Proceeds	Gains	Losses	gain
2017
Fixed maturity securities	$7,431,133	$29,436	$(21)	$29,415
Common stocks	5,481,197	1,025,909	(2,753)	1,023,156
Preferred stocks	260,119	12,006	—	12,006
2016
Fixed maturity securities	$11,437,484	$216,803	$(3,737)	$213,066
Common stocks	4,708,756	73,186	(26,287)	46,899
Preferred stocks	98,998	—	(10,042)	(10,042)

The amortized cost and estimated fair value of fixed income AFS securities at December 31, 2017,  are shown by contractual maturity below.

	Amortized Cost	Fair Value
Due in one year or less	$1,500,544	$1,499,050
Due after one year through five years	22,428,557	22,911,341
Due after five years through 10 years	11,892,260	12,405,986
Due after 10 years	20,367,545	21,270,034
Asset and mortgage backed securities without a specific due date	31,584,141	31,518,662
Total fixed maturity securities	$87,773,047	$89,605,073

~  78  ~

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed maturity and equity securities as of December 31, 2017 and 2016:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,346,712	$1,333,725	$—	$(12,987)
MBS/ABS/CMBS	31,584,141	31,518,662	158,944	(224,423)
Corporate	31,038,526	31,989,174	1,001,906	(51,258)
Municipal	23,803,668	24,763,512	976,872	(17,028)
Total fixed maturity securities	87,773,047	89,605,073	2,137,722	(305,696)
Equity securities:
Common stocks	7,631,180	8,534,109	920,629	(17,700)
Preferred stocks	3,783,311	3,867,429	132,054	(47,936)
Total equity securities	11,414,491	12,401,538	1,052,683	(65,636)
Total AFS securities	$99,187,538	$102,006,611	$3,190,405	$(371,332)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2016
Fixed maturity securities:
U.S. treasury	$1,244,542	$1,241,125	$2,527	$(5,944)
MBS/ABS/CMBS	19,751,138	19,677,200	183,175	(257,113)
Corporate	27,593,568	28,344,907	842,782	(91,443)
Municipal	14,339,843	14,870,791	665,790	(134,842)
Total fixed maturity securities	62,929,091	64,134,023	1,694,274	(489,342)
Equity securities:
Common stocks	6,311,708	6,982,547	704,768	(33,929)
Preferred stocks	2,925,434	2,798,413	5,425	(132,446)
Total equity securities	9,237,142	9,780,960	710,193	(166,375)
Total AFS securities	$72,166,233	$73,914,983	$2,404,467	$(655,717)

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All of the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $13,517,725 and $10,288,405 and commercial mortgage backed securities of $8,469,852 and $7,600,109 at December 31, 2017 and 2016, respectively.

~  79  ~

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2017 and 2016. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2017			December 31, 2016
		12 Mos			12 Mos
	< 12 Mos.	& Greater	Total	< 12 Mos.	& Greater	Total
U.S. Treasury
Fair value	$1,038,297	$295,428	$1,333,725	$993,576	$—	$993,576
Cost or Amortized cost	1,046,508	300,204	1,346,712	999,520	—	999,520
Unrealized Loss	(8,211)	(4,776)	(12,987)	(5,944)	—	(5,944)

MBS/ABS/CMBS
Fair value	9,754,119	7,445,071	17,199,190	10,712,987	322,641	11,035,628
Cost or Amortized cost	9,778,528	7,645,085	17,423,613	10,968,840	323,901	11,292,741
Unrealized Loss	(24,409)	(200,014)	(224,423)	(255,853)	(1,260)	(257,113)

Corporate
Fair value	5,583,942	2,023,856	7,607,798	5,476,442	984,115	6,460,557
Cost or Amortized cost	5,610,093	2,048,963	7,659,056	5,552,624	999,376	6,552,000
Unrealized Loss	(26,151)	(25,107)	(51,258)	(76,182)	(15,261)	(91,443)

Municipal
Fair value	478,019	1,171,520	1,649,539	2,995,362	—	2,995,362
Cost or Amortized cost	479,904	1,186,663	1,666,567	3,130,204	—	3,130,204
Unrealized Loss	(1,885)	(15,143)	(17,028)	(134,842)	—	(134,842)

Subtotal, fixed income
Fair value	16,854,377	10,935,875	27,790,252	20,178,367	1,306,756	21,485,123
Cost or Amortized cost	16,915,033	11,180,915	28,095,948	20,651,188	1,323,277	21,974,465
Unrealized Loss	(60,656)	(245,040)	(305,696)	(472,821)	(16,521)	(489,342)

Common Stock
Fair value	637,100	—	637,100	—	445,872	445,872
Cost or Amortized cost	654,800	—	654,800	—	479,801	479,801
Unrealized Loss	(17,700)	—	(17,700)	—	(33,929)	(33,929)

Preferred Stock
Fair value	842,530	520,710	1,363,240	2,328,345	—	2,328,345
Cost or Amortized cost	870,755	540,421	1,411,176	2,460,791	—	2,460,791
Unrealized Loss	(28,225)	(19,711)	(47,936)	(132,446)	—	(132,446)

Total
Fair value	18,334,007	11,456,585	29,790,592	22,506,712	1,752,628	24,259,340
Cost or amortized cost	18,440,588	11,721,336	30,161,924	23,111,979	1,803,078	24,915,057
Unrealized Loss	$(106,581)	$(264,751)	$(371,332)	$(605,267)	$(50,450)	$(655,717)

As of December 31, 2017, the Company held 13 equity securities that were in unrealized loss positions. Of the 13 securities, 5 have been in an unrealized loss position for 12 consecutive months or longer and represent $19,711 in unrealized losses. As of December 31, 2016, the Company held 21 equity securities that were in unrealized loss positions. Of these 21 securities, 2 were in an unrealized loss position for 12 consecutive months or longer and represented $33,929 in unrealized losses.

~  80  ~

The fixed income portfolio contained 64 securities in an unrealized loss position as of December 31, 2017. Of these 64 securities, 29 have been in an unrealized loss position for 12 consecutive months or longer and represent $245,040 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

For the year ended Decemeber 31, 2017, the Company recognized in net earnings $57,316 of OTTI losses on an ETF included in common stock that was impaired during the second quarter of 2017 and subsequently sold during in the third quarter of 2017. During 2016, the Company recognized  $205,834 of OTTI on one common stock security and $6,897 of OTTI on one fixed income security. For all fixed income securities at a loss at December 31, 2017, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be maturity. Management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.  Based on management’s analysis, it was concluded that the securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2017, and 2016.

As required by law, certain fixed maturity investments amounting to $3,962,291 and $2,958,297 at December 31, 2017 and 2016, respectively, were on deposit with either regulatory authorities or banks. In addition, $923,766 and $1,808,523 was pledged as of December 31, 2017 and 2016, respectively, as part of a capital lease arrangement.

PROPERTY HELD FOR INVESTMENT

In 2017, investment property comprised of 54 apartment rental units located in Rock Island, Moline, and Silvis, Illinois. Property held for investment is net of accumulated depreciation of $127,161 and $50,948 as of December 31, 2017, and 2016, respectively. Related depreciation expense was $76,213 and $47,793 for the years ended December 31, 2017, and 2016, respectively.

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

~  81  ~

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

Assets measured at fair value on a recurring basis as of December 31, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,333,725	$—	$—	$1,333,725
MBS/ABS/CMBS	—	31,518,662	—	31,518,662
Corporate	—	31,989,174	—	31,989,174
Municipal	—	24,763,512	—	24,763,512
Total fixed maturity securities	1,333,725	88,271,348	—	89,605,073
Equity securities
Common stocks	8,534,109	—	—	8,534,109
Preferred stocks	—	3,867,429	—	3,867,429
Total equity securities	8,534,109	3,867,429	—	12,401,538
Total AFS securities	$9,867,834	$92,138,777	$—	$102,006,611

~  82  ~

Assets measured at fair value on a recurring basis as of December 31, 2016, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,241,125	$—	$—	$1,241,125
MBS/ABS/CMBS	—	19,677,200	—	19,677,200
Corporate	—	28,344,907	—	28,344,907
Municipal	—	14,870,791	—	14,870,791
Total fixed maturity securities	1,241,125	62,892,898	—	64,134,023
Equity securities
Common stocks	6,982,547	—	—	6,982,547
Preferred stocks	—	2,798,413	—	2,798,413
Total equity securities	6,982,547	2,798,413	—	9,780,960
Total AFS securities	$8,223,672	$65,691,311	$—	$73,914,983

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2017 and 2016. Additionally, there were no securities transferred in or out of levels 1 or 2 during the years ended December 31, 2017 and 2016.

4.     POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2017	2016
Deferred policy acquisition costs (DAC), beginning of year	$4,162,927	$3,982,734
Deferred:
Direct commission	7,635,524	7,156,434
Premium taxes	902,438	723,067
Ceding commissions	(983,634)	(959,451)
Underwriting	435,916	384,814
Net deferred	7,990,245	7,304,865
Amortized	7,560,757	7,124,672
DAC, end of year	$4,592,415	$4,162,927

Policy acquisition costs:
Amortized to expense	$7,560,757	$7,124,672
Period costs:
Contingent commission	1,795,359	1,826,944
Other underwriting expenses	7,951,584	6,896,931
Total policy acquisition costs	$17,307,700	$15,848,547

5.     DEBT

As of December 31, 2017 and 2016, outstanding debt balances totaled $4,339,208 and $3,786,950, respectively. The average rate on debt was 3.9% in 2017 compared to 5.0% in 2016.

~  83  ~

Long-term debt consists of the following as of the periods referenced below:

	December 31,	December 31,
	2017	2016
Surplus notes	$—	$1,850,000
Capital lease obligation	805,013	1,227,541
Debt obligation	3,534,195	525,619
Home office mortgage	—	183,790
Total	$4,339,208	$3,786,950

Surplus Notes

ICC’s Plan of Conversion from a mutual to a stock company was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million, representing all outstanding surplus notes as of that date were converted into 165,000 shares of the Company’s common stock. The remaining $200,000 balance of surplus notes was paid in March 2017.

Leasehold Obligations

ICC entered into sale leaseback arrangements in 2016  and 2015 that are accounted for as a capital lease. Under the agreement, BofI Federal Bank (BofI) purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remain on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,766 and $1,808,523 as of December 31, 2017 and 2016, respectively. There was no gain or loss recognized as part of this transaction. Lease payments totaled $501,976 and $438,593 for the years ended December 31, 2017 and 2016, respectively. The term of the electronic data processing lease is 48 months and the term of the titled vehicles lease is 36 months. The outstanding lease obligation at December 31, 2017, was $805,013 compared to $1,227,541 at Decemeber 31, 2016.

Future minimum lease payments for the three succeeding years as of December 31, 2017 are:

Year	Amount
2018	501,972
2019	361,374
2020	30,190
Total payments	893,536
Less: Interest portion	88,523
Total oustanding lease obligation	$805,013

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65% and the Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, ICC entered into two debt agreements in 2016; one agreement for $500,000 and another debt agreement for $75,000 with BofI. The terms of the loans are 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The total balance of debt agreements at year end 2017 and 2016 was $3,534,195 and $525,619, respectively. The Bofi loans bear interest at 4.7%.

Home Office Mortgage

The Company paid off the remaining mortgage balance on its home office during the fourth quarter of 2017. Interest was charged at a fixed rate of 2.6% and the loan matured in 2017. The building was used as collateral to secure the loan. The loan balance at year end 2017 and 2016 was $0 and $183,790, respectively. The interest paid on the loan in 2017 was $1,518 and $9,163 in 2016.

~  84  ~

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company drawls down on the line of credit. There was no interest paid on the line of credit during the year ended December 31, 2017. Interest paid on the line of credit in 2016 was immaterial. There are no financial covenants governing this agreement. For  the years ended December 31, 2017 and 2016,  no amounts were outstanding on this facility.

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

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $750,000 for casualty business, $350,000 for property, and $500,000 for workers compensation, although certain treaties contain an annual aggregate deductible before reinsurance applies.

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2017	2016
WRITTEN
Direct	$53,670,397	$51,031,003
Reinsurance assumed	269,184	307,597
Reinsurance ceded	(7,952,661)	(8,111,446)
Net	$45,986,920	$43,227,154
EARNED
Direct	$51,862,625	$50,190,888
Reinsurance assumed	299,086	318,476
Reinsurance ceded	(7,948,440)	(7,898,000)
Net	$44,213,271	$42,611,365
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$37,543,652	$33,388,283
Reinsurance assumed	150,051	149,719
Reinsurance ceded	(8,683,870)	(9,193,451)
Net	$29,009,833	$24,344,551

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2017 and 2016, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $10,029,834 and $12,114,998, respectively. More than 98% of the Company’s reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best.

~  85  ~

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2017. These reinsurers all have financial strength ratings of “A” or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2017.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(In thousands)	Rating	Rating	December 31, 2017	Total	Written	Total
Everest Reinsurance Company	A+	A+	2,700	24.1%	856	10.8%
Aspen Insurance UK Ltd	A	A	2,111	18.9%	1,308	16.4%
Hannover Ruckversicherungs	A+	AA-	1,885	16.9%	1,114	14.0%
Partner Reinsurance Company	A	A+	1,268	11.3%	461	5.8%
Arch Reinsurance Company	A+	A+	1,241	11.1%	86	1.1%
Platinum Underwriters	A	A-	1,169	10.5%	765	9.6%
Swiss Reinsurance	A+	AA-	1,120	10.0%	385	4.8%
Toa Reinsurance Company	A	A+	1,017	9.1%	2	0.0%
Allied World Reinsurance	A	A	680	6.1%	883	11.1%
Endurance Reinsurance	A	A	521	4.7%	547	6.9%
All other reinsurers including anticipated subrogation			(2,529)	-22.6%	1,546	19.4%
			11,183	100.0%	7,953	100.0%

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

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized and income charged. The Company had no allowance recorded related to uncollectible amounts on paid and unpaid recoverables at December 31, 2017 and 2016. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

~  86  ~

7.     UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2008 to 2017, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2017. The information about incurred and paid claims development for the years ended December 31, 2008 to 2017, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2016,  is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2017
	Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2008	$6,980	$6,892	$6,703	$6,484	$6,901	$6,837	$6,792	$6,805	$6,774	$6,773	$—	706
2009		4,560	4,099	3,889	4,406	4,562	4,409	4,352	4,370	4,339	—	479
2010			5,644	5,105	4,831	4,992	5,118	5,006	4,891	4,899	13	485
2011				7,427	6,708	6,621	6,752	6,733	6,645	6,631	1	655
2012					6,143	6,374	6,406	6,546	6,482	6,411	(12)	507
2013						9,266	8,302	8,290	8,415	8,471	161	482
2014							8,865	7,586	7,798	7,883	48	561
2015								7,693	7,494	7,717	(9)	427
2016									8,941	7,981	(249)	445
2017										13,993	204	515
Total										75,098

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$4,308	$6,668	$6,538	$6,584	$6,715	$6,774	$6,775	$6,773	$6,773	$6,773
2009		2,991	3,930	4,082	4,137	4,280	4,349	4,338	4,338	4,339
2010			3,166	4,584	4,719	4,740	4,791	4,818	4,873	4,874
2011				5,327	6,351	6,459	6,520	6,556	6,589	6,623
2012					4,949	6,401	6,369	6,362	6,326	6,472
2013						6,856	8,079	8,200	8,238	8,265
2014							6,243	7,631	7,746	7,796
2015								5,057	7,040	7,474
2016									6,157	7,624
2017										10,055
Total										70,295
Unpaid losses and settlement expense - years 2008 through 2017										4,803
Unpaid losses and settlement expense - prior to 2008										(1)
Unpaid loss and settlement expense, net of reinsurance										$4,802

~  87  ~

WORKERS COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2017
	Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2008	$15,484	$14,493	$14,616	$14,538	$14,169	$14,224	$14,161	$14,183	$14,324	$14,361	$24	1,532
2009		11,945	10,845	11,549	11,807	12,119	12,098	11,824	11,895	11,951	17	1,259
2010			10,475	11,039	10,683	11,371	11,701	11,474	11,422	11,431	60	1,093
2011				12,375	12,126	11,894	12,039	12,098	12,027	11,819	73	1,356
2012					13,122	11,338	11,407	11,638	12,692	12,845	229	1,325
2013						12,584	13,559	13,169	12,960	13,696	466	1,314
2014							13,385	14,744	15,341	16,718	914	1,411
2015								16,596	13,876	13,440	3,144	1,236
2016									16,677	14,843	5,224	1,147
2017										15,808	10,739	1,016
Total										136,912

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$1,482	$3,832	$6,814	$9,739	$11,713	$12,622	$13,491	$14,026	$14,232	$14,290
2009		1,202	3,014	6,175	8,289	10,281	11,080	11,432	11,639	11,862
2010			1,248	3,395	5,865	8,462	10,022	10,733	11,067	11,194
2011				1,669	3,761	5,841	8,072	10,122	10,971	11,484
2012					1,180	3,021	5,589	8,327	10,913	11,753
2013						1,579	4,156	7,634	10,423	12,181
2014							1,539	4,087	9,515	13,602
2015								1,405	4,319	7,400
2016									1,490	5,485
2017										1,523
Total										100,774
Unpaid losses and settlement expense - years 2008 through 2017										36,138
Unpaid losses and settlement expense - prior to 2008										104
Unpaid loss and settlement expense, net of reinsurance										$36,242

~  88  ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2017
	Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2008	$22,464	$21,385	$21,319	$21,022	$21,070	$21,061	$20,953	$20,988	$21,098	$21,134	$24	2,238
2009		16,505	14,944	15,438	16,213	16,681	16,507	16,176	16,265	16,290	17	1,738
2010			16,119	16,144	15,514	16,363	16,819	16,480	16,313	16,330	73	1,578
2011				19,802	18,834	18,515	18,791	18,831	18,672	18,450	74	2,011
2012					19,265	17,712	17,813	18,184	19,174	19,256	217	1,832
2013						21,850	21,861	21,459	21,375	22,167	627	1,796
2014							22,250	22,330	23,139	24,601	962	1,972
2015								24,289	21,370	21,157	3,135	1,663
2016									25,618	22,824	4,975	1,592
2017										29,801	10,943	1,531
Total										212,010

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$5,790	$10,500	$13,352	$16,323	$18,428	$19,396	$20,266	$20,799	$21,005	$21,063
2009		4,193	6,944	10,257	12,426	14,561	15,429	15,770	15,977	16,201
2010			4,414	7,979	10,584	13,202	14,813	15,551	15,940	16,068
2011				6,996	10,112	12,300	14,592	16,678	17,560	18,107
2012					6,129	9,422	11,958	14,689	17,239	18,225
2013						8,435	12,235	15,834	18,661	20,446
2014							7,782	11,718	17,261	21,398
2015								6,462	11,359	14,874
2016									7,647	13,109
2017										11,578
Total										171,069
Unpaid losses and settlement expense - years 2008 through 2017										40,941
Unpaid losses and settlement expense - prior to 2008										103
Unpaid loss and settlement expense, net of reinsurance										$41,044

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	71.3%	13.6%	3.4%	2.8%	7.8%	-0.3%	0.5%	1.0%	-0.1%
Liability Lines	40.5%	27.2%	15.7%	6.9%	4.1%	3.0%	1.1%	0.7%	0.2%
Total Lines	42.8%	26.2%	14.6%	6.7%	4.4%	2.8%	1.0%	0.7%	0.7%

~  89  ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2017 and 2016.

(In thousands)	2017	2016
Unpaid losses and settlement expense - beginning of the period:
Gross	$52,817	$61,056
Less: Ceded	12,115	19,158
Net	40,702	41,898
Increase (decrease) in incurred losses and settlement expense:
Current year	29,801	25,620
Prior years	(791)	(1,275)
Total incurred	29,010	24,345
Deduct: Loss and settlement expense payments for claims incurred:
Current year	11,578	7,649
Prior years	17,090	17,892
Total paid	28,668	25,541
Net unpaid losses and settlement expense - end of the period	41,044	40,702
Plus: Reinsurance recoverable on unpaid losses	10,030	12,115
Gross unpaid losses and settlement expense - end of the period	$51,074	$52,817

(In thousands)	2017	2016
Supplemental ceded unpaid losses and settlement expense at end of year disclosure:
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 in 2017 and $0 in 2016	$10,030	$12,115
Less : Reinsurance balances payable	—	—
Reinsurance recoverable on unpaid losses	$10,030	$12,115

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

~  90  ~

A discussion of significant components of reserve development for the two most recent calendar years follows:

2017

For calendar year 2017, the Company experienced favorable development relative to prior years’ reserve estimates in both its property and casualty lines of business primarily from the 2016 accident year. Workers’ Compensation and Business Property were the largest contributors to the favorable development, partially offset by adverse development in Business Liability.

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

8.     INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2017	2016
Deferred tax assets:
Tax discounting of claim reserves	$454,772	$730,161
Unearned premium reserve	1,139,002	1,710,498
AMT credit carryforward	103,439	—
Deferred compensation	131,175	356,650
Provision for uncollectible accounts	10,500	17,000
Property and equipment	—	837
Other	71,688	88,393
Deferred tax assets before allowance	1,910,576	2,903,539
Less valuation allowance	—	—
Total deferred tax assets	$1,910,576	$2,903,539
Deferred tax liabilities:
Net unrealized appreciation of securities	$592,005	$594,575
Deferred policy acquisition costs	964,407	1,415,395
Property and equipment	1,267	—
Other	3,639	5,315
Total deferred tax liabilities	1,561,318	2,015,285
Net deferred tax asset	$349,258	$888,254

~  91  ~

Income tax expense attributable to income from operations for the years ended December 31, 2017 and 2016, differed from the amounts computed by applying the U.S. federal tax rate of 34% to pretax income from continuing operations as demonstrated in the following table:

	Years ended December 31,
	2017	2016
Provision for income taxes at the statutory federal tax rates	$367,246	$1,355,704
Increase (reduction) in taxes resulting from:
Dividends received deduction	(48,020)	(36,414)
Tax-exempt interest income	(219,550)	(163,011)
15% proration of tax exempt interest and dividends received decution	38,203	29,914
Officer life insurance, net	(546)	(1,292)
Nondeductible expenses	70,329	47,766
Effect of change in tax rate	152,173	—
Prior year true-ups and other	12,450	(55,698)
Total	$372,285	$1,176,969

The Company’s effective tax rate was 34.5% and 29.5% for 2017 and 2016, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company had historically recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. The Tax Act was signed into law on December 22, 2017 and lowered the federal corporate tax rate to 21% effective January 1, 2018. As a result, the Company revalued deferred tax items as of year-end 2017 to reflect the lower rate. The revaluation of of deferred tax items increased income tax expense by $152,173 and increased the effective tax rate by 14.1%. The Tax Cuts and Jobs Act of 2017 provides for a change in the methodology employed to calculate reserves for tax purposes.  Beginning January 1, 2018, a higher interest rate assumption and longer payout patterns will be used to discount these reserves.  In addition, companies will no longer be able to elect to use their own experience to discount reserves, but will instead be required to use the industry-based tables published by the IRS annually; however, the 2018 tables have yet to be released.  Consequently, the Company cannot reasonably estimate the impact this would have on gross deferred taxes at December 31, 2017. However, this would not impact the net deferred tax asset. The Company also continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balance or potentially give rise to new deferred tax amounts, although management does not expect these adjustments to materially impact its financial statements.

Management believes it is more likely than not that all deferred tax assets will be recovered given the carry back availability of insurance company losses as well as the results of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, it is believed that when these deferred items reverse in future years, taxable income will be taxed at an effective rate of 21%.

As of December 31, 2017, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2014 through current year. There are currently no open tax exams.

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

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $311,507 and $217,598 for 2017 and 2016, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

~  92  ~

DEFERRED COMPENSATION

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 3.6%, the fully vested obligation under the agreement would total approximately $1,689,467 on January 1, 2032. As of December 31, 2017 and 2015, the accrued liability related to this agreement totaled $248,481 and $153,409, respectively. The Company’s recognized $95,072 of expense and $20,267 of benefit in 2017 and 2016, respectively.

ESOP

In connection with our conversion and public offering, we establish an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the shareholder’s equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $269,344 to the ESOP during the fourth quarter of 2017.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to particpants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2017, we recognized compensation expense of $367,730 related to 21,878 shares of our common stock that were committed to be released to partipants’ accounts for the year ended December 31, 2017. Of the 21,878 shares committed to be released, 2,320 shares were commited on December 31, 2017 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2017. The fair value of the unearned ESOP shares as of December 31, 2017 was $5,338,545.

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

The NAIC has Risk-based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2017 and 2016,  ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC had an authorized control level RBC of $6,275,664 and $6,314,396 as of December 31, 2017 and 2016, respectively, compared to actual statutory capital and surplus of $50,772,460 and $29,957,250, respectively, for these same periods.

Year-end statutory surplus for 2017 and 2016 presented in the table below includes $0 and $51,207 of Estrella Innovative Solutions, LLC common stock (cost basis of  $270,078 and $270,078) held by ICC. This investment is eliminated in the GAAP consolidated financial statements.

The following table includes selected information for our insurance subsidiary:

	As of and periods ended December 31,
	2017	2016
Net income, statutory basis	$1,316,086	$3,445,706
Consolidated surplus, statutory basis	$50,772,460	$29,957,250

~  93  ~

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

The Company did not pay any dividends to security holders in 2017 or 2016. It did however, make cash dividend payments in the amount of $2,646 and $1,838 in 2017 and 2016, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

11.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus note from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017 and $64,000 for the year ended 2016. Additionally, Mr. Klockau is a claims consultant and was paid $16,230 and $12,944 in 2017 and 2016, respectively, related to his services to the Company.

Mr. Kevin Clinton is a director of the Company and owns more than 10% of the Company’s outstanding shares of common stock. Mr. Clinton was paid $1,330 and $0 in 2017 and 2016, respectively for travel reimbursement costs.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group. Mr. Burgess was paid $2,690 and $2,190 in 2017 and 2016, respectively. Griffin Financial Group was paid $893,240 and $9,910 in 2017 and 2016, respectively. Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $46,286 and $630,125 as of December 31, 2017 and 2016, respectively.

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

The Company has operating lease obligations related to managing the business. Minimum future rental payments under non-cancellable agreements are as follows:

Year	Payments
2018	100,509
2019	49,745
Total	$150,254

Rent benefit totaled $16,964 and rent expense totaled $3,646 in 2017 and 2016, respectively.

13.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

In 2017, the Board approved a new Executive Discretionary Bonus Program with a long term incentive component.  On February 20, 2018, the Board of Directors approved bonuses and equity awards based on 2017 company results and achievement of individual performance goals.  The number of Restricted Stock Units (RSUs) that were awarded to select executives on February 20, 2018 was 11,700.

On March 2, 2018 and March 7, 2018, the Company paid $343,365 and $346,000, respectively to BofI. These disbursements were made to pay off the balances of the sale leaseback arrangements entered into with BofI during 2015 and 2016.

~  94  ~

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

Audit Committee, Board of Directors and Policyholders

ICC Holdings, Inc. and Subsidiaries

Rock Island, Illinois

In connection with our audit of the consolidated financial statements of ICC Holdings, Inc. and Subsidiaries for each of the two years in the period ended December 31, 2017, we have also audited Schedules II, III, IV, V, and VI on pages 96 through 102.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

BKD, LLP

/s/ BKD, LLP

We have served as the Company’s auditor since 2016.

Cincinnati, Ohio

April 2, 2018

~  95  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

As of
December 31, 2017

Assets
Investment in subsidiaries	$61,945,522
Available for sale securities, at fair value
Fixed maturity securities	2,604,331
Common Stocks	1,031,038
Cash and cash equivalents	1,591,979
Due from subsidiaries	483,380
Accrued investment income	6,640
Net deferred federal income taxes	85,676
Other assets	93,111
Total assets	$67,841,677

Liabilities and Shareholders' Equity
Liabilities:
Debt	$3,496,108
Accrued expenses	79,261
Other liabilities	164,762
Total liabilities	3,740,131
Equity:
Common stock[1]	35,000
Additional paid-in capital	32,333,290
Accumulated other comprehensive earnings, net of tax	2,227,069
Retained earnings	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[2]	(3,281,220)
Total equity	64,101,545
Total liabilities and equity	$67,841,677

1Par value $0.01; authorized: 2017 - 10,000,000 shares and 2016 - 0 shares; issued: 2017 - 3,500,000 and 2016 - 0 shares;  outstanding: 2017 - 3,171,878 and 2016 - 0 shares.

22017 -  328,122 shares and 2016 - 0 shares

~  96  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

Year Ended
December 31, 2017
Net investment income	$152,932
Net realized investment gains	141,902
Other-than-temporary impairment losses	—
Other income	399
Total revenue	295,233
Policy acquisition costs and other operating expenses	1,228,459
Interest expense on debt	98,537
General corporate expenses	—
Total expenses	1,326,997

Loss before equity earninggs of subsidiaries and income taxes	(1,031,763)
Total income tax benefit	(346,746)
Net loss before equity earnings of subsidiaries	(685,017)
Equity earnings in subsidiaries	1,392,868

Net earnings	$707,851

Other comprehensive earnings, net of tax	55,828
Equity in other comprehensive income of subsidiaries	650,586
Comprehensive (loss) earnings	$1,414,265

~  97  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

Year Ended
December 31, 2017
Cash flows from operating activities:
Net earnings	$707,851
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Net realized investment gains	(141,902)
Depreciation	3,160
Deferred income tax	(85,676)
Equity in undistributed (income) loss of subsidiaries	(1,392,868)
Amortization of bond premium and discount	22,566
Change in:
Due from subsidiaries	(115,650)
Accrued investment income	6,640
Accrued expenses	79,261
Current federal income tax	103,439
Other	(31,787)
Net cash provided by operating activities	(844,966)
Cash flows from investing activities:
Contributions to subsidiaries	(26,330,618)
Purchases of:
Fixed maturity securities, available-for-sale	(8,280,927)
Common stocks, available-for-sale	(1,566,247)
Property and equipment	(28,407)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	5,762,299
Common stocks, available-for-sale	665,397
Net cash used in investing activities	(29,778,503)
Cash flows from financing activities:
Proceeds from bank loan
Net proceeds received from issuance of shares of common stock and ESOP expense	28,719,340
Proceeds from loan	3,499,149
Repayments of borrowed funds	(3,041)
Net cash provided by (used in) financing activities	32,215,448
Net increase in cash and cash equivalents	1,591,979
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of period	$1,591,979
Supplemental information:
Federal income tax paid	$—
Interest paid	65,276

~  98  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2017 and 2016

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2017
Commercial Business	$4,592	$51,074	$26,556	$327	$44,213
Total	$4,592	$51,074	$26,556	$327	$44,213
December 31, 2016
Commercial Business	$4,163	$52,817	$24,778	$110	$42,611
Total	$4,163	$52,817	$24,778	$110	$42,611

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2017
Commercial Business	$2,632	$29,010	$7,561	$10,527	$45,987
Total	$2,632	$29,010	$7,561	$10,527	$45,987
December 31, 2016
Commercial Business	$1,968	$24,345	$7,125	$9,414	$43,227
Total	$1,968	$24,345	$7,125	$9,414	$43,227

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  99  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2017 and 2016

(In thousands)		Ceded to	Assumed From		Percentage of
Premiums	Gross	Other	Other		Amount
Earned	Amount	Companies	Companies	Net Amount	Assumed to Net
2017	$51,863	$7,948	$299	$44,214	0.7%
2016	$50,191	$7,898	$318	$42,611	0.7%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  100  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Allowance for Uncollectible Premiums and Other Receivables

Years ended December 31, 2017 and 2016

(In thousands)	2017	2016
Beginning balance	$50	$100
Additions	—	—
Deletion	—	(50)
Ending balance	$50	$50

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  101  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2017 and 2016

	Deferred	Reserve for
	policy	Losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2017	$4,592	$51,074	$—	$26,556	$44,213	$2,632
2016	$4,163	$52,817	$—	$24,778	$42,611	$1,968

				Paid losses
	Losses and settlment			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2017	$29,801	$(791)	$7,561	$(28,668)	$45,987
2016	$25,620	$(1,275)	$7,125	$(25,541)	$43,227

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  102  ~

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2017. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2017.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

~  103  ~

PART III

Items 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 22, 2018, and the information under the following captions is included in such incorporation by reference:  “Directors, Executive Officers and Corporate Governance,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Transactions, and Director Independence,” and “Principal Accounting Fees and Services.”

~  104  ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1-2) See Item 8 for Consolidated Financials Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 101.

(b)	Exhibits. See Exhibit Index on page 101.

(c)	Financial Statement Schedules. See Financial Statement Schedules on pages 93-96.

~  105  ~

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

Signature	Capacity	Date

/s/ Arron K. Sutherland Arron K. Sutherland	President and Chief Executive Officer (Principal Executive Officer)	April 2, 2018

/s/ Joel K. Heriford	Director	April 2, 2018
Joel K. Heriford

Gerald J. Pepping Gerald J. Pepping	Director	April 2, 2018

/s/ Mark J. Schwab Mark J. Schwab	Director	April 2, 2018

/s/ Scott T. Burgess Scott T. Burgess	Director	April 2, 2018

/s/ James R. Dignman James R. Dingman	Director	April 2, 2018

/s/ R. Kevin Clinton	Director	April 2, 2018
R. Kevin Clinton

/s/ John R. Klockau John R. Klockau	Director	April 2, 2018

/s/ Daniel H. Portes Daniel H. Portes	Director	April 2, 2018

/s/ Christine C. Schmitt Christine C. Schmitt	Director	March 29, 2018

/s/ Michael R. Smith Michael R. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018

~  106  ~

EXHIBIT INDEX

Exhibit Number	Description
3.1

Form of Amended and Restated Articles of Incorporation of ICC Holdings, Inc. (incorporated by reference toExhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

3.2

Form of Amended and Restated Bylaws of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.2 toAmendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed onDecember 23, 2016)

10.1	ICC Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’sDefinitive Proxy Statement on Schedule 14A (File No. 001-38046) filed on April 13, 2017).
10.2

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

10.5

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

10.9	Form of Restricted Stock Units Award Agreement (Chief Executive Officer)
10.10	Form of Restricted Stock Units Award Agreement
21.1	Subsidiaries of ICC Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on October 13, 2016)
23.1	Consent of BKD, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  107  ~