Form 10-Q
period 2018-03-31
ICC Holdings, Inc.
filed 2018-05-15
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

_______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of May 9, 2018 was 3,500,000.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2018	2017
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,877,704 at	$90,042,265	$89,605,073
3/31/2018 and $87,773,047 at 12/31/2017)
Common stocks¹ (cost - $13,061,832 at	12,467,829	8,534,109
3/31/2018 and $7,631,180 at 12/31/2017)
Preferred stocks (cost - $66,675 at	65,725	3,867,429
3/31/2018 and $3,783,311 at 12/31/2017)
Other invested assets	139,200	—
Property held for investment, at cost, net of accumulated depreciation of	3,142,229	3,126,566
$150,200 at 3/31/2018 and $50,948 at 12/31/2017
Cash and cash equivalents	1,523,380	6,876,519
Total investments and cash	107,380,628	112,009,696
Accrued investment income	703,801	687,453
Premiums and reinsurance balances receivable, net of allowances for	19,934,301	19,013,262
uncollectible amounts of $50,000 at 3/31/2018 and 12/31/2017
Ceded unearned premiums	494,023	274,972
Reinsurance balances recoverable on unpaid losses and settlement expenses,	9,764,338	10,029,834
net of allowances for uncollectible amounts of $0 at 3/31/2018 and 12/31/2017
Federal income taxes	1,465,640	922,405
Deferred policy acquisition costs, net	4,519,590	4,592,415
Property and equipment, at cost, net of accumulated depreciation of	3,516,809	3,503,904
$4,691,231 at 3/31/2018 and $4,896,042 at 12/31/2017
Other assets	1,283,522	1,301,420
Total assets	$149,062,652	$152,335,361
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,444,103	$51,074,126
Unearned premiums	27,451,191	26,555,582
Reinsurance balances payable	683,077	327,483
Corporate debt	3,491,077	4,339,208
Accrued expenses	2,471,516	4,274,002
Other liabilities	1,214,858	1,663,415
Total liabilities	86,755,822	88,233,816
Equity:
Common stock[2]	35,000	35,000
Additional paid-in capital	32,371,876	32,333,290
Accumulated other comprehensive earnings, net of tax	(340,008)	2,227,069
Retained earnings	33,463,233	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,223,271)	(3,281,220)
Total equity	62,306,830	64,101,545
Total liabilities and equity	$149,062,652	$152,335,361

1At March 31, 2018, common stock securities consist entirely of individual common stocks. At December 31, 2017, common stock consisted of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500.

2Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 - 3,177,672 and 2017 - 3,171,878 shares.

32018  –322,328 shares and 2017 – 328,122 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	March 31,
	2018	2017
Net premiums earned	$11,296,944	$10,838,106
Net investment income	702,884	472,324
Net realized investment gains	1,102,130	444,781
Other income	56,678	84,258
Consolidated revenues	13,158,636	11,839,469
Losses and settlement expenses	7,995,849	6,599,384
Policy acquisition costs and other operating expenses	4,137,351	3,734,652
Interest expense on debt	48,161	52,310
General corporate expenses	136,250	139,215
Total expenses	12,317,611	10,525,561
Earnings before income taxes	841,025	1,313,908
Total income tax expense	165,198	464,864
Net earnings	$675,827	$849,044

Other comprehensive (loss) earnings, net of tax	(2,567,077)	54,481
Comprehensive (loss) earnings	$(1,891,250)	$903,525

Earnings per share:
Basic:
Basic net earnings per share	$0.21	$0.27
Diluted:
Diluted net earnings per share	$0.21	$0.27

Weighted average number of common shares outstanding:
Basic	3,173,807	3,150,000
Diluted	3,174,234	3,150,000

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$675,827	$849,044
Adjustments to reconcile net earnings to net cash
used in operating activities
Net realized investment gains	(1,102,130)	(444,781)
Depreciation	131,273	216,554
Deferred income tax	12,135	333,766
Amortization of bond premium and discount	87,514	59,521
Change in:
Accrued investment income	(16,348)	489
Premiums and reinsurance balances receivable (net)	(921,039)	(16,280)
Ceded unearned premiums	(219,051)	27,676
Reinsurance balances payable	355,594	45,178
Reinsurance balances recoverable	265,496	2,642,373
Deferred policy acquisition costs	72,825	(172,158)
Unpaid losses and settlement expenses	369,977	(2,953,321)
Unearned premiums	895,609	(213,584)
Accrued expenses	(1,802,486)	(2,339,301)
Current federal income tax	127,018	95,379
Other	(430,656)	1,151,454
Net cash used in operating activities	(1,498,442)	(717,991)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(6,227,279)	(3,870,786)
Common stocks, available-for-sale	(13,061,846)	(2,947,068)
Preferred stock, available-for-sale	(140,925)	(125,575)
Other invested assets	(39,200)	—
Property held for investment	(33,703)	(220,148)
Property and equipment	(165,674)	(6,646)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	4,070,941	3,507,897
Common stocks, available-for-sale	8,593,328	1,955,715
Preferred stock, available-for-sale	3,861,722	—
Property and equipment	44,536	365
Net cash used in investing activities	(3,098,100)	(1,706,246)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock and stock-based compensation expense	96,535	29,136,900
Proceeds from loan	—	3,499,149
Repayments of borrowed funds	(848,132)	(2,070,957)
Net cash provided by (used in) financing activities	(751,597)	30,565,092
Net (decrease) increase in cash and cash equivalents	(5,348,139)	28,140,855
Cash and cash equivalents at beginning of year	6,876,519	4,376,847
Cash and cash equivalents at end of period	$1,528,380	$32,517,702
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	80,394	52,186
Non-cash transactions:
Payable for securities purchased	—	3,842,037

See accompanying notes to consolidated financial statements.

~  5  ~

Notes to Unaudited Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group for the period after the completion of the stock conversion and refer to Illinois Casualty Company (ICC) and its subsidiaries for the period prior to the stock conversion. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; ICC, an operating insurance company; and ICC’s two wholly-owned subsidiaries, Beverage Insurance Agency, Inc., an inactive insurance agency; and Estrella Innovative Solutions, Inc., an outsourcing company. ICC is an Illinois domiciled company.

ICC Holdings, Inc. was formed so that it could acquire all of the capital stock of ICC in a mutual-to-stock conversion. The plan of conversion was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million were converted into 165,000 shares of the Company’s common stock. The Company’s offering closed on March 24, 2017, and our Employee Stock Ownership Plan (ESOP) purchased 350,000 of the shares in the offering. On March 28, 2017, the Company’s stock began trading on the NASDAQ Capital Market under the “ICCH” ticker. The Company paid $1.0 million of underwriting fees to Griffin Financial Group, LLC. Proceeds received from the offering, net of offering costs and underwriting fees, was $28.7 million.

Prior to the conversion on March 24, 2017, ICC Holdings, Inc. did not engage in any operations. Since the conversion, ICC Holdings, Inc’s primary assets are the outstanding equity of ICC and ICC Realty, LLC and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual to stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio, and Wisconsin and markets through independent agents. Approximately 33.3% and 35.9% of the premium is written in Illinois for the three months ended March  31, 2018 and 2017, respectively. ICC sold all of its real estate holdings held by ICC Realty, LLC to its parent, ICC Holdings, Inc.; via the sale of all of the outstanding equity of ICC Realty, LLC to ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March  31, 2018, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported significant accounting policies in the 2017 10-K. The following are new or revised disclosures.

STOCK-BASED COMPENSATION

We have compensation plans under which stock-based awards may be granted to our employees as described in Note 8 – Employee Benefits. The Company recognizes the fair value of stock-based compensation ratably during each year through a

~  6  ~

charge to compensation expense and a corresponding entry to equity based on vesting criteria and other pertinent terms of the awards. Stock-based awards are accounted for as equity awards in instances where the awards’ vesting are linked to market, performance, or service condition. The Company granted Restricted Stock Units (RSUs) for the first time in February of 2018. Upon vesting of any outstanding RSUs, the Company has the option to elect to pay cash or part cash and part Common Stock in lieu of delivering on shares of Common Stock for vested units. The Company’s intention is to settle vested units in Common Stock, and therefore the RSUs are accounted for as equity awards. Equity awards to employees are generally expensed based on the grant date fair value.

EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The denominator for basic and diluted EPS includes ESOP shares committed to be released. Dilutive earnings per share includes the effect of all potentially dilutive instruments, such as restricted stock units (RSUs), outstanding during the period.

D.     PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2017 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies at a later date in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2018 and 2017, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2018	2017
Automobiles	$550,736	$794,959
Furniture and fixtures	426,852	425,825
Computer equipment and software	3,446,480	3,404,975
Home office	3,783,972	3,774,187
Total cost	8,208,040	8,399,946
Accumulated depreciation	(4,691,231)	(4,896,042)
Net property and equipment	$3,516,809	$3,503,904

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains and losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate.

~  7  ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(2,147,336)	$450,942	$(1,696,394)	$527,327	$(179,291)	$348,036
Reclassification adjustment for (gains) losses included in net earnings	(1,102,130)	231,447	(870,683)	(444,781)	151,226	(293,555)
Total other comprehensive (loss) earnings	$(3,249,466)	$682,389	$(2,567,077)	$82,546	$(28,065)	$54,481

The following table provides the reclassifications out of accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2018	2017	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$(1,102,130)	$(444,781)	Net realized investment gains
	231,447	151,226	Income tax expense
Total reclassification adjustment, net of tax	$(870,683)	$(293,555)

2.     INVESTMENTS

The Company’s investments are primarily composed of fixed income debt securities and common and preferred stock equity securities. All of the Company’s fixed maturity debt and equity investments are presented as available-for-sale (AFS), which are carried at fair value. When available, quoted market prices are obtained to determine fair value for the Company’s investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. The Company has no investment securities for which fair value is determined using Level 3 inputs as defined in Note 3 – Fair Value Disclosures. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting.

Fixed Income Securities - Available-for-Sale

The following is a summary of the proceeds from sales, maturities, and calls of available-for-sale securities and the related gross realized gains and losses for the three-months ended March  31, 2018 and 2017.

	For the Three-Months Ended March 31,
				Net realized
	Proceeds	Gains	Losses	gain
2018
Fixed maturity securities	$4,070,941	$48,118	$(13,031)	$35,087
Common stocks	8,593,328	1,086,389	(24,254)	1,062,135
Preferred stocks	3,861,722	86,862	(81,954)	4,908
2017
Fixed maturity securities	$3,507,897	$29,328	$(18)	$29,310
Common stocks	1,955,715	415,471	—	415,471
Preferred stocks	—	—	—	—

~  8  ~

The amortized cost and estimated fair value of fixed income securities at March 31, 2018, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,061,657	$1,061,993
Due after one year through five years	23,542,852	23,690,082
Due after five years through 10 years	11,577,116	11,742,908
Due after 10 years	18,429,974	18,767,338
Asset and mortgage backed securities without a specific due date	35,266,105	34,779,944
Total fixed maturity securities	$89,877,704	$90,042,265

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in fixed income and equity securities as of March  31, 2018 and December 31, 2017:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. treasury	$1,347,174	$1,324,026	$—	$(23,148)
MBS/ABS/CMBS	35,266,105	34,779,944	76,938	(563,099)
Corporate	31,493,585	31,717,913	518,918	(294,590)
Municipal	21,770,840	22,220,382	523,709	(74,167)
Total fixed maturity securities	89,877,704	90,042,265	1,119,565	(955,004)
Equity securities:
Common stocks	13,061,832	12,467,829	210,297	(804,300)
Preferred stocks	66,675	65,725	—	(950)
Total equity securities	13,128,507	12,533,554	210,297	(805,250)
Total AFS securities	$103,006,211	$102,575,819	$1,329,862	$(1,760,254)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,346,712	$1,333,725	$—	$(12,987)
MBS/ABS/CMBS	31,584,141	31,518,662	158,944	(224,423)
Corporate	31,038,526	31,989,174	1,001,906	(51,258)
Municipal	23,803,668	24,763,512	976,872	(17,028)
Total fixed maturity securities	87,773,047	89,605,073	2,137,722	(305,696)
Equity securities:
Common stocks	7,631,180	8,534,109	920,629	(17,700)
Preferred stocks	3,783,311	3,867,429	132,054	(47,936)
Total equity securities	11,414,491	12,401,538	1,052,683	(65,636)
Total AFS securities	$99,187,538	$102,006,611	$3,190,405	$(371,332)

All of the Company’s collaterized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $12,972,672 and $13,517,725 and commercial mortgage backed securities of $9,303,457 and $8,469,852 at March  31, 2018 and December 31, 2017, respectively.

~  9  ~

ANALYSIS

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of March  31, 2018, and December 31, 2017. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2018			December 31, 2017
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$1,031,187	$292,839	$1,324,026	$1,038,297	$295,428	$1,333,725
Cost or Amortized cost	1,046,989	300,185	1,347,174	1,046,508	300,204	1,346,712
Unrealized Loss	(15,802)	(7,346)	(23,148)	(8,211)	(4,776)	(12,987)

MBS/ABS/CMBS
Fair value	14,678,987	7,002,941	21,681,928	9,754,119	7,445,071	17,199,190
Cost or Amortized cost	14,899,042	7,345,985	22,245,027	9,778,528	7,645,085	17,423,613
Unrealized Loss	(220,055)	(343,044)	(563,099)	(24,409)	(200,014)	(224,423)

Corporate
Fair value	14,186,545	1,257,693	15,444,238	5,583,942	2,023,856	7,607,798
Cost or Amortized cost	14,439,695	1,299,133	15,738,828	5,610,093	2,048,963	7,659,056
Unrealized Loss	(253,150)	(41,440)	(294,590)	(26,151)	(25,107)	(51,258)

Municipal
Fair value	4,515,983	844,120	5,360,103	478,019	1,171,520	1,649,539
Cost or Amortized cost	4,554,901	879,369	5,434,270	479,904	1,186,663	1,666,567
Unrealized Loss	(38,918)	(35,249)	(74,167)	(1,885)	(15,143)	(17,028)

Subtotal, fixed income
Fair value	34,412,702	9,397,593	43,810,295	16,854,377	10,935,875	27,790,252
Cost or Amortized cost	34,940,627	9,824,672	44,765,299	16,915,033	11,180,915	28,095,948
Unrealized Loss	(527,925)	(427,079)	(955,004)	(60,656)	(245,040)	(305,696)

Common Stock
Fair value	8,992,040	—	8,992,040	637,100	—	637,100
Cost or Amortized cost	9,796,340	—	9,796,340	654,800	—	654,800
Unrealized Loss	(804,300)	—	(804,300)	(17,700)	—	(17,700)

Preferred Stock
Fair value	65,725	—	65,725	842,530	520,710	1,363,240
Cost or Amortized cost	66,675	—	66,675	870,755	540,421	1,411,176
Unrealized Loss	(950)	—	(950)	(28,225)	(19,711)	(47,936)

Total
Fair value	43,470,467	9,397,593	52,868,060	18,334,007	11,456,585	29,790,592
Cost or amortized cost	44,803,642	9,824,672	54,628,314	18,440,588	11,721,336	30,161,924
Unrealized Loss	$(1,333,175)	$(427,079)	$(1,760,254)	$(106,581)	$(264,751)	$(371,332)

As of March 31, 2018, the Company held 204 common stock and preferred stock securities in an unrealized loss position. Of these 204 securities, none have been in an unrealized loss position for 12 consecutive months or longer. As of December 31, 2017, the Company held 13 equity securities that were in unrealized loss positions. Of these 13 securities, five were in an unrealized loss position for 12 consecutive months or longer and represented $19,711 in unrealized losses.

The fixed income portfolio contained 110 securities in an unrealized loss position as of March  31,  2018. Of these 110 securities, 26 have been in an unrealized loss position for 12 consecutive months or longer and represent $427,079 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the

~  10  ~

credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in other comprehensive earnings in the periods presented. The securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

Other Invested Assets

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018 . Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, its carrying amount approximates fair value. As of March 31, 2018, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three month period ending March 31, 2018, there were no outstanding borrowings with the FHLBC.

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

~  11  ~

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

Assets measured at fair value on a recurring basis as of March  31, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,324,026	$—	$—	$1,324,026
MBS/ABS/CMBS	—	34,779,944	—	34,779,944
Corporate	—	31,717,913	—	31,717,913
Municipal	—	22,220,382	—	22,220,382
Total fixed maturity securities	1,324,026	88,718,239	—	90,042,265
Equity securities
Common stocks	12,467,829	—	—	12,467,829
Preferred stocks	—	65,725	—	65,725
Total equity securities	12,467,829	65,725	—	12,533,554
Total AFS securities	$13,791,855	$88,783,964	$—	$102,575,819

Assets measured at fair value on a recurring basis as of December 31, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,333,725	$—	$—	$1,333,725
MBS/ABS/CMBS	—	31,518,662	—	31,518,662
Corporate	—	31,989,174	—	31,989,174
Municipal	—	24,763,512	—	24,763,512
Total fixed maturity securities	1,333,725	88,271,348	—	89,605,073
Equity securities
Common stocks	8,534,109	—	—	8,534,109
Preferred stocks	—	3,867,429	—	3,867,429
Total equity securities	8,534,109	3,867,429	—	12,401,538
Total AFS securities	$9,867,834	$92,138,777	$—	$102,006,611

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March  31, 2018, and December 31, 2017. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the three-month periods ended March  31, 2018 and 2017.

~  12  ~

4.     DEBT

As of March  31, 2018 and December 31, 2017, outstanding debt balances totaled $3,491,077 and $4,339,208, respectively. The average rate on remaining debt was 3.7% as of March 31, 2018, compared to 3.9% as of December 31, 2017.

Long-term debt consists of the following as of the periods referenced below:

	March 31,	December 31,
	2018	2017
Capital lease obligation	$—	$805,013
Debt obligation	3,491,077	3,534,195
Total	$3,491,077	$4,339,208

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000,  respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. Lease payments totaled $70,051 and $125,494 for the three months ended March  31, 2018 and 2017, respectively. The outstanding lease obligation was $805,013 at December 31, 2017.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March of 2018. The total balance of the debt agreements at March  31, 2018 and December 31, 2017 was $3,491,077 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 1, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the three months ended March  31, 2018 and no interest paid on the line of credit during the three months ended March 31, 2017. There are no financial covenants governing this agreement.

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

~  13  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2018	2017
WRITTEN
Direct	$14,387,670	$12,588,591
Reinsurance assumed	52,806	39,836
Reinsurance ceded	(2,466,973)	(1,976,230)
Net	$11,973,502	$10,652,197
EARNED
Direct	$13,487,121	$12,792,794
Reinsurance assumed	57,745	49,218
Reinsurance ceded	(2,247,922)	(2,003,906)
Net	$11,296,944	$10,838,106
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$9,545,940	$7,869,502
Reinsurance assumed	36,131	42,432
Reinsurance ceded	(1,586,222)	(1,312,550)
Net	$7,995,849	$6,599,384

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,
(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	6,767	6,893
Prior years	1,229	(294)
Total incurred	7,996	6,599
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,669	1,974
Prior years	5,691	4,936
Total paid	7,360	6,910
Net unpaid losses and settlement expense - end of the period	41,680	40,391
Plus: Reinsurance recoverable on unpaid losses	9,764	9,473
Gross unpaid losses and settlement expense - end of the period	$51,444	$49,864

~  14  ~

7.     INCOME TAXES

The Company’s effective tax rate for the three month period ended March  31, 2018, was 19.6%, compared to 35.4% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Tax Cuts and Jobs Act of 2017 (the Tax Act) lowered the federal corporate tax rate to 21 percent effective January 1, 2018. Income tax expense for the three-month periods ended March  31, 2018 and 2017, differed from the amounts computed by applying the U.S. federal tax rate of 21%  and 34%, respectively, to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	March 31,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$176,615	$446,729
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,951)	(9,104)
Tax-exempt interest income	(36,323)	(40,338)
15% proration of tax exempt interest and dividends received deduction	11,079	7,416
Officer life insurance, net	3,229	5,003
Nondeductible expenses	14,423	8,811
Prior year true-up and other	5,126	46,347
Total	$165,198	$464,864

The Company had historically recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. As a result, the Company revalued deferred tax items as of December 31, 2017 to reflect the lower rate. Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, management believes that when these deferred items reverse in future years, taxable income will be taxed at an effective rate of 21%.

As of March  31, 2018 and December 31, 2017, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2014 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the three months ended March 31, 2018 and 2017, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March  31, 2018, we recognized compensation expense of $95,241 related to 5,795 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2018. Of the 5,795 shares committed to be released, 1,996 shares were committed on March 31, 2018 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2018. For the three months ended March 31, 2017, we recognized compensation expense of $22,111 related to 1,433 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2017. The commitment to release these shares was recognized on March 31, 2017 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2017.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of March 31, 2018, 11,700 RSUs have been granted at a fair market value of $15.10. We recognized $6,292 of expense on these units in the first quarter of 2018. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $170,338, which will be recognized over the remainder of the three-year vesting period.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $3,180 and $2,470 as of March  31, 2018 and 2017, respectively, related to his services to the Company.

Mr. Kevin Clinton is a director of the Company and owns more than 10% of the Company’s outstanding shares of common stock. Mr. Clinton was paid $0 and $420 as of March 31, 2018 and 2017, respectively for travel reimbursement costs.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $566, and $841 as of March  31, 2018 and 2017, respectively. Griffin was paid $0 and $893,240 as of March  31, 2018 and 2017, respectively.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $42,796 and $0 as of March  31, 2018 and 2017, respectively.

10.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2017 Annual Report on Form 10-K and those listed below:

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

~  17  ~

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

For the three months ended March  31, 2018, we had direct written premium of $14,388,000, net premiums earned of $11,297,000, and net income of $676,000. For the three months ended March 31, 2017, we had direct premiums written of $12,589,000, net premiums earned of $10,838,000, and net income of $849,000. At March  31, 2018, we had total assets of $149,063,000 and equity of $62,307,000. At December 31, 2017, we had total assets of $152,335,000 and equity of $64,101,000.

We are an “emerging growth company” as defined in the JOBS Act and take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved.

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

~  18  ~

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of investment securities is managed by two independent third parties and managers specializing in the insurance industry.

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

~  19  ~

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

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

~  20  ~

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	March 31,
(In thousands)	2018	2017
Revenues
Total premiums earned	$11,297	$10,838
Investment income, net of investment expense	703	472
Realized investment gains, net	1,102	445
Other income	57	84
Total revenues	$13,159	$11,839
Summarized components of net earnings
Underwriting (loss) income¹	$(836)	$504
Investment income, net of investment expense	703	472
Realized investment gains, net	1,102	445
Other income	57	84
General corporate expenses	137	139
Interest expense	48	52
Earnings, before income taxes	841	1,314
Income tax expense	165	465
Net earnings	$676	$849
Total other comprehensive (loss) earnings	(2,567)	54
Comprehensive (loss) earnings	$(1,891)	$903

1Calculated by subtracting the sum of loss and settlement expenses (2018 -$7,996 and 2017 -$6,599) and policy and acquisition costs and other operating expenses (2018 - $4,137 and 2017 - $3,735) from net premiums earned (2018 -$11,297 and 2017 - $10,838).

	For the three months ended March 31,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	70.78%	60.89%
Expense ratio[2]	36.63%	34.46%
Combined ratio[3]	107.41%	95.35%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended March 31, 2018 and 2017:

Premiums

Direct premiums written grew by $1,799,000, or 14.3%, to $14,388,000 for the three months ended March 31, 2018 from $12,589,000 for the same period of 2017. Net written premium grew by $1,321,000, or 12.4%, to $11,974,000 for the three months ended March  31, 2018 from $10,653,000 for the same period in 2017. Net premiums earned grew by $459,000, or 4.2%, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to increased organic growth including the impact of recent geographical expansion efforts.

For the three months ended March 31, 2018, we ceded to reinsurers $2,248,000 of earned premiums, compared to $2,004,000 of earned premiums for the three months ended March 31, 2017. Ceded earned premiums as a percent of direct premiums written was 15.6% in the three months ended March 31, 2018, and 15.9% in the three months ended March 31, 2017.

~  21  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $27,000 or 32.1% during the three months ended March 31, 2018 as compared to the same period of 2017 primarily as a result of a decline in premium fees recognized in the period.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Three-Months Ended
	March 31,
(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	6,767	6,893
Prior years	1,229	(294)
Total incurred	7,996	6,599
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,669	1,974
Prior years	5,691	4,936
Total paid	7,360	6,910
Net unpaid losses and settlement expense - end of the period	41,680	40,391
Plus: Reinsurance recoverable on unpaid losses	9,764	9,473
Gross unpaid losses and settlement expense - end of the period	$51,444	$49,864

Net unpaid losses and settlement expense increased $1,289,000, or 3.2%, in the three months ended March 31, 2018 as compared to the same period in 2017. For the three months ended March 31, 2018 and 2017, we experienced unfavorable development of $1,229,000 and favorable development of $294,000, respectively. The increase in unfavorable development was primarily driven by the workers compensation and property lines of business.

Losses and Settlement Expenses

Losses and settlement expenses increased by $1,397,000, or 21.2%, to $7,996,000 for the three months ended March 31, 2018, from $6,599,000 for the same period in 2017. The increase in losses and settlement expenses for the three months ended March 31, 2018 is primarily due to an increase in the severity of workers compensation claims compared to the same period in 2017.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $402,000, or 10.8%. The increase in policy acquisition costs and other operating expenses during the three months ended March 31, 2018 is primarily driven by increases in other operating expenses. This is due to additional costs associated with operating as a public company for the entire three months ended March 31, 2018 compared with a minimal amount of operating expense recognized during the same period of 2017 due to the IPO transaction closing at the end of March 2017, as well as an increase in health insurance expense.

~  22  ~

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 217 basis points from 34.46% to 36.63% for the three months ended March 31, 2018 as compared to 2017.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $2,000, or 1.4%, in the three months ended March 31, 2018 as compared to the same period in 2017.

Investment Income

Net investment income increased by $231,000, or 48.9%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily from increases in available for sale securities. Average cash and invested assets during the three months ended March 31, 2018 was $109,695,000 compared to $97,461,000 during the same period in 2017, an increase of $12,234,000, or 12.6%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense decreased to $48,000 for the three months ended March 31, 2018 from $52,000 for the same period during 2017. This 7.7% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions, prepaying debt agreements entered into during 2016, as well as the elimination of surplus notes through conversion and redemptions in March 2017. The decrease in interest expense resulting from the early reduction of corporate debt was partially offset by an increase in interest expense on a debt agreement entered into in March 2017. See Financial Position – Leasehold Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $165,000 and $465,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease in income tax expense in 2018 relates to both lower levels of pretax earnings and effective tax rates for the three months ended March 31, 2018 compared to the same period in 2017. Our effective tax rate for the three months ended March 31, 2018 was 19.6%, compared to 35.4% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to the decrease in the statutory rate as a result of the Tax Act.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  23  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	March 31,	December 31,
(In thousands)	2018	2017
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,878 at 3/31/2018	$90,042	$89,605
and $87,773 at 12/31/2017)
Common Stocks (cost - $13,062 at 3/31/2018 and $7,631 at 12/31/2017)	12,468	8,534
Preferred Stocks (cost - $067 at 3/31/2018 and $3,783 at 12/31/2017)	66	3,867
Other invested assets	139	—
Property held for investment, at cost, net of accumulated depreciation of	3,142	3,127
$150 at 3/31/2018 and $51 at 12/31/2017
Cash and cash equivalents	1,523	6,877
Total investments and cash	107,380	112,010
Accrued investment income	704	687
Premiums and reinsurance balances receivable, net of allowances for	19,934	19,014
uncollectible amounts of $50 at 3/31/2018 and 12/31/2017
Ceded unearned premiums	494	275
Reinsurance balances recoverable on unpaid losses and settlement	9,764	10,030
expenses, net of allowances for uncollectible amounts of
$0 at 3/31/2018 and 12/31/2017
Current federal income taxes	446	573
Net deferred federal income taxes	1,020	349
Deferred policy acquisition costs, net	4,520	4,592
Property and equipment, at cost, net of accumulated depreciation of	3,517	3,504
$4,691 at 3/31/2018 and $4,896 at 12/31/2017
Other assets	1,284	1,301
Total assets	$149,063	$152,335

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,444	$51,074
Unearned premiums	27,451	26,556
Reinsurance balances payable	683	327
Corporate debt	3,491	4,339
Accrued expenses	2,472	4,274
Other liabilities	1,215	1,664
Total liabilities	86,756	88,234

Equity:
Common stock[1]	35	35
Additional paid-in capital	32,372	32,333
Accumulated other comprehensive earnings, net of tax	(340)	2,227
Retained earnings	33,463	32,787
Less: Unearned ESOP shares at cost (3/31/18 - 322,328 shares and 12/31/17 - 328,122 shares)	(3,223)	(3,281)
Total equity	62,307	64,101
Total liabilities and equity	$149,063	$152,335

1 Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 - 3,177,672 and 2017 - 3,171,878 shares.

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

~  24  ~

	As of March 31,	As of December 31,
(In thousands)	2018	2017
Case reserves	$21,040	$19,997
IBNR reserves	20,640	21,047
Net unpaid losses and settlement expense	41,680	41,044
Reinsurance recoverable on unpaid loss and settlement expense	9,764	10,030
Reserves for unpaid loss and settlement expense	$51,444	$51,074

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2018 and December 31, 2017.

As of March 31, 2018

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$15,436	$15,235	$30,671
Property	2,596	4,200	6,796
Other	3,008	1,205	4,213
Total net reserves	21,040	20,640	41,680
Reinsurance recoverables	5,249	4,515	9,764
Gross reserves	$26,289	$25,155	$51,444

As of December 31, 2017

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$14,763	$15,384	$30,147
Property	1,789	4,303	6,092
Other	3,445	1,360	4,805
Total net reserves	19,997	21,047	41,044	$36,295	$41,383
Reinsurance recoverables	5,403	4,627	10,030	9,314	12,361
Gross reserves	$25,400	$25,674	$51,074	$45,609	$53,744

~  25  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2018 and 2017, we experienced unfavorable development of $1,229,000 and favorable development of $294,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2017 at $41,044,000. As of March 31, 2018, that reserve was re-estimated at $42,273,000, which is $1,229,000, or 3.0%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.2)% to 7.0%. As shown in the table below, since 2013 the variance in our originally estimated accident year loss reserves has ranged from (10.1%) deficient to 12.6% redundant as of March 31, 2018.

~  26  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2013	2014	2015	2016	2017
As originally estimated	$22,064	$22,267	$24,293	$25,619	$29,801
As estimated at March 31, 2018	22,351	24,513	21,231	23,489	30,517
Net cumulative redundancy (deficiency)	$(287)	$(2,246)	$3,062	$2,130	$(716)
% redundancy (deficiency)	(1.3)%	(10.1)%	12.6%	8.3%	(2.4)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2017
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,295	4.9%
Recorded	41,044	0.0%
High End	41,383	-0.3%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of December 31, 2017, the loss and settlement expense reserves would increase by $339,000 before taxes. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2017 by $224,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range, the net loss and settlement expense reserves at December 31, 2017 would be reduced by $4.7 million with corresponding increases in net income and equity of $3.1 million.

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,031	$(16)	$293	$(7)	$1,324	$(23)
MBS/ABS/CMBS	14,679	(220)	7,003	(343)	21,682	(563)
Corporate	14,186	(253)	1,258	(42)	15,444	(295)
Municipal	4,516	(39)	844	(35)	5,360	(74)
Total fixed maturities	34,412	(528)	9,398	(427)	43,810	(955)
Common stocks	8,992	(804)	—	—	8,992	(804)
Preferred stocks	66	(1)	—	—	66	(1)
Total temporarily impaired securities	$43,470	$(1,333)	$9,398	$(427)	$52,868	$(1,760)

~  27  ~

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,038	$(8)	$295	$(5)	$1,333	$(13)
MBS/ABS/CMBS	9,754	(24)	7,445	(200)	17,199	(224)
Corporate	5,584	(26)	2,024	(25)	7,608	(51)
Municipal	478	(2)	1,172	(15)	1,650	(17)
Total fixed maturities	16,854	(60)	10,936	(245)	27,790	(305)
Common stocks	637	(18)	—	—	637	(18)
Preferred stocks	843	(28)	521	(20)	1,364	(48)
Total temporarily impaired securities	$18,334	$(106)	$11,457	$(265)	$29,791	$(371)

The unrealized losses as of March 31, 2018 and December 31, 2017 were primarily related to increases in interest rates. The unrealized losses as of March 31, 2018 also reflect declines in the equity markets generally during the first quarter of 2018. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the three months ended March 31, 2018 and 2017, the Company did not take an impairment charge on any of its security holdings.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  28  ~

The fair value estimates of our investments provided by the independent pricing service at March 31, 2018 and December 31, 2017, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2018 and 2017 and for the year ended December 31, 2017, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2018 and December 31, 2017, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Deferred acquisition costs	$4,520	$4,592
Unearned premium reserves	27,451	26,556

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

As of March 31, 2018 and December 31, 2017, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2014 through 2016 are open for examination. The tax return related to the year ended December 31, 2017 has not yet been filed.

Other Assets

As of March 31, 2018 and December 31, 2017 other assets totaled $1,284,000 and $1,301,000, respectively.

Outstanding Debt

As of March  31, 2018 and December 31, 2017, outstanding debt balances totaled $3,491,077 and $4,339,208, respectively. The average rate on remaining debt was 3.7% as of March 31, 2018, compared to 3.9% as of December 31, 2017. The debt balance as of March 31, 2018 is comprised of debt obligations and our revolving line of credit. The debt balance as of December 31, 2017 was comprised of leasehold obligations, debt obligations, and our revolving line of credit.

~  29  ~

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which were leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and $923,766 as of March 31, 2018 and December 31, 2017, respectively. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. Lease payments totaled $70,051 and $125,494 for the three months ended March  31, 2018 and 2017, respectively. The outstanding lease obligation was $805,013 at December 31, 2017.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March of 2018. The total balance of the debt agreements at March  31, 2018 and December 31, 2017 was $3,491,077 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 1, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the three months ended March  31, 2018 and no interest paid on the line of credit during the three months ended March 31, 2017. There are no financial covenants governing this agreement.

ESOP

In connection with the offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC will make annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock options are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018. The RSUs vest 1/3 over three years from the date of grant.  See Note 8 – Employee Benefits  of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2017 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash flows from financing activities during the three months ended March 31, 2018 compared to the same period in 2017 relates to the 2017 initial public offering and changes in debt and shares outstanding which occurred during the first quarter of 2017.

~  30  ~

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$(1,498)	$(718)
Net cash used in investing activities	(3,098)	(1,706)
Net cash provided by (used in) financing activities	(752)	30,565
Net increase (decrease) in cash and cash equivalents	$(5,348)	$28,141

 ICC Holdings, Inc.’s principal source of liquidity will be dividend payments and other fees received from ICC and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

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

Additionally, our insurance company, ICC, became a member of the FHLBC in February 2018. Membership in the Federal Home Loan Bank System provides ICC access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month period ended March 31, 2018, there were no outstanding borrowing amounts with the FHLBC.

The following table summarizes, as of March 31, 2018, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$51,444	$22,025	$21,022	$5,677	$2,720
Debt obligations	4,006	104	277	3,625	—
Operating lease obligations	111	111	—	—	—
Total	$55,561	$22,240	$21,299	$9,302	$2,720

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

~  31  ~

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

The average maturity of the debt securities in our investment portfolio at March 31, 2018, was 6.9 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	As of March 31, 2018
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,401)	$82,641
100 basis point increase	(3,791)	86,251
No change	—	90,042
100 basis point decrease	3,800	93,842
200 basis point decrease	7,500	97,542

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

~  32  ~

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

There were no material changes to report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plan

In September 2017, our Board of Directors approved a $3.0 million share repurchase program with no expiration date.  The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions.  The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.  No assurance can be given that any particular amount of common stock will be repurchased.  All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases made under this share repurchase authorization as of March 31, 2018.

~  33  ~

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  34  ~

Item 6. Exhibits

Exhibit Number	Description
3.1

Form of Amended and Restated Articles of Incorporation of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

3.2

Form of Amended and Restated Bylaws of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

10.1

Form of Restricted Stock Units Award Agreement (Chief Executive Officer) (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38046) filed on April 2, 2018)

10.2

Form of Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38046) filed on April 2, 2018)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  35  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2018.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  36  ~