Form 10-Q
period 2018-06-30
ICC Holdings, Inc.
filed 2018-08-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of August  9, 2018 was 3,500,000.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,975,510 at	$89,694,843	$89,605,073
6/30/2018 and $87,773,047 at 12/31/2017)
Common stocks¹ (cost - $13,100,640 at	12,907,136	8,534,109
6/30/2018 and $7,631,180 at 12/31/2017)
Preferred stocks (cost - $66,675 at	65,650	3,867,429
6/30/2018 and $3,783,311 at 12/31/2017)
Other invested assets	139,200	—
Property held for investment, at cost, net of accumulated depreciation of	3,112,608	3,126,566
$172,791 at 6/30/2018 and $50,948 at 12/31/2017
Cash and cash equivalents	4,055,577	6,876,519
Total investments and cash	109,975,014	112,009,696
Accrued investment income	668,230	687,453
Premiums and reinsurance balances receivable, net of allowances for	21,433,743	19,013,262
uncollectible amounts of $50,000 at 6/30/2018 and 12/31/2017
Ceded unearned premiums	685,736	274,972
Reinsurance balances recoverable on unpaid losses and settlement expenses,	8,287,587	10,029,834
net of allowances for uncollectible amounts of $0 at 6/30/2018 and 12/31/2017
Federal income taxes	1,492,828	922,405
Deferred policy acquisition costs, net	5,090,527	4,592,415
Property and equipment, at cost, net of accumulated depreciation of	3,474,335	3,503,904
$4,815,812 at 6/30/2018 and $4,896,042 at 12/31/2017
Other assets	1,289,712	1,301,420
Total assets	$152,397,712	$152,335,361
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,387,881	$51,074,126
Unearned premiums	29,298,437	26,555,582
Reinsurance balances payable	943,686	327,483
Corporate debt	3,489,056	4,339,208
Accrued expenses	2,940,084	4,274,002
Other liabilities	1,922,410	1,663,415
Total liabilities	89,981,554	88,233,816
Equity:
Common stock[2]	35,000	35,000
Additional paid-in capital	32,418,807	32,333,290
Accumulated other comprehensive (loss) earnings, net of tax	(375,404)	2,227,069
Retained earnings	33,502,434	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,164,679)	(3,281,220)
Total equity	62,416,158	64,101,545
Total liabilities and equity	$152,397,712	$152,335,361

1At June 30, 2018, common stock securities consist entirely of individual common stocks. At December 31, 2017, common stock consisted of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500.

2Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 - 3,183,532 and 2017 - 3,171,878 shares.

32018  –316,468 shares and 2017 – 328,122 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2018	2017
Net premiums earned	$11,485,071	$10,710,758
Net investment income	685,492	688,963
Net realized investment losses	(29,930)	(3)
Other-than-temporary impairment losses	—	(57,316)
Other (loss) income	(507)	64,722
Consolidated revenues	12,140,126	11,407,124
Losses and settlement expenses	7,790,587	6,864,258
Policy acquisition costs and other operating expenses	4,160,071	4,720,298
Interest expense on debt	27,621	57,229
General corporate expenses	133,806	128,905
Total expenses	12,112,085	11,770,690
Earnings (loss) before income taxes	28,041	(363,566)
Total income tax benefit	(11,159)	(128,443)
Net earnings (loss)	$39,200	$(235,123)

Other comprehensive (loss) earnings, net of tax	(35,396)	542,427
Comprehensive earnings	$3,804	$307,304

Earnings (loss) per share:
Basic:
Basic net earnings (loss) per share	$0.01	$(0.07)
Diluted:
Diluted net earnings (loss) per share	$0.01	$(0.07)

Weighted average number of common shares outstanding:
Basic	3,179,669	3,153,876
Diluted	3,180,679	3,153,876

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2018	2017
Net premiums earned	$22,782,015	$21,548,864
Net investment income	1,388,376	1,161,287
Net realized investment gains	1,072,200	444,778
Other-than-temporary impairment losses	—	(57,316)
Other income	56,171	148,980
Consolidated revenues	25,298,762	23,246,593
Losses and settlement expenses	15,786,436	13,463,642
Policy acquisition costs and other operating expenses	8,297,422	8,454,950
Interest expense on debt	75,782	109,539
General corporate expenses	270,056	268,120
Total expenses	24,429,696	22,296,251
Earnings before income taxes	869,066	950,342
Total income tax expense	154,039	336,421
Net earnings	$715,027	$613,921

Other comprehensive (loss) earnings, net of tax	(2,602,473)	596,908
Comprehensive (loss) earnings	$(1,887,446)	$1,210,829

Earnings per share:
Basic:
Basic net earnings per share	$0.23	$0.19
Diluted:
Diluted net earnings per share	$0.23	$0.19

Weighted average number of common shares outstanding:
Basic	3,174,324	3,151,946
Diluted	3,175,334	3,151,946

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$715,027	$613,921
Adjustments to reconcile net earnings to net cash
used in operating activities
Net realized investment gains	(1,072,200)	(444,778)
Other-than-temporary impairment losses	—	57,316
Depreciation	310,857	428,161
Deferred income tax	(35,427)	190,257
Amortization of bond premium and discount	158,743	135,265
Stock-based compensation expense	202,058	—
Change in:
Accrued investment income	19,223	(122,970)
Premiums and reinsurance balances receivable, (net)	(2,420,481)	(361,761)
Ceded unearned premiums	(410,764)	(25,457)
Reinsurance balances payable	616,203	20,431
Reinsurance balances recoverable	1,742,247	2,364,744
Deferred policy acquisition costs	(498,112)	(139,961)
Unpaid losses and settlement expenses	313,755	(3,125,882)
Unearned premiums	2,742,855	1,022,675
Accrued expenses	(1,333,918)	(1,645,086)
Current federal income tax	156,800	(483,608)
Other	270,703	102,915
Net cash provided by (used in) operating activities	1,477,569	(1,413,818)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(9,003,061)	(22,821,724)
Common stocks, available-for-sale	(13,363,215)	(5,216,872)
Preferred stocks, available-for-sale	(140,925)	(638,922)
Other invested assets	(39,200)	—
Property held for investment	(31,673)	(677,714)
Property and equipment	(300,484)	(333,887)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	6,669,276	4,414,597
Common stocks, available-for-sale	8,834,375	1,955,715
Preferred stocks, available-for-sale	3,861,722	—
Property and equipment	64,826	967
Net cash used in investing activities	(3,448,359)	(23,317,840)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	29,253,588
Proceeds from loans	—	3,499,149
Repayments of borrowed funds	(850,152)	(2,294,961)
Net cash (used in) provided by financing activities	(850,152)	30,457,776
Net (decrease) increase in cash and cash equivalents	(2,820,942)	5,726,118
Cash and cash equivalents at beginning of year	6,876,519	4,376,847
Cash and cash equivalents at end of period	$4,055,577	$10,102,965
Supplemental information:
Federal income tax paid	$—	$600,000
Interest paid	108,336	109,451

See accompanying notes to consolidated financial statements.

~  6  ~

Notes to Unaudited Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group for the period after the completion of the stock conversion and refer to Illinois Casualty Company (ICC) and its subsidiaries for the period prior to the stock conversion. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., an inactive insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; and ICC, an operating insurance company. ICC is an Illinois domiciled company.

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

Prior to the conversion on March 24, 2017, ICC Holdings, Inc. did not engage in any operations. Since the conversion, ICC Holdings, Inc’s primary assets are the outstanding equity of ICC,  ICC Realty, LLC, Estrella Innovative Solutions, Inc., Beverage Insurance Agency, Inc., and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual-to-stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio, and Wisconsin and markets through independent agents. Approximately 28.8% and 36.5% of the premium is written in Illinois for the three months ended June  30, 2018 and 2017, respectively. For the six months ended, June 30, 2018 and 2017, approximately 30.9% and 36.2% of the premium is written in Illinois, respectively.  ICC sold its two wholly-owned subsidiaries, Beverage Insurance Agency, Inc. and Estrella Innovative Solutions, Inc. to ICC Holdings during the second quarter of 2018. ICC sold all of its real estate holdings held by ICC Realty, LLC to its parent, ICC Holdings, Inc.; via the sale of all of the outstanding equity of ICC Realty, LLC to ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June  30, 2018, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported significant accounting policies in the 2017 10-K. The following are new or revised disclosures.

~  7  ~

STOCK-BASED COMPENSATION

We have compensation plans under which stock-based awards may be granted to our employees as described in Note 8 – Employee Benefits. The Company recognizes the fair value of stock-based compensation ratably during each year through a charge to compensation expense and a corresponding entry to equity based on vesting criteria and other pertinent terms of the awards. Stock-based awards are accounted for as equity awards in instances where the awards’ vesting are linked to market, performance, or service condition. The Company granted Restricted Stock Units (RSUs) for the first time in February of 2018. Upon vesting of any outstanding RSUs, the Company has the option to elect to pay cash or part cash and part Common Stock in lieu of delivering on shares of Common Stock for vested units. The Company’s intention is to settle vested units in Common Stock, and therefore the RSUs are accounted for as equity awards. Equity awards to employees are generally expensed based on the grant date fair value.

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

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended June 30, 2018 and 2017, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2018	2017
Automobiles	$567,291	$794,959
Furniture and fixtures	427,453	425,825
Computer equipment and software	3,453,042	3,404,975
Home office	3,842,361	3,774,187
Total cost	8,290,147	8,399,946
Accumulated depreciation	(4,815,812)	(4,896,042)
Net property and equipment	$3,474,335	$3,503,904

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net earnings (loss) plus the change in unrealized gains and losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% and a  34% tax rate for the periods ending June 30, 2018 and 2017, respectively.

~  8  ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(74,733)	$15,692	$(59,041)	$764,541	$(259,944)	$504,597
Reclassification adjustment for (gains) losses included in net earnings	29,930	(6,285)	23,645	57,319	(19,489)	37,830
Total other comprehensive (loss) earnings	$(44,803)	$9,407	$(35,396)	$821,860	$(279,433)	$542,427

	Six-Month Periods Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(2,222,069)	$466,634	$(1,755,435)	$1,291,868	$(439,235)	$852,633
Reclassification adjustment for (gains) losses included in net earnings	(1,072,200)	225,162	(847,038)	(387,462)	131,737	(255,725)
Total other comprehensive (loss) earnings	$(3,294,269)	$691,796	$(2,602,473)	$904,406	$(307,498)	$596,908

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2018	2017	2018	2017	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$29,930	$3	$(1,072,200)	$(444,778)	Net realized invesment losses (gains)
	—	57,316	—	57,316	Other-than-temporary impairment losses
	(6,285)	(19,489)	225,162	131,737	Income tax (benefit) expense
Total reclassification adjustment, net of tax	$23,645	$37,830	$(847,038)	$(255,725)

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

Fixed Income Securities - Available-for-Sale

The following tables are a summary of the proceeds from sales, maturities, and calls of available-for-sale securities and the related gross realized gains and losses.

	For the Three-Months Ended Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain / (Loss)
2018
Fixed maturity securities	$2,598,335	$4,669	$(13,084)	$(8,415)
Common stocks	241,047	16,473	(37,988)	(21,515)
2017
Fixed maturity securities	$906,700	$—	$(3)	$(3)

	For the Six-Months Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain
2018
Fixed maturity securities	$6,669,276	$52,787	$(26,115)	$26,672
Common stocks	8,834,375	1,102,862	(62,242)	1,040,620
Preferred stocks	3,861,722	86,862	(81,954)	4,908
2017
Fixed maturity securities	$4,414,597	$29,328	$(21)	$29,307
Common stocks	1,955,715	415,471	—	415,471

The amortized cost and estimated fair value of fixed income securities at June 30, 2018, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$311,535	$311,420
Due after one year through five years	23,915,785	23,924,513
Due after five years through 10 years	10,685,245	10,767,086
Due after 10 years	18,034,819	18,283,025
Asset and mortgage backed securities without a specific due date	37,028,126	36,408,799
Total fixed maturity securities	$89,975,510	$89,694,843

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  10  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in fixed income and equity securities as of June 30, 2018 and December 31, 2017:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. treasury	$1,347,640	$1,321,469	$—	$(26,171)
MBS/ABS/CMBS	37,028,126	36,408,799	49,487	(668,814)
Corporate	31,210,729	31,157,991	356,164	(408,902)
Municipal	20,389,015	20,806,584	486,377	(68,808)
Total fixed maturity securities	89,975,510	89,694,843	892,028	(1,172,695)
Equity securities:
Common stocks	13,100,640	12,907,136	656,830	(850,334)
Preferred stocks	66,675	65,650	—	(1,025)
Total equity securities	13,167,315	12,972,786	656,830	(851,359)
Total AFS securities	$103,142,825	$102,667,629	$1,548,858	$(2,024,054)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,346,712	$1,333,725	$—	$(12,987)
MBS/ABS/CMBS	31,584,141	31,518,662	158,944	(224,423)
Corporate	31,038,526	31,989,174	1,001,906	(51,258)
Municipal	23,803,668	24,763,512	976,872	(17,028)
Total fixed maturity securities	87,773,047	89,605,073	2,137,722	(305,696)
Equity securities:
Common stocks	7,631,180	8,534,109	920,629	(17,700)
Preferred stocks	3,783,311	3,867,429	132,054	(47,936)
Total equity securities	11,414,491	12,401,538	1,052,683	(65,636)
Total AFS securities	$99,187,538	$102,006,611	$3,190,405	$(371,332)

All of the Company’s collaterized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $14,271,429 and $13,517,725 and commercial mortgage backed securities of $9,177,628 and $8,469,852 at June 30, 2018 and December 31, 2017, respectively.

~  11  ~

ANALYSIS

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of June 30, 2018, and December 31, 2017. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2018			December 31, 2017
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
U.S. treasury
Fair value	$1,029,263	$292,206	$1,321,469	$1,038,297	$295,428	$1,333,725
Cost or amortized cost	1,047,472	300,168	1,347,640	1,046,508	300,204	1,346,712
Unrealized loss	(18,209)	(7,962)	(26,171)	(8,211)	(4,776)	(12,987)

MBS/ABS/CMBS
Fair value	20,073,237	6,708,127	26,781,364	9,754,119	7,445,071	17,199,190
Cost or amortized cost	20,368,837	7,081,341	27,450,178	9,778,528	7,645,085	17,423,613
Unrealized loss	(295,600)	(373,214)	(668,814)	(24,409)	(200,014)	(224,423)

Corporate
Fair value	17,434,719	755,371	18,190,090	5,583,942	2,023,856	7,607,798
Cost or amortized cost	17,799,788	799,204	18,598,992	5,610,093	2,048,963	7,659,056
Unrealized loss	(365,069)	(43,833)	(408,902)	(26,151)	(25,107)	(51,258)

Municipal
Fair value	3,644,260	839,947	4,484,207	478,019	1,171,520	1,649,539
Cost or amortized cost	3,677,077	875,938	4,553,015	479,904	1,186,663	1,666,567
Unrealized loss	(32,817)	(35,991)	(68,808)	(1,885)	(15,143)	(17,028)

Subtotal, fixed income
Fair value	42,181,479	8,595,651	50,777,130	16,854,377	10,935,875	27,790,252
Cost or amortized cost	42,893,174	9,056,651	51,949,825	16,915,033	11,180,915	28,095,948
Unrealized loss	(711,695)	(461,000)	(1,172,695)	(60,656)	(245,040)	(305,696)

Common stock
Fair value	7,254,241	—	7,254,241	637,100	—	637,100
Cost or amortized cost	8,104,575	—	8,104,575	654,800	—	654,800
Unrealized loss	(850,334)	—	(850,334)	(17,700)	—	(17,700)

Preferred stock
Fair value	65,650	—	65,650	842,530	520,710	1,363,240
Cost or amortized cost	66,675	—	66,675	870,755	540,421	1,411,176
Unrealized loss	(1,025)	—	(1,025)	(28,225)	(19,711)	(47,936)

Total
Fair value	49,501,370	8,595,651	58,097,021	18,334,007	11,456,585	29,790,592
Cost or amortized cost	51,064,424	9,056,651	60,121,075	18,440,588	11,721,336	30,161,924
Unrealized loss	$(1,563,054)	$(461,000)	$(2,024,054)	$(106,581)	$(264,751)	$(371,332)

As of June 30, 2018, the Company held 148 common stock and preferred stock securities in an unrealized loss position. Of these 148 securities, none have been in an unrealized loss position for 12 consecutive months or longer. As of December 31, 2017, the Company held 13 equity securities that were in unrealized loss positions. Of these 13 securities, five were in an unrealized loss position for 12 consecutive months or longer and represented $19,711 in unrealized losses.

The fixed income portfolio contained 124 securities in an unrealized loss position as of June 30,  2018. Of these 124 securities, 24 have been in an unrealized loss position for 12 consecutive months or longer and represent $461,000 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the

~  12  ~

credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in net earnings during the first six months ended June 30, 2018. For the six months ended, June 30, 2017, the Company recognized in net earnings $57,316 of other-than-temporary impairment losses on an ETF included in common stock that was impaired during the second quarter of 2017. The securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2018 and December 31, 2017.

Other Invested Assets

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018 . Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, its carrying amount approximates fair value. As of June 30, 2018, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three and six month periods ending June 30, 2018, there were no outstanding borrowings with the FHLBC.

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

~  13  ~

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

Due to the relatively short-term nature of cash, cash equivalents, and the mortgage on the home office, their carrying amounts are reasonable estimates of fair value. Reported in Note 4 – Debt, the surplus notes, capital lease obligations, and other debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value. Cash and cash equivalents are classified as Level 1 of the hierarchy.

Assets measured at fair value on a recurring basis as of June 30, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,321,469	$—	$—	$1,321,469
MBS/ABS/CMBS	—	36,408,799	—	36,408,799
Corporate	—	31,157,991	—	31,157,991
Municipal	—	20,806,584	—	20,806,584
Total fixed maturity securities	1,321,469	88,373,374	—	89,694,843
Equity securities
Common stocks	12,907,136	—	—	12,907,136
Preferred stocks	—	65,650	—	65,650
Total equity securities	12,907,136	65,650	—	12,972,786
Total AFS securities	$14,228,605	$88,439,024	$—	$102,667,629

Assets measured at fair value on a recurring basis as of December 31, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,333,725	$—	$—	$1,333,725
MBS/ABS/CMBS	—	31,518,662	—	31,518,662
Corporate	—	31,989,174	—	31,989,174
Municipal	—	24,763,512	—	24,763,512
Total fixed maturity securities	1,333,725	88,271,348	—	89,605,073
Equity securities
Common stocks	8,534,109	—	—	8,534,109
Preferred stocks	—	3,867,429	—	3,867,429
Total equity securities	8,534,109	3,867,429	—	12,401,538
Total AFS securities	$9,867,834	$92,138,777	$—	$102,006,611

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2018, and December 31, 2017. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the six-month periods ended June 30, 2018 and 2017.

~  14  ~

4.     DEBT

As of June 30, 2018 and December 31, 2017, outstanding debt balances totaled $3,489,056 and $4,339,208, respectively. The average rate on remaining debt was 3.7% as of June 30, 2018, compared to 3.9% as of December 31, 2017.

Long-term debt consists of the following as of the periods referenced below:

	June 30,	December 31,
	2018	2017
Capital lease obligation	$—	$805,013
Debt obligation	3,489,056	3,534,195
Total	$3,489,056	$4,339,208

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000,  respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. Lease payments totaled $0 and $125,494 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, lease payments totaled $70,051 and $250,988, respectively. The outstanding lease obligation was $0 and $805,013 at June 30, 2018 and December 31, 2017, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March of 2018. The total balance of the debt agreements at June 30, 2018 and December 31, 2017 was $3,489,056 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 25, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the six months ended June 30, 2018 and no interest paid on the line of credit during the six months ended June 30, 2017. There are no financial covenants governing this agreement.

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

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $750,000, although certain treaties contain an annual aggregate deductible before reinsurance applies.

~  15  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2018	2017
WRITTEN
Direct	$16,024,661	$13,821,048
Reinsurance assumed	39,681	63,549
Reinsurance ceded	(2,923,738)	(1,990,713)
Net	$13,140,604	$11,893,884
EARNED
Direct	$14,175,677	$12,580,381
Reinsurance assumed	41,420	67,956
Reinsurance ceded	(2,732,026)	(1,937,579)
Net	$11,485,071	$10,710,758
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$9,051,216	$8,583,336
Reinsurance assumed	(1,374)	20,026
Reinsurance ceded	(1,259,255)	(1,739,104)
Net	$7,790,587	$6,864,258

	Six-Month Periods Ended June 30,
	2018	2017
WRITTEN
Direct	$30,412,331	$26,409,639
Reinsurance assumed	92,487	103,385
Reinsurance ceded	(5,390,711)	(3,966,942)
Net	$25,114,107	$22,546,082
EARNED
Direct	$27,662,798	$25,373,175
Reinsurance assumed	99,164	117,174
Reinsurance ceded	(4,979,947)	(3,941,485)
Net	$22,782,015	$21,548,864
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$18,597,156	$16,452,838
Reinsurance assumed	34,757	62,458
Reinsurance ceded	(2,845,477)	(3,051,654)
Net	$15,786,436	$13,463,642

~  16  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Six-Months Ended
	June 30,
(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	14,263	13,804
Prior years	1,523	(340)
Total incurred	15,786	13,464
Deduct: Loss and settlement expense payments for claims incurred:
Current year	3,898	4,727
Prior years	9,832	9,498
Total paid	13,730	14,225
Net unpaid losses and settlement expense - end of the period	43,100	39,941
Plus: Reinsurance recoverable on unpaid losses	8,288	9,750
Gross unpaid losses and settlement expense - end of the period	$51,388	$49,691

7.     INCOME TAXES

The Company’s effective tax rate for the six month period ended June 30, 2018, was 17.7%, compared to 35.4% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Tax Cuts and Jobs Act of 2017 (the Tax Act) lowered the federal corporate tax rate to 21% effective January 1, 2018. We are still analyzing certain aspects of the TCJA and are refining our calculations of existing current and deferred tax amounts. No material changes were made to the tax effects recorded in 2017. Income tax expense for the three and six-month periods ended June 30, 2018 and 2017, differed from the amounts computed by applying the U.S. federal tax rate of 21%  and 34%, respectively, to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	June 30,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$5,889	$(123,612)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,950)	(9,104)
Tax-exempt interest income	(33,569)	(51,643)
Proration of tax exempt interest and dividends received deduction	10,413	9,112
Officer life insurance, net	3,578	5,793
Nondeductible expenses	9,746	8,530
Prior year true-ups and other	1,734	32,481
Total	$(11,159)	$(128,443)

~  17  ~

	For the Six-Months Ended
	June 30,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$182,504	$323,116
Increase (reduction) in taxes resulting from:
Dividends received deduction	(17,901)	(18,207)
Tax-exempt interest income	(69,892)	(91,981)
Proration of tax exempt interest and dividends received deduction	21,492	16,528
Officer life insurance, net	6,807	10,796
Nondeductible expenses	24,169	17,341
Prior year true-up and other	6,860	78,828
Total	$154,039	$336,421

The Company had historically recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. As a result, the Company revalued deferred tax items as of December 31, 2017 to reflect the lower rate as provided for in the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 provides for a change in the methodology employed to calculate reserves for tax purposes. Beginning January 1, 2018, a higher interest rate assumption and longer payout patterns will be used to discount these reserves. In addition, companies will no longer be able to elect to use their own experience to discount reserves, but will instead be required to use the industry-based tables published by the IRS annually; however, the 2018 tables have yet to be released.  Consequently, the company cannot reasonably estimate the impact this would have on deferred taxes at June 30, 2018. Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, management believes that when these deferred items reverse in future years, taxable income will be taxed at a federal rate of 21%.

As of June 30, 2018 and December 31, 2017, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2014 through current year. There are currently no open tax exams.

~  18  ~

8.     EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the six months ended June  30, 2018 and 2017, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June 30, 2018, we recognized compensation expense of $186,083 related to 11,654 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2018. Of the 11,654 shares committed to be released, 1,932 shares were committed on June 30, 2018 and had no impact on the weighted average common shares outstanding for the three and six months ended June 30, 2018. For the six months ended June 30, 2017, we recognized compensation expense of $141,328 related to 8,680 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2017. Of the 8,680 shares committed to be released at December 31, 2017, 2,389 shares were committed on June 30, 2017 and had no impact on the weighted average common shares outstanding for the three and six months ended June 30, 2017.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of June 30, 2018, 11,700 RSUs have been granted at a fair market value of $15.10. We recognized $14,682 and $20,975 of expense on these units in the three and six months ended June 30, 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $155,695 as of June 30, 2018, which will be recognized over the remainder of the three-year vesting period.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $7,350 and $6,495 as of June 30, 2018 and 2017, respectively, related to his services to the Company.

Mr. Kevin Clinton is a director of the Company and owns more than 10% of the Company’s outstanding shares of common stock. Mr. Clinton was paid $1,368 and $805 as of June 30, 2018 and 2017, respectively, for travel reimbursement costs.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $2,362, and $1,046 as of June 30, 2018 and 2017, respectively. Griffin was paid $0 and $893,240 as of June 30, 2018 and 2017, respectively.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $72,091 and $14,347 as of June 30, 2018 and 2017, respectively.

10.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

The Company has reached an agreement in principle with the Clinton-Flood Purchasers, as previously defined in our final prospectus filed with the SEC on February 13, 2017, which includes R. Kevin Clinton, a member of the Company’s board of directors, and his affiliates, to repurchase 196,721 shares of the Company’s common stock at a price of $15.25 per share. The Company intends to complete the share repurchase upon completion of final agreements with the shareholders and receipt of regulatory approvals, with funding either by a loan from Illinois Casualty Company or from a dividend payment from Illinois Casualty Company to ICC Holdings, Inc. Illinois Casualty will fund the proceeds either from cash on hand or borrowing from the FHLB.

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

For the six months ended June 30, 2018, we had direct written premium of $30,412,000, net premiums earned of $22,782,000, and net earnings of $715,000. For the six months ended June 30, 2017, we had direct premiums written of $26,410,000, net premiums earned of $21,549,000, and net earnings of $614,000. At June 30, 2018, we had total assets of $152,398,000 and equity of $62,416,000. At December 31, 2017, we had total assets of $152,335,000 and equity of $64,101,000.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of investment securities is managed by two independent third parties and managers specializing in the insurance industry.

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

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The major components of operating revenues and net earnings are as follows:

	For the Six-Months Ended
	June 30,
(In thousands)	2018	2017
Revenues
Total premiums earned	$22,782	$21,549
Investment income, net of investment expense	1,388	1,161
Realized investment gains, net	1,072	388
Other income	56	149
Total revenues	$25,298	$23,247
Summarized components of net earnings
Underwriting (loss)¹	$(1,301)	$(370)
Investment income, net of investment expense	1,388	1,161
Realized investment gains, net	1,072	388
Other income	56	149
General corporate expenses	270	268
Interest expense	76	110
Earnings, before income taxes	869	950
Income tax expense	154	336
Net earnings	$715	$614
Total other comprehensive (loss) earnings	(2,602)	597
Comprehensive (loss) earnings	$(1,887)	$1,211

1Calculated by subtracting the sum of loss and settlement expenses (2018  -$15,786 and 2017  -$13,464) and policy and acquisition costs and other operating expenses (2018 - $8,297 and 2017 - $8,455) from net premiums earned (2018  -$22,782 and 2017 - $21,549).

	For the Six-Months Ended June 30,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	69.29%	62.48%
Expense ratio[2]	36.42%	39.24%
Combined ratio[3]	105.71%	101.72%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the six months ended June 30, 2018 and 2017:

Premiums

Direct premiums written grew by $4,002,000, or 15.2%, to $30,412,000 for the six months ended June 30, 2018 from $26,410,000 for the same period of 2017. Net written premium grew by $2,568,000, or 11.4%, to $25,114,000 for the six months ended June 30, 2018 from $22,546,000 for the same period in 2017. Net premiums earned grew by $1,233,000, or 5.7%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to increased organic growth including the impact of recent geographical expansion efforts.

For the six months ended June 30, 2018, we ceded to reinsurers $4,980,000 of earned premiums, compared to $3,941,000 of earned premiums for the six months ended June 30, 2017. Ceded earned premiums as a percent of direct premiums written was 16.4% in the six months ended June 30, 2018, and 14.9% in the six months ended June 30, 2017.

~  24  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $93,000 or 62.4% during the six months ended June 30, 2018 as compared to the same period of 2017 primarily as a result of an increase in premiums written off.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Six-Months Ended
	June 30,
(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	14,263	13,804
Prior years	1,523	(340)
Total incurred	15,786	13,464
Deduct: Loss and settlement expense payments for claims incurred:
Current year	3,898	4,727
Prior years	9,832	9,498
Total paid	13,730	14,225
Net unpaid losses and settlement expense - end of the period	43,100	39,941
Plus: Reinsurance recoverable on unpaid losses	8,288	9,750
Gross unpaid losses and settlement expense - end of the period	$51,388	$49,691

Net unpaid losses and settlement expense increased $3,159,000, or 7.9%, in the six months ended June 30, 2018 as compared to the same period in 2017. For the six months ended June 30, 2018 and 2017, we experienced unfavorable development of $1,523,000 and favorable development of $340,000, respectively. The increase in unfavorable development was primarily driven by the workers compensation and BOP lines of business.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,322,000, or 17.2%, to $15,786,000 for the six months ended June 30, 2018, from $13,464,000 for the same period in 2017. The increase in losses and settlement expenses for the six months ended June 30, 2018 is primarily due to BOP liability losses in the state of Missouri combined with weaker workers compensation results.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $158,000, or 1.9%. The decrease in policy acquisition costs and other operating expenses during the six months ended June 30, 2018 is primarily driven by a decrease in agency contingent commission.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

~  25  ~

Our expense ratio decreased by 282 basis points to 36.42% from 39.24% for the six months ended June 30, 2018 as compared to 2017.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $2,000, or 0.7%, in the six months ended June 30, 2018 as compared to the same period in 2017.

Investment Income

Net investment income increased by $227,000, or 19.6%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily from increases in available for sale securities. Average cash and invested assets during the six months ended June 30, 2018 was $110,992,000 compared to $95,417,000 during the same period in 2017, an increase of $15,575,000, or 16.3%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017 being fully invested for the entire six months ended June 30, 2018.

Interest Expense

Interest expense decreased to $76,000 for the six months ended June 30, 2018 from $110,000 for the same period during 2017. This 30.9% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions, prepaying debt agreements entered into during 2016, as well as the elimination of surplus notes through conversion and redemptions in March 2017. The decrease in interest expense resulting from the early reduction of corporate debt was partially offset by an increase in interest expense on a debt agreement entered into in March 2017. See Financial Position – Leasehold Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $154,000 and $336,000 for the six months ended June 30, 2018 and 2017, respectively. The decrease in income tax expense in 2018 relates to both lower levels of pretax earnings and effective tax rates for the six months ended June 30, 2018 compared to the same period in 2017. Our effective tax rate for the six months ended June 30, 2018 was 17.7%, compared to 35.4% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the decrease in the statutory rate as a result of the Tax Act.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  26  ~

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	June 30,
(In thousands)	2018	2017
Revenues
Total premiums earned	$11,485	$10,711
Investment income, net of investment expense	685	689
Realized investment gains, net	(30)	(57)
Other (loss) income	(1)	64
Total revenues	$12,139	$11,407
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(466)	$(873)
Investment income, net of investment expense	685	689
Realized investment (losses), net	(30)	(57)
Other income	(1)	64
General corporate expenses	133	129
Interest expense	27	57
Earnings (Loss), before income taxes	28	(363)
Income tax benefit	(11)	(128)
Net earnings (loss)	$39	$(235)
Total other comprehensive (loss) earnings	(35)	542
Comprehensive earnings	$4	$307

1Calculated by subtracting the sum of loss and settlement expenses (2018 -$7,791 and 2017 -$6,864) and policy and acquisition costs and other operating expenses (2018 - $4,160 and 2017 - $4,720) from net premiums earned (2018 -$11,485 and 2017 - $10,711).

	For the Three-Months Ended June 30,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	67.83%	64.09%
Expense ratio[2]	36.21%	44.07%
Combined ratio[3]	104.04%	108.16%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended June 30, 2018 and 2017:

Premiums

Direct premiums written grew by $2,203,000, or 15.9%, to $16,024,000 for the three months ended June 30, 2018 from $13,821,000 for the same period of 2017. Net written premium grew by $1,247,000, or 10.5%, to $13,140,000 for the three months ended June 30, 2018 from $11,893,000 for the same period in 2017. Net premiums earned grew by $774,000, or 7.2%, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to increased organic growth including the impact of geographical expansion efforts.

For the three months ended June 30, 2018, we ceded to reinsurers $2,732,000 of earned premiums, compared to $1,938,000 of earned premiums for the three months ended June 30, 2017. Ceded earned premiums as a percent of direct premiums written was 17.0% in the three months ended June 30, 2018, and 14.0% in the three months ended June 30, 2017.

~  27  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $65,000 or 101.6% during the three months ended June 30, 2018 as compared to the same period of 2017 primarily as a result of an increase in policy writeoffs in the period.

Losses and Settlement Expenses

Losses and settlement expenses increased by $927,000, or 13.5%, to $7,791,000 for the three months ended June 30, 2018, from $6,864,000 for the same period in 2017. The increase in losses and settlement expenses for the three months ended June 30, 2018 is primarily due to BOP liability losses in the state of Missouri combined with weaker workers compensation results.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $560,000, or 11.9%. The decrease in policy acquisition costs and other operating expenses during the three months ended June 30, 2018 is primarily driven by a decrease in agency contingent commission.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 786 basis points to 36.21% from 44.07% for the three months ended June 30, 2018 as compared to 2017.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $4,000, or 3.1%, in the three months ended June 30, 2018 as compared to the same period in 2017.

Investment Income

Net investment income decreased by $4,000, or 0.6%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily from increases in available for sale securities. Average cash and invested assets during the three months ended June 30, 2018 was $108,678,000 compared to $112,378,000 during the same period in 2017, a decrease of $3,700,000, or 3.3%.

Interest Expense

Interest expense decreased to $27,000 for the three months ended June 30, 2018 from $57,000 for the same period during 2017. This 52.6% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions, prepaying debt agreements entered into during 2016, as well as the elimination of surplus notes through conversion and redemptions in March 2017. The decrease in interest expense resulting from the early reduction of corporate debt was partially offset by an increase in interest expense on a debt agreement entered into in March 2017. See Financial Position – Leasehold Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax benefit of $11,000 and $128,000 for the three months ended June 30, 2018 and 2017, respectively. The decrease in income tax benefit in 2018 relates to a higher level of pretax earnings for the three months ended June 30, 2018 compared to the same period in 2017. Our effective tax rate for the three months ended June 30, 2018 was -39.8%, compared to

~  28  ~

35.3% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  29  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	June 30,	December 31,
	2018	2017
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,976 at 6/30/2018	$89,695	$89,605
and $87,773 at 12/31/2017)
Common Stocks (cost - $13,101 at 6/30/2018 and $7,631 at 12/31/2017)	12,907	8,534
Preferred Stocks (cost - $67 at 6/30/2018 and $3,783 at 12/31/2017)	66	3,867
Other invested assets	139	—
Property held for investment, at cost, net of accumulated depreciation of	3,113	3,127
$173 at 6/30/2018 and $51 at 12/31/2017
Cash and cash equivalents	4,055	6,877
Total investments and cash	109,975	112,010
Accrued investment income	668	687
Premiums and reinsurance balances receivable, net of allowances for	21,434	19,014
uncollectible amounts of $50 at 6/30/2018 and 12/31/2017
Ceded unearned premiums	686	275
Reinsurance balances recoverable on unpaid losses and settlement	8,288	10,030
expenses, net of allowances for uncollectible amounts of
$0 at 6/30/2018 and 12/31/2017
Federal income taxes	1,492	922
Deferred policy acquisition costs, net	5,091	4,592
Property and equipment, at cost, net of accumulated depreciation of	3,474	3,504
$4,816 at 6/30/2018 and $4,896 at 12/31/2017
Other assets	1,290	1,301
Total assets	$152,398	$152,335

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,388	$51,074
Unearned premiums	29,299	26,556
Reinsurance balances payable	944	327
Corporate debt	3,489	4,339
Accrued expenses	2,940	4,274
Other liabilities	1,922	1,664
Total liabilities	89,982	88,234

Equity:
Common stock[1]	35	35
Additional paid-in capital	32,419	32,333
Accumulated other comprehensive (loss) earnings, net of tax	(375)	2,227
Retained earnings	33,502	32,787
Less: Unearned ESOP shares at cost (6/30/18 - 316,468 shares and 12/31/17 - 328,122 shares)	(3,165)	(3,281)
Total equity	62,416	64,101
Total liabilities and equity	$152,398	$152,335

1 Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 - 3,183,532 and 2017 - 3,171,878 shares.

~  30  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2018	2017
Case reserves	$21,684	$19,997
IBNR reserves	21,416	21,047
Net unpaid losses and settlement expense	43,100	41,044
Reinsurance recoverable on unpaid loss and settlement expense	8,288	10,030
Reserves for unpaid loss and settlement expense	$51,388	$51,074

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2018 and December 31, 2017.

As of June 30, 2018

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$15,668	$16,070	$31,738
Property	2,990	4,158	7,148
Other	3,026	1,188	4,214
Total net reserves	21,684	21,416	43,100
Reinsurance recoverables	3,371	4,917	8,288
Gross reserves	$25,055	$26,333	$51,388

As of December 31, 2017

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$14,763	$15,384	$30,147
Property	1,789	4,303	6,092
Other	3,445	1,360	4,805
Total net reserves	19,997	21,047	41,044	$36,295	$41,383
Reinsurance recoverables	5,403	4,627	10,030	9,314	12,361
Gross reserves	$25,400	$25,674	$51,074	$45,609	$53,744

~  31  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2018 and 2017, we experienced unfavorable development of $1,523,000 and favorable development of $340,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2017 at $41,044,000. As of June 30, 2018, that reserve was re-estimated at $42,567,000, which is $1,523,000, or 3.7%,  higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.2)% to 7.0%. As shown in the table below, since 2013 the variance in our originally estimated accident year loss reserves has ranged from  (10.9)% deficient to 12.7% redundant as of June 30, 2018.

~  32  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2013	2014	2015	2016	2017
As originally estimated	$22,064	$22,267	$24,293	$25,619	$29,801
As estimated at June 30, 2018	22,360	24,694	21,205	24,218	29,982
Net cumulative (deficiency) redundancy	$(296)	$(2,427)	$3,088	$1,401	$(181)
% (deficiency) redundancy	(1.3)%	(10.9)%	12.7%	5.5%	(0.6)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2017
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,295	4.9%
Recorded	41,044	0.0%
High End	41,383	-0.3%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,029	$(18)	$292	$(8)	$1,321	$(26)
MBS/ABS/CMBS	20,073	(296)	6,708	(373)	26,781	(669)
Corporate	17,435	(365)	756	(44)	18,191	(409)
Municipal	3,644	(33)	840	(36)	4,484	(69)
Total fixed maturities	42,181	(712)	8,596	(461)	50,777	(1,173)
Common stocks	7,254	(850)	—	—	7,254	(850)
Preferred stocks	66	(1)	—	—	66	(1)
Total temporarily impaired securities	$49,501	$(1,563)	$8,596	$(461)	$58,097	$(2,024)

~  33  ~

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,038	$(8)	$295	$(5)	$1,333	$(13)
MBS/ABS/CMBS	9,754	(24)	7,445	(200)	17,199	(224)
Corporate	5,584	(26)	2,024	(25)	7,608	(51)
Municipal	478	(2)	1,172	(15)	1,650	(17)
Total fixed maturities	16,854	(60)	10,936	(245)	27,790	(305)
Common stocks	637	(18)	—	—	637	(18)
Preferred stocks	843	(28)	521	(20)	1,364	(48)
Total temporarily impaired securities	$18,334	$(106)	$11,457	$(265)	$29,791	$(371)

The unrealized losses as of June 30, 2018 and December 31, 2017 were primarily related to increases in interest rates.  Although our strategies are outperforming the representative market indices, the overall equity market returns for the holding period were negative. Value has underperformed growth overall, which impacts the largest portion of our portfolio. As the 2 year Treasury Note and the dividend yield on the Russell 1000 Value both finished the second quarter at approximately 2.5%, bonds were more attractive from a pure yield perspective. The equity market pullback in February was a result of fears about a potentially faster Fed tightening cycle, and this coupled with a spike in volatility. The headline risk in the second quarter regarding potential trade wars has contributed to market pullbacks and general volatility. Concerns that tensions are starting to impact corporate profits and supply chains have increased, particularly as the path toward resolution is unknown. 0The unrealized losses on fixed maturities as of June 30, 2018 also reflect spread widening in the Corporate sector. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the six months ended June 30, 2018, the Company did not take an impairment charge on any of its security holdings.  For the six months ended June 30, 2017, the Company incurred $57,000 of OTTI losses on an ETF included in common stock that was impaired in the three months ended June 30, 2017. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  34  ~

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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2018 and December 31, 2017, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2018 and December 31, 2017, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Deferred acquisition costs	$5,091	$4,592
Unearned premium reserves	29,298	26,556

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

As of June 30, 2018 and December 31, 2017, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2014 through 2016 are open for examination. The tax return related to the year ended December 31, 2017 has not yet been filed.

Other Assets

As of June 30, 2018 and December 31, 2017 other assets totaled $1,290,000 and $1,301,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees.

~  35  ~

Outstanding Debt

As of June 30, 2018 and December 31, 2017, outstanding debt balances totaled $3,489,056 and $4,339,208, respectively. The average rate on remaining debt was 3.7% as of June 30, 2018, compared to 3.9% as of December 31, 2017.  The debt balance as of June 30, 2018 is comprised of debt obligations. The debt balance as of December 31, 2017 was comprised of leasehold obligations and debt obligations.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000,  respectively, to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. Lease payments totaled $0 and $125,494 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, lease payments totaled $70,051 and $250,988, respectively. The outstanding lease obligation was $0 and $805,013 at June 30, 2018 and December 31, 2017, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged the ESOP shares and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March of 2018. The total balance of the debt agreements at June 30, 2018 and December 31, 2017 was $3,489,056 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 25, 2018. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the six months ended June 30, 2018 and no interest paid on the line of credit during the six months ended June 30, 2017. There are no financial covenants governing this agreement.

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

~  36  ~

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash flows from financing activities during the six months ended June 30, 2018 compared to the same period in 2017 relates to the 2017 initial public offering and changes in debt and shares outstanding which occurred during the first quarter of 2017.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by (used in) operating activities	$1,478	$(1,414)
Net cash used in investing activities	(3,448)	(23,318)
Net cash (used in) provided by financing activities	(850)	30,458
Net (decrease) increase in cash and cash equivalents	$(2,820)	$5,726

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

Additionally, our insurance company, ICC, became a member of the FHLBC in February 2018. Membership in the Federal Home Loan Bank System provides ICC access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month period ended June 30, 2018, there were no outstanding borrowing amounts with the FHLBC.

~  37  ~

The following table summarizes, as of June 30, 2018, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$51,388	$22,001	$20,999	$5,671	$2,717
Debt obligations	3,971	69	277	3,625	—
Operating lease obligations	111	111	—	—	—
Total	$55,470	$22,181	$21,276	$9,296	$2,717

The timing of the amounts of the gross loss and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital reserves.

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

The average maturity of the debt securities in our investment portfolio at June 30, 2018, was 6.79 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

~  38  ~

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	June 30, 2018
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,328)	$82,367
100 basis point increase	(3,740)	85,955
No change	—	89,695
100 basis point decrease	3,722	93,417
200 basis point decrease	7,292	96,987

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2018. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2018.

~  39  ~

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plan

In September 2017, our Board of Directors approved a $3.0 million share repurchase program with no expiration date.  The authorized repurchases will be made from time to time in either the open market or through privately negotiated transactions.  The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time.  No assurance can be given that any particular amount of common stock will be repurchased.  All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when the Company might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the Board of Directors at any time. There were no repurchases made under this share repurchase authorization as of June 30, 2018.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  40  ~

Item 6. Exhibits

Exhibit Number	Description
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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  41  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2018.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  42  ~