Form 10-Q/A
period 2018-06-30
ICC Holdings, Inc.
filed 2018-11-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

As previously disclosed, on October 26, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) of ICC Holdings, Inc. (the “Company”) concluded that the unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Q2 Form 10-Q”), filed with the United States Securities and Exchange Commission (the “SEC”) on August 14, 2018, should no longer be relied upon due to an error in estimating the contingent commissions.

Accordingly, within this report, we have included restated unaudited quarterly financial statements for the second quarter of 2018, which we refer to as the “Restatement.”

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 previously filed on August 14, 2018 (the “Original Filing”). We are filing this Form 10-Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three-month and six-month periods ended June 30, 2018 to give effect to the Restatement. In Note 2 - Restatement of Previously Issued Consolidated Financial Statements, we have included information regarding the Restatement and specific changes to our previously issued unaudited quarterly financial statements, including details of the adjustments to the previously issued unaudited quarterly financial statements as a result of the Restatement.

BACKGROUND OF THE RESTATEMENT

The restatement of our unaudited quarterly financial statements and related disclosures primarily relates to the correction of an error in our unaudited quarterly financial statement for the period ended June 30, 2018. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s previously issued financial statements. The error principally relates to certain contingent commission data inadvertently not being compiled.  This resulted in an understatement of contingent commissions by $316,000, thereby changing the Company’s reported net earnings for the three and six months ended June 30, 2018 to a net loss of $208,539 (from net earnings of $39,200) and net earnings of $467,288 (from $715,027), respectively.

The impact of the Restatement on the Condensed Consolidated Balance Sheets resulted in an increase of federal income taxes, other assets, and accrued expenses, as well as a decrease to retained earnings. The impact of the Restatement on the Condensed Consolidated Statements of Earnings resulted in increased policy acquisition and other operating expenses, increased acquisition costs and other underwriting expenses, increased other expense which ultimately resulted in decreases to net earnings in both the three and six months ended June 30, 2018 (ultimately generating a loss for the three months ended June 30, 2018). The impact of the Restatement had a zero net impact on the total net cash provided by operating operating activities, net cash used in investing activities, net cash used in financial financing activities and a zero impact on the net decrease in cash and cash equivalents.

This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing and no other information included in the Original Filing is amended hereby. Generally, no attempt has been made in this Form 10-Q/A to modify or update the foregoing items, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

~  3  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2018	2017
	(Unaudited) (As restated)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,975,510 at	$89,694,843	$89,605,073
6/30/2018 and $87,773,047 at 12/31/2017)
Common stocks¹ (cost - $13,100,640 at	12,907,136	8,534,109
6/30/2018 and $7,631,180 at 12/31/2017)
Preferred stocks (cost - $66,675 at	65,650	3,867,429
6/30/2018 and $3,783,311 at 12/31/2017)
Other invested assets	139,200	—
Property held for investment, at cost, net of accumulated depreciation of	3,112,608	3,126,566
$172,791 at 6/30/2018 and $50,948 at 12/31/2017
Cash and cash equivalents	4,055,577	6,876,519
Total investments and cash	109,975,014	112,009,696
Accrued investment income	668,230	687,453
Premiums and reinsurance balances receivable, net of allowances for	21,433,743	19,013,262
uncollectible amounts of $50,000 at 6/30/2018 and 12/31/2017
Ceded unearned premiums	685,736	274,972
Reinsurance balances recoverable on unpaid losses and settlement expenses,	8,287,587	10,029,834
net of allowances for uncollectible amounts of $0 at 6/30/2018 and 12/31/2017
Federal income taxes	1,552,037	922,405
Deferred policy acquisition costs, net	5,090,527	4,592,415
Property and equipment, at cost, net of accumulated depreciation of	3,474,335	3,503,904
$4,815,812 at 6/30/2018 and $4,896,042 at 12/31/2017
Other assets	1,298,764	1,301,420
Total assets	$152,465,973	$152,335,361
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,387,881	$51,074,126
Unearned premiums	29,298,437	26,555,582
Reinsurance balances payable	943,686	327,483
Corporate debt	3,489,056	4,339,208
Accrued expenses	3,256,084	4,274,002
Other liabilities	1,922,410	1,663,415
Total liabilities	90,297,554	88,233,816
Equity:
Common stock[2]	35,000	35,000
Additional paid-in capital	32,418,807	32,333,290
Accumulated other comprehensive (loss) earnings, net of tax	(375,404)	2,227,069
Retained earnings	33,254,695	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,164,679)	(3,281,220)
Total equity	62,168,419	64,101,545
Total liabilities and equity	$152,465,973	$152,335,361

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

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2018	2017
	(As restated)
Net premiums earned	$11,485,071	$10,710,758
Net investment income	685,492	688,963
Net realized investment losses	(29,930)	(3)
Other-than-temporary impairment losses	—	(57,316)
Other (loss) income	(507)	64,722
Consolidated revenues	12,140,126	11,407,124
Losses and settlement expenses	7,790,587	6,864,258
Policy acquisition costs and other operating expenses	4,476,071	4,720,298
Interest expense on debt	27,621	57,229
General corporate expenses	133,806	128,905
Total expenses	12,428,085	11,770,690
Earnings (loss) before income taxes	(287,959)	(363,566)
Total income tax benefit	(79,420)	(128,443)
Net loss	$(208,539)	$(235,123)

Other comprehensive (loss) earnings, net of tax	(35,396)	542,427
Comprehensive (loss) earnings	$(243,935)	$307,304

Earnings (loss) per share:
Basic:
Basic net loss per share	$(0.07)	$(0.07)
Diluted:
Diluted net loss per share	$(0.07)	$(0.07)

Weighted average number of common shares outstanding:
Basic	3,179,669	3,153,876
Diluted	3,180,679	3,153,876

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2018	2017
	(As restated)
Net premiums earned	$22,782,015	$21,548,864
Net investment income	1,388,376	1,161,287
Net realized investment gains	1,072,200	444,778
Other-than-temporary impairment losses	—	(57,316)
Other income	56,171	148,980
Consolidated revenues	25,298,762	23,246,593
Losses and settlement expenses	15,786,436	13,463,642
Policy acquisition costs and other operating expenses	8,613,422	8,454,950
Interest expense on debt	75,782	109,539
General corporate expenses	270,056	268,120
Total expenses	24,745,696	22,296,251
Earnings before income taxes	553,066	950,342
Total income tax expense	85,778	336,421
Net earnings	$467,288	$613,921

Other comprehensive (loss) earnings, net of tax	(2,602,473)	596,908
Comprehensive (loss) earnings	$(2,135,185)	$1,210,829

Earnings per share:
Basic:
Basic net earnings per share	$0.15	$0.19
Diluted:
Diluted net earnings per share	$0.15	$0.19

Weighted average number of common shares outstanding:
Basic	3,174,324	3,151,946
Diluted	3,175,334	3,151,946

See accompanying notes to consolidated financial statements.

~  6  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2018	2017
	(As restated)
Cash flows from operating activities:
Net earnings	$467,288	$613,921
Adjustments to reconcile net earnings to net cash
used in operating activities
Net realized investment gains	(1,072,200)	(444,778)
Other-than-temporary impairment losses	—	57,316
Depreciation	310,857	428,161
Deferred income tax	(37,143)	190,257
Amortization of bond premium and discount	158,743	135,265
Stock-based compensation expense	202,058	—
Change in:
Accrued investment income	19,223	(122,970)
Premiums and reinsurance balances receivable, (net)	(2,420,481)	(361,761)
Ceded unearned premiums	(410,764)	(25,457)
Reinsurance balances payable	616,203	20,431
Reinsurance balances recoverable	1,742,247	2,364,744
Deferred policy acquisition costs	(498,112)	(139,961)
Unpaid losses and settlement expenses	313,755	(3,125,882)
Unearned premiums	2,742,855	1,022,675
Accrued expenses	(1,017,918)	(1,645,086)
Current federal income tax	99,307	(483,608)
Other	261,651	102,915
Net cash provided by (used in) operating activities	1,477,569	(1,413,818)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(9,003,061)	(22,821,724)
Common stocks, available-for-sale	(13,363,215)	(5,216,872)
Preferred stocks, available-for-sale	(140,925)	(638,922)
Other invested assets	(39,200)	—
Property held for investment	(31,673)	(677,714)
Property and equipment	(300,484)	(333,887)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	6,669,276	4,414,597
Common stocks, available-for-sale	8,834,375	1,955,715
Preferred stocks, available-for-sale	3,861,722	—
Property and equipment	64,826	967
Net cash used in investing activities	(3,448,359)	(23,317,840)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	29,253,588
Proceeds from loans	—	3,499,149
Repayments of borrowed funds	(850,152)	(2,294,961)
Net cash (used in) provided by financing activities	(850,152)	30,457,776
Net (decrease) increase in cash and cash equivalents	(2,820,942)	5,726,118
Cash and cash equivalents at beginning of year	6,876,519	4,376,847
Cash and cash equivalents at end of period	$4,055,577	$10,102,965
Supplemental information:
Federal income tax paid	$—	$600,000
Interest paid	108,336	109,451

See accompanying notes to consolidated financial statements.

~  7  ~

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported significant accounting policies in the 2017 10-K. The following are new or revised disclosures.

~  8  ~

STOCK-BASED COMPENSATION

We have compensation plans under which stock-based awards may be granted to our employees as described in Note 9 – Employee Benefits. The Company recognizes the fair value of stock-based compensation ratably during each year through a charge to compensation expense and a corresponding entry to equity based on vesting criteria and other pertinent terms of the awards. Stock-based awards are accounted for as equity awards in instances where the awards’ vesting are linked to market, performance, or service condition. The Company granted Restricted Stock Units (RSUs) for the first time in February of 2018. Upon vesting of any outstanding RSUs, the Company has the option to elect to pay cash or part cash and part Common Stock in lieu of delivering on shares of Common Stock for vested units. The Company’s intention is to settle vested units in Common Stock, and therefore the RSUs are accounted for as equity awards. Equity awards to employees are generally expensed based on the grant date fair value.

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

~  9  ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(74,733)	$15,692	$(59,041)	$764,541	$(259,944)	$504,597
Reclassification adjustment for (gains) losses included in net earnings	29,930	(6,285)	23,645	57,319	(19,489)	37,830
Total other comprehensive (loss) earnings	$(44,803)	$9,407	$(35,396)	$821,860	$(279,433)	$542,427

	Six-Month Periods Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(2,222,069)	$466,634	$(1,755,435)	$1,291,868	$(439,235)	$852,633
Reclassification adjustment for (gains) losses included in net earnings	(1,072,200)	225,162	(847,038)	(387,462)	131,737	(255,725)
Total other comprehensive (loss) earnings	$(3,294,269)	$691,796	$(2,602,473)	$904,406	$(307,498)	$596,908

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2018	2017	2018	2017	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$29,930	$3	$(1,072,200)	$(444,778)	Net realized invesment losses (gains)
	—	57,316	—	57,316	Other-than-temporary impairment losses
	(6,285)	(19,489)	225,162	131,737	Income tax (benefit) expense
Total reclassification adjustment, net of tax	$23,645	$37,830	$(847,038)	$(255,725)

~  10  ~

2.     RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation and review of the Company's consolidated financial statements required to be included in the Quarterly Report on Form 10-Q for the period ended September 30, 2018, management identified certain errors in the Company's previously filed Form 10-Q for the period ended June 30, 2018. As a result, the Company concluded that its previously issued consolidated financial statements for the second quarter of 2018 needed to be restated. Within this report, the Company has included restated unaudited interim consolidated financials statements as of and for the three and six months ended June 30, 2018. This Note 2 to the unaudited interim consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the three and six months ended June 30, 2018.

The restatement corrects an error primarily related to some contingent commission data inadvertently not being compiled.

ADJUSTMENTS NEEDED TO CORRECT ERROR

(1)

Accrual of contingent commissions  – The contingent commission accrual was inadvertently missing certain data that was not being aggregated correctly. This resulted in an understatement of contingent commission by $316,000 thereby changing the Company’s reported net earnings for the three and six months ended June 30, 2018 to a net loss of $208,539 (from net earnings of $39,200) and net earnings of $467,288 (from $715,027), respectively.

(2)

Income taxes – Change in income taxes related to the error described in (1) above were also corrected and impacted the unaudited interim Consolidated Balance Sheets, Consolidated Statements of Earnings and Comprehensive Earnings, and the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018.

~  11  ~

The following summarizes the impact of the Restatement on our previously reported unaudited interim Consolidated Balance Sheets, Consolidated Statements of Earnings and Comprehensive Earnings and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018:

Consolidated Balance Sheet (Unaudited)

	As of
	June 30, 2018
	As previously reported	Adjustments	As restated
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,975,510 at	$89,694,843	$—	$89,694,843
6/30/2018 and $87,773,047 at 12/31/2017)
Common stocks¹ (cost - $13,100,640 at	12,907,136	—	12,907,136
6/30/2018 and $7,631,180 at 12/31/2017)
Short-term investments, at cost which approximates fair value	—	—	—
Preferred stocks (cost - $66,675 at	65,650	—	65,650
6/30/2018 and $3,783,311 at 12/31/2017)
Other invested assets	139,200	—	139,200
Property held for investment, at cost, net of accumulated depreciation of $172,791 at 6/30/2018 and $50,948 at 12/31/2017	3,112,608	—	3,112,608
Cash and cash equivalents	4,055,577	—	4,055,577
Total investments and cash	109,975,014	—	109,975,014
Accrued investment income	668,230	—	668,230
Premiums and reinsurance balances receivable, net of allowances for	21,433,743	—	21,433,743
uncollectible amounts of $50,000 at 6/30/2018 and 12/31/2017
Ceded unearned premiums	685,736	—	685,736
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 6/30/2018 and 12/31/2017	8,287,587	—	8,287,587
Federal income taxes	1,492,828	59,209	1,552,037
Deferred policy acquisition costs, net	5,090,527	—	5,090,527
Property and equipment, at cost, net of accumulated depreciation of	3,474,335	—	3,474,335
$4,815,812 at 6/30/2018 and $4,896,042 at 12/31/2017
Other assets	1,289,712	9,052	1,298,764
Total assets	$152,397,712	$68,261	$152,465,973

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,387,881	$—	$51,387,881
Unearned premiums	29,298,437	—	29,298,437
Reinsurance balances payable	943,686	—	943,686
Corporate debt	3,489,056	—	3,489,056
Accrued expenses	2,940,084	316,000	3,256,084
Bank overdraft	—	—	—
Other liabilities	1,922,410	—	1,922,410
Total liabilities	89,981,554	316,000	90,297,554

Equity:
Common stock[2]	35,000	—	35,000
Additional paid-in capital	32,418,807	—	32,418,807
Accumulated other comprehensive (loss) earnings, net of tax	(375,404)	—	(375,404)
Retained earnings	33,502,434	(247,739)	33,254,695
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(3,164,679)	—	(3,164,679)
Total equity	62,416,158	(247,739)	62,168,419
Total liabilities and equity	$152,397,712	$68,261	$152,465,973

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

32018 –316,468 shares and 2017 – 328,122 shares

~  12  ~

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30, 2018
	As previously reported	Adjustments	As restated
Net premiums earned	$11,485,071	$—	$11,485,071
Net investment income	685,492	—	685,492
Net realized investment losses	(29,930)	—	(29,930)
Other-than-temporary impairment losses	—	—	—
Other (loss) income	(507)	—	(507)
Consolidated revenues	12,140,126	—	12,140,126
Losses and settlement expenses	7,790,587	—	7,790,587
Policy acquisition costs and other operating expenses	4,160,071	316,000	4,476,071
Interest expense on debt	27,621	—	27,621
General corporate expenses	133,806	—	133,806
Total expenses	12,112,085	316,000	12,428,085
Earnings (loss) before income taxes	28,041	(316,000)	(287,959)
Total income tax benefit	(11,159)	(68,261)	(79,420)
Net earnings (loss)	$39,200	$(247,739)	$(208,539)

Other comprehensive (loss) earnings, net of tax	(35,396)	—	(35,396)
Comprehensive earnings	$3,804	$(247,739)	$(243,935)

Earnings (loss) per share:
Basic:
Basic net earnings (loss) per share	$0.01	$(0.08)	$(0.07)
Diluted:
Diluted net earnings (loss) per share	$0.01	$(0.08)	$(0.07)

Weighted average number of common shares outstanding:
Basic	3,179,669	—	3,179,669
Diluted	3,180,679	—	3,180,679

~  13  ~

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30, 2018
	As previously reported	Adjustments	As restated
Net premiums earned	$22,782,015	$—	$22,782,015
Net investment income	1,388,376	—	1,388,376
Net realized investment losses	1,072,200	—	1,072,200
Other-than-temporary impairment losses	—	—	—
Other (loss) income	56,171	—	56,171
Consolidated revenues	25,298,762	—	25,298,762
Losses and settlement expenses	15,786,436	—	15,786,436
Policy acquisition costs and other operating expenses	8,297,422	316,000	8,613,422
Interest expense on debt	75,782	—	75,782
General corporate expenses	270,056	—	270,056
Total expenses	24,429,696	316,000	24,745,696
Earnings (loss) before income taxes	869,066	(316,000)	553,066
Total income tax benefit	154,039	(68,261)	85,778
Net earnings (loss)	$715,027	$(247,739)	$467,288

Other comprehensive (loss) earnings, net of tax	(2,602,473)	—	(2,602,473)
Comprehensive earnings	$(1,887,446)	$(247,739)	$(2,135,185)

Earnings (loss) per share:
Basic:
Basic net earnings (loss) per share	$0.23	$(0.08)	$0.15
Diluted:
Diluted net earnings (loss) per share	$0.23	$(0.08)	$0.15

Weighted average number of common shares outstanding:
Basic	3,174,324	—	3,174,324
Diluted	3,175,334	—	3,175,334

~  14  ~

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30, 2018
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net earnings	$715,027	$(247,739)	$467,288
Adjustments to reconcile net earnings to net cash
used in operating activities
Net realized investment gains	(1,072,200)	—	(1,072,200)
Other-than-temporary impairment losses	—	—	—
Depreciation	310,857	—	310,857
Deferred income tax	(35,427)	(1,716)	(37,143)
Amortization of bond premium and discount	158,743	—	158,743
Stock-based compensation expense	202,058	—	202,058
Change in:
Accrued investment income	19,223	—	19,223
Premiums and reinsurance balances receivable, (net)	(2,420,481)	—	(2,420,481)
Ceded unearned premiums	(410,764)	—	(410,764)
Reinsurance balances payable	616,203	—	616,203
Reinsurance balances recoverable	1,742,247	—	1,742,247
Deferred policy acquisition costs	(498,112)	—	(498,112)
Unpaid losses and settlement expenses	313,755	—	313,755
Unearned premiums	2,742,855	—	2,742,855
Accrued expenses	(1,333,918)	316,000	(1,017,918)
Current federal income tax	156,800	(57,493)	99,307
Other	270,703	(9,052)	261,651
Net cash provided by (used in) operating activities	1,477,569	—	1,477,569
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(9,003,061)	—	(9,003,061)
Common stocks, available-for-sale	(13,363,215)	—	(13,363,215)
Preferred stocks, available-for-sale	(140,925)	—	(140,925)
Other invested assets	(39,200)	—	(39,200)
Property held for investment	(31,673)	—	(31,673)
Property and equipment	(300,484)	—	(300,484)
Proceeds from sales, maturities and calls of:		—	—
Fixed maturity securities, available-for-sale	6,669,276	—	6,669,276
Common stocks, available-for-sale	8,834,375	—	8,834,375
Preferred stocks, available-for-sale	3,861,722	—	3,861,722
Property and equipment	64,826	—	64,826
Net cash used in investing activities	(3,448,359)	—	(3,448,359)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	—	—
Proceeds from loans	—	—	—
Repayments of borrowed funds	(850,152)	—	(850,152)
Net cash (used in) provided by financing activities	(850,152)	—	(850,152)
Net (decrease) increase in cash and cash equivalents	(2,820,942)	—	(2,820,942)
Cash and cash equivalents at beginning of year	6,876,519	—	6,876,519
Cash and cash equivalents at end of period	$4,055,577	$—	$4,055,577
Supplemental information:
Federal income tax paid	$—	$—	$—
Interest paid	108,336	—	108,336

~  15  ~

3.     INVESTMENTS

The Company’s investments are primarily composed of fixed income debt securities and common and preferred stock equity securities. All of the Company’s fixed maturity debt and equity investments are presented as available-for-sale (AFS), which are carried at fair value. When available, quoted market prices are obtained to determine fair value for the Company’s investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. The Company has no investment securities for which fair value is determined using Level 3 inputs as defined in Note 4 – Fair Value Disclosures. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting.

Fixed Income Securities - Available-for-Sale

The following tables are a summary of the proceeds from sales, maturities, and calls of available-for-sale securities and the related gross realized gains and losses.

	For the Three-Months Ended Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain / (Loss)
2018
Fixed maturity securities	$2,598,335	$4,669	$(13,084)	$(8,415)
Common stocks	241,047	16,473	(37,988)	(21,515)
2017
Fixed maturity securities	$906,700	$—	$(3)	$(3)

	For the Six-Months Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain
2018
Fixed maturity securities	$6,669,276	$52,787	$(26,115)	$26,672
Common stocks	8,834,375	1,102,862	(62,242)	1,040,620
Preferred stocks	3,861,722	86,862	(81,954)	4,908
2017
Fixed maturity securities	$4,414,597	$29,328	$(21)	$29,307
Common stocks	1,955,715	415,471	—	415,471

The amortized cost and estimated fair value of fixed income securities at June 30, 2018, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$311,535	$311,420
Due after one year through five years	23,915,785	23,924,513
Due after five years through 10 years	10,685,245	10,767,086
Due after 10 years	18,034,819	18,283,025
Asset and mortgage backed securities without a specific due date	37,028,126	36,408,799
Total fixed maturity securities	$89,975,510	$89,694,843

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  16  ~

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

All of the Company’s collaterized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 4 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $14,271,429 and $13,517,725 and commercial mortgage backed securities of $9,177,628 and $8,469,852 at June 30, 2018 and December 31, 2017, respectively.

~  17  ~

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

~  18  ~

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

4.     FAIR VALUE DISCLOSURES

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

~  19  ~

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

Due to the relatively short-term nature of cash, cash equivalents, and the mortgage on the home office, their carrying amounts are reasonable estimates of fair value. Reported in Note 5 – Debt, the surplus notes, capital lease obligations, and other debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value. Cash and cash equivalents are classified as Level 1 of the hierarchy.

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

~  20  ~

5.     DEBT

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

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. Lease payments totaled $- and $125,494 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, lease payments totaled $70,051 and $250,988, respectively. The outstanding lease obligation was $0 and $805,013 at June 30, 2018 and December 31, 2017, respectively.

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

~  21  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2018	2017
WRITTEN
Direct	$16,024,661	$13,821,048
Reinsurance assumed	39,681	63,549
Reinsurance ceded	(2,923,738)	(1,990,713)
Net	$13,140,604	$11,893,884
EARNED
Direct	$14,175,677	$12,580,381
Reinsurance assumed	41,420	67,956
Reinsurance ceded	(2,732,026)	(1,937,579)
Net	$11,485,071	$10,710,758
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$9,051,216	$8,583,336
Reinsurance assumed	(1,374)	20,026
Reinsurance ceded	(1,259,255)	(1,739,104)
Net	$7,790,587	$6,864,258

	Six-Month Periods Ended June 30,
	2018	2017
WRITTEN
Direct	$30,412,331	$26,409,639
Reinsurance assumed	92,487	103,385
Reinsurance ceded	(5,390,711)	(3,966,942)
Net	$25,114,107	$22,546,082
EARNED
Direct	$27,662,798	$25,373,175
Reinsurance assumed	99,164	117,174
Reinsurance ceded	(4,979,947)	(3,941,485)
Net	$22,782,015	$21,548,864
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$18,597,156	$16,452,838
Reinsurance assumed	34,757	62,458
Reinsurance ceded	(2,845,477)	(3,051,654)
Net	$15,786,436	$13,463,642

~  22  ~

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

8.     INCOME TAXES

The Company’s effective tax rate for the six month period ended June 30, 2018, was 15.5%, compared to 35.4% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

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

	For the Three-Months Ended
	June 30,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$(60,471)	$(123,612)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,950)	(9,104)
Tax-exempt interest income	(33,569)	(51,643)
Proration of tax exempt interest and dividends received deduction	10,413	9,112
Officer life insurance, net	3,578	5,793
Nondeductible expenses	9,746	8,530
Prior year true-ups and other	(167)	32,481
Total	$(79,420)	$(128,443)

~  23  ~

	For the Six-Months Ended
	June 30,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$116,144	$323,116
Increase (reduction) in taxes resulting from:
Dividends received deduction	(17,901)	(18,207)
Tax-exempt interest income	(69,892)	(91,981)
Proration of tax exempt interest and dividends received deduction	21,492	16,528
Officer life insurance, net	6,807	10,796
Nondeductible expenses	24,169	17,341
Prior year true-up and other	4,959	78,828
Total	$85,778	$336,421

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

~  24  ~

9.     EMPLOYEE BENEFITS

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

10.     RELATED PARTY

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

11.     SUBSEQUENT EVENTS

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

~  25  ~

Casualty Company to ICC Holdings, Inc. Illinois Casualty will fund the proceeds either from cash on hand or borrowing from the FHLB.

~  26  ~

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

~  27  ~

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

For the six months ended June 30, 2018, we had direct written premium of $30,412,000, net premiums earned of $22,782,000, and net earnings of $467,000. For the six months ended June 30, 2017, we had direct premiums written of $26,410,000, net premiums earned of $21,549,000, and net earnings of $614,000. At June 30, 2018, we had total assets of $152,469,000 and equity of $62,170,000. At December 31, 2017, we had total assets of $152,335,000 and equity of $64,101,000.

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

~  28  ~

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

~  29  ~

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

~  30  ~

six Months Ended June 30, 2018 Compared to six Months Ended June 30, 2017

The major components of operating revenues and net earnings are as follows:

	For the Six-Months Ended
	June 30,
(In thousands)	2018	2017
Revenues
Total premiums earned	$22,782	$21,549
Investment income, net of investment expense	1,388	1,161
Realized investment gains, net	1,072	388
Other income	56	149
Total revenues	$25,298	$23,247
Summarized components of net earnings
Underwriting (loss)¹	$(1,617)	$(370)
Investment income, net of investment expense	1,388	1,161
Realized investment gains, net	1,072	388
Other income	56	149
General corporate expenses	270	268
Interest expense	76	110
Earnings, before income taxes	553	950
Income tax expense	86	336
Net earnings	$467	$614
Total other comprehensive (loss) earnings	(2,602)	597
Comprehensive (loss) earnings	$(2,135)	$1,211

1Calculated by subtracting the sum of loss and settlement expenses (2018  -$15,786 and 2017  -$13,464) and policy and acquisition costs and other operating expenses (2018 - $8,613 and 2017 - $8,455) from net premiums earned (2018  -$22,782 and 2017 - $21,549).

	For the Six-Months Ended June 30,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	69.29%	62.48%
Expense ratio[2]	37.81%	39.24%
Combined ratio[3]	107.10%	101.72%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the six months ended June 30, 2018 and 2017

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

~  31  ~

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

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $158,000, or 1.9%. The increased in policy acquisition costs and other operating expenses during the six months ended June 30, 2018 is primarily driven by an increase in contingent commissions.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

~  32  ~

Our expense ratio decreased by 143 basis points to 37.81% from 39.24% for the six months ended June 30, 2018 as compared to 2017.

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

Income Tax Expense

We reported income tax expense of $86,000 and $336,000 for the six months ended June 30, 2018 and 2017, respectively. The decrease in income tax expense in 2018 relates to both lower levels of pretax earnings and effective tax rates for the six months ended June 30, 2018 compared to the same period in 2017. Our effective tax rate for the six months ended June 30, 2018 was 15.5%, compared to 35.4% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was lower for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the decrease in the statutory rate as a result of the Tax Act.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  33  ~

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	June 30,
(In thousands)	2018	2017
Revenues
Total premiums earned	$11,485	$10,711
Investment income, net of investment expense	685	689
Realized investment gains, net	(30)	(57)
Other (loss) income	(1)	64
Total revenues	$12,139	$11,407
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(782)	$(873)
Investment income, net of investment expense	685	689
Realized investment (losses), net	(30)	(57)
Other income	(1)	64
General corporate expenses	133	129
Interest expense	27	57
Loss, before income taxes	(288)	(363)
Income tax benefit	(79)	(128)
Net loss	$(209)	$(235)
Total other comprehensive (loss) earnings	(35)	542
Comprehensive (loss) earnings	$(244)	$307

1Calculated by subtracting the sum of loss and settlement expenses (2018 -$7,791 and 2017 -$6,864) and policy and acquisition costs and other operating expenses (2018 - $4,476 and 2017 - $4,720) from net premiums earned (2018 -$11,485 and 2017 - $10,711).

	For the Three-Months Ended June 30,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	67.83%	64.09%
Expense ratio[2]	38.96%	44.07%
Combined ratio[3]	106.79%	108.16%

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

~  34  ~

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

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $244,000, or 5.2%. The decrease in policy acquisition costs and other operating expenses during the three months ended June 30, 2018 is primarily driven by an increase in deferred acquisition costs as a result of higher effective commission rates.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 511 basis points to 38.96% from 44.07% for the three months ended June 30, 2018 as compared to 2017.

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

Income Tax Expense

We reported income tax benefit of $79,000 and $128,000 for the three months ended June 30, 2018 and 2017, respectively. The decrease in income tax benefit in 2018 relates to a higher level of pretax earnings for the three months ended June 30, 2018 compared to the same period in 2017. Our effective tax rate for the three months ended June 30, 2018 was 27.6%, compared to

~  35  ~

35.3% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  36  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	June 30,	December 31,
	2018	2017
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,976 at 6/30/2018	$89,695	$89,605
and $87,773 at 12/31/2017)
Common Stocks (cost - $13,101 at 6/30/2018 and $7,631 at 12/31/2017)	12,907	8,534
Preferred Stocks (cost - $67 at 6/30/2018 and $3,783 at 12/31/2017)	66	3,867
Other invested assets	139	—
Property held for investment, at cost, net of accumulated depreciation of	3,113	3,127
$173 at 6/30/2018 and $51 at 12/31/2017
Cash and cash equivalents	4,055	6,877
Total investments and cash	109,975	112,010
Accrued investment income	668	687
Premiums and reinsurance balances receivable, net of allowances for	21,434	19,014
uncollectible amounts of $50 at 6/30/2018 and 12/31/2017
Ceded unearned premiums	686	275
Reinsurance balances recoverable on unpaid losses and settlement	8,288	10,030
expenses, net of allowances for uncollectible amounts of
$0 at 6/30/2018 and 12/31/2017
Federal income taxes	1,552	922
Deferred policy acquisition costs, net	5,091	4,592
Property and equipment, at cost, net of accumulated depreciation of	3,474	3,504
$4,816 at 6/30/2018 and $4,896 at 12/31/2017
Other assets	1,298	1,301
Total assets	$152,466	$152,335

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,388	$51,074
Unearned premiums	29,299	26,556
Reinsurance balances payable	944	327
Corporate debt	3,489	4,339
Accrued expenses	3,256	4,274
Other liabilities	1,922	1,664
Total liabilities	90,298	88,234

Equity:
Common stock[1]	35	35
Additional paid-in capital	32,419	32,333
Accumulated other comprehensive (loss) earnings, net of tax	(375)	2,227
Retained earnings	33,254	32,787
Less: Unearned ESOP shares at cost (6/30/18 - 316,468 shares and 12/31/17 - 328,122 shares)	(3,165)	(3,281)
Total equity	62,168	64,101
Total liabilities and equity	$152,466	$152,335

1 Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 - 3,183,532 and 2017 - 3,171,878 shares.

~  37  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2018	2017
Case reserves	$21,684	$19,997
IBNR reserves	21,416	21,047
Net unpaid losses and settlement expense	43,100	41,044
Reinsurance recoverable on unpaid loss and settlement expense	8,288	10,030
Reserves for unpaid loss and settlement expense	$51,388	$51,074

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2018 and December 31, 2017.

As of June 30, 2018

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$15,668	$16,070	$31,738
Property	2,990	4,158	7,148
Other	3,026	1,188	4,214
Total net reserves	21,684	21,416	43,100
Reinsurance recoverables	3,371	4,917	8,288
Gross reserves	$25,055	$26,333	$51,388

As of December 31, 2017

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$14,763	$15,384	$30,147
Property	1,789	4,303	6,092
Other	3,445	1,360	4,805
Total net reserves	19,997	21,047	41,044	$36,295	$41,383
Reinsurance recoverables	5,403	4,627	10,030	9,314	12,361
Gross reserves	$25,400	$25,674	$51,074	$45,609	$53,744

~  38  ~

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

~  39  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2013	2014	2015	2016	2017
As originally estimated	$22,064	$22,267	$24,293	$25,619	$29,801
As estimated at June 30, 2018	22,360	24,694	21,205	24,218	29,982
Net cumulative (deficiency) redundancy	$(296)	$(2,427)	$3,088	$1,401	$(181)
% (deficiency) redundancy	(1.3)%	(10.9)%	12.7%	5.5%	(0.6)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2017
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,295	4.9%
Recorded	41,044	0.0%
High End	41,383	-0.3%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,029	$(18)	$292	$(8)	$1,321	$(26)
MBS/ABS/CMBS	20,073	(296)	6,708	(373)	26,781	(669)
Corporate	17,435	(365)	756	(44)	18,191	(409)
Municipal	3,644	(33)	840	(36)	4,484	(69)
Total fixed maturities	42,181	(712)	8,596	(461)	50,777	(1,173)
Common stocks	7,254	(850)	—	—	7,254	(850)
Preferred stocks	66	(1)	—	—	66	(1)
Total temporarily impaired securities	$49,501	$(1,563)	$8,596	$(461)	$58,097	$(2,024)

~  40  ~

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,038	$(8)	$295	$(5)	$1,333	$(13)
MBS/ABS/CMBS	9,754	(24)	7,445	(200)	17,199	(224)
Corporate	5,584	(26)	2,024	(25)	7,608	(51)
Municipal	478	(2)	1,172	(15)	1,650	(17)
Total fixed maturities	16,854	(60)	10,936	(245)	27,790	(305)
Common stocks	637	(18)	—	—	637	(18)
Preferred stocks	843	(28)	521	(20)	1,364	(48)
Total temporarily impaired securities	$18,334	$(106)	$11,457	$(265)	$29,791	$(371)

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

~  41  ~

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

Other Assets

As of June 30, 2018 and December 31, 2017 other assets totaled $1,298,000 and $1,301,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees.

~  42  ~

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

ESOP

In connection with the offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC will make annual contributions to the ESOP sufficient to repay that loan. See Note 9 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

~  43  ~

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock options are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018. The RSUs vest 1/3 over three years from the date of grant. See Note 9 – Employee Benefits  of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2017 Annual Report on Form 10-K.

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

~  44  ~

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

~  45  ~

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

Item 4. Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  As described below in “Item 1A. Risk Factors. - Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.”, if the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

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

In connection with the preparation of this Form 10-Q/A, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective because of the material weakness in the internal control described.

~  46  ~

During the quarter ended September 30, 2018, we identified and assessed a material weakness relating to the accuracy of estimated contingent commissions as a result of a key report used in our estimation process having incomplete data.  Based on this discovery, we identified a $316,000 understatement in commissions for the quarter ended June 30, 2018.  Refer to the Explanatory Note and Note 2 - Restatement of Previously Issued Consolidated Financial Statements for the full impact of the understated commissions.  The material weakness related to controls in two areas: (1) reviewing the source data for contingent commission for completeness; and (2) monitoring information technology general controls (ITGC) as they relate to event logging and timely reporting of events including changes to business data.

We are developing a remediation plan and are in the process of designing and implementing new internal controls in an effort to remediate the material weakness described below.  Given the fact that these new internal controls have not been fully implemented we concluded that the material weakness was not remediated as of June 30, 2018.

In light of the material weakness in internal control over financial reporting, we engaged significant resources to perform supplemental procedures prior to filing this Quarterly Report on Form 10-Q/A.  These additional procedures allow us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Remediation

We are committed to remediating the material weakness in a timely manner.  We have begun to implement and monitor the following actions to accumulate adequate evidence over a reasonable period of time to determine that new or modified processes, procedures, controls and oversight relating to such controls are operating effectively:

•	key components of the contingent commission calculation are cross-checked to other financial reports to verify completeness of the data;
•	the estimated contingent commissions are also manually recalculated on a test basis to verify the calculations used in the source reports are accurate;
•	an automated alert has been tested and implemented to bring attention to job runs that have failed to fully populate source tables; and
•	an automated reasonability check has been implemented to compare actual data volume to expected data volume upon a job run’s completion.

We are expecting to implement other compensating ITGC controls to add an additional level of monitoring related to database and report changes that impact financial reporting procedures.

Changes in Internal Control over Financial Reporting

Except for the Company’s identification, assessment and development of a remediation plan of the material weakness described above, no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were identified during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Plan

~  47  ~

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

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  48  ~

Item 6. Exhibits

Exhibit Number	Description
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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  49  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2018.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  50  ~