Form 10-Q
period 2018-09-30
ICC Holdings, Inc.
filed 2018-11-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

_______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock outstanding as of November 9, 2018 was 3,303,279.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,576,198 at	$88,900,450	$89,605,073
9/30/2018 and $87,773,047 at 12/31/2017)
Common stocks¹ (cost - $13,137,108 at	13,607,356	8,534,109
9/30/2018 and $7,631,180 at 12/31/2017)
Preferred stocks (cost - $0 at	—	3,867,429
9/30/2018 and $3,783,311 at 12/31/2017)
Other invested assets	139,200	—
Property held for investment, at cost, net of accumulated depreciation of	3,431,342	3,126,566
$196,793 at 9/30/2018 and $127,161 at 12/31/2017
Cash and cash equivalents	2,702,706	6,876,519
Total investments and cash	108,781,054	112,009,696
Accrued investment income	659,855	687,453
Premiums and reinsurance balances receivable, net of allowances for	21,897,081	19,013,262
uncollectible amounts of $50,000 at 9/30/2018 and 12/31/2017
Ceded unearned premiums	705,753	274,972
Reinsurance balances recoverable on unpaid losses and settlement expenses,	9,479,267	10,029,834
net of allowances for uncollectible amounts of $0 at 9/30/2018 and 12/31/2017
Federal income taxes	1,562,550	922,405
Deferred policy acquisition costs, net	5,503,763	4,592,415
Property and equipment, at cost, net of accumulated depreciation of	3,492,814	3,503,904
$4,965,251 at 9/30/2018 and $4,896,042 at 12/31/2017
Other assets	1,169,055	1,301,420
Total assets	$153,251,192	$152,335,361
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$54,213,445	$51,074,126
Unearned premiums	30,378,327	26,555,582
Reinsurance balances payable	1,235,806	327,483
Corporate debt	3,487,017	4,339,208
Accrued expenses	3,725,805	4,274,002
Other liabilities	932,368	1,663,415
Total liabilities	93,972,768	88,233,816
Equity:
Common stock[2]	35,000	35,000
Treasury stock, at cost[3]	(2,999,995)	—
Additional paid-in capital	32,465,078	32,333,290
Accumulated other comprehensive (loss) earnings, net of tax	(162,345)	2,227,069
Retained earnings	33,046,128	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[4]	(3,105,442)	(3,281,220)
Total equity	59,278,424	64,101,545
Total liabilities and equity	$153,251,192	$152,335,361

1At September 30, 2018, common stock securities consist primarily of individual common stocks. At December 31, 2017, common stock consisted of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500.

2Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 - 2,992,734 and 2017 - 3,171,878 shares.

32018 –196,721 shares and 2017 – 0 shares

42018 –310,545 shares and 2017 – 328,122 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2018	2017
Net premiums earned	$12,137,690	$11,191,448
Net investment income	735,683	688,134
Net realized investment gains (losses)	15,029	(1,833)
Other income	74,051	48,667
Consolidated revenues	12,962,453	11,926,416
Losses and settlement expenses	8,611,573	8,063,401
Policy acquisition costs and other operating expenses	4,475,659	4,344,129
Interest expense on debt	32,553	64,810
General corporate expenses	128,803	183,540
Total expenses	13,248,588	12,655,880
Loss before income taxes	(286,135)	(729,464)
Total income tax benefit	(77,569)	(380,681)
Net loss	$(208,566)	$(348,783)

Other comprehensive earnings, net of tax	213,059	297,680
Comprehensive earnings (loss)	$4,493	$(51,103)

Earnings (loss) per share:
Basic:
Basic net loss per share	$(0.07)	$(0.11)
Diluted:
Diluted net loss per share	$(0.07)	$(0.11)

Weighted average number of common shares outstanding:
Basic	3,135,277	3,153,876
Diluted	3,136,764	3,153,876

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2018	2017
Net premiums earned	$34,919,705	$32,740,312
Net investment income	2,124,059	1,849,421
Net realized investment gains	1,087,229	442,945
Other-than-temporary impairment losses	—	(57,316)
Other income	130,222	197,647
Consolidated revenues	38,261,215	35,173,009
Losses and settlement expenses	24,398,009	21,527,043
Policy acquisition costs and other operating expenses	13,089,081	12,799,079
Interest expense on debt	108,335	174,349
General corporate expenses	398,859	451,660
Total expenses	37,994,284	34,952,131
Earnings before income taxes	266,931	220,878
Total income tax expense (benefit)	8,209	(44,260)
Net earnings	$258,722	$265,138

Other comprehensive (loss) earnings, net of tax	(2,389,414)	894,588
Comprehensive (loss) earnings	$(2,130,692)	$1,159,726

Earnings per share:
Basic:
Basic net earnings per share	$0.08	$0.08
Diluted:
Diluted net earnings per share	$0.08	$0.08

Weighted average number of common shares outstanding:
Basic	3,165,239	3,154,992
Diluted	3,166,726	3,154,992

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$258,722	$265,138
Adjustments to reconcile net earnings to net cash
used in operating activities
Net realized investment gains	(1,087,229)	(442,945)
Other-than-temporary impairment losses	—	57,316
Depreciation	519,471	628,778
Deferred income tax	4,101	138,384
Amortization of bond premium and discount	239,029	228,760
Stock-based compensation expense	307,566	—
Change in:
Accrued investment income	27,598	(191,794)
Premiums and reinsurance balances receivable, (net)	(2,883,819)	(739,651)
Ceded unearned premiums	(430,781)	(26,376)
Reinsurance balances payable	908,323	69,210
Reinsurance balances recoverable	550,567	474,459
Deferred policy acquisition costs	(911,348)	(393,189)
Unpaid losses and settlement expenses	3,139,319	(265,388)
Unearned premiums	3,822,745	2,011,562
Accrued expenses	(548,197)	(755,035)
Current federal income tax	(9,086)	(779,648)
Other	(598,682)	343,091
Net cash provided by operating activities	3,308,299	622,672
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(12,181,365)	(28,002,993)
Common stocks, available-for-sale	(13,932,332)	(5,900,497)
Preferred stocks, available-for-sale	(140,925)	(638,922)
Other invested assets	(39,200)	—
Property held for investment	(374,409)	(710,082)
Property and equipment	(444,603)	(422,364)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	10,181,569	5,670,040
Common stocks, available-for-sale	9,367,763	2,154,214
Preferred stocks, available-for-sale	3,927,722	55,199
Property and equipment	5,854	967
Net cash used in investing activities	(3,629,926)	(27,794,438)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	28,981,491
Proceeds from loans	—	3,499,149
Repayments of borrowed funds	(852,191)	(2,831,961)
Purchase of common stock	(2,999,995)	—
Net cash (used in) provided by financing activities	(3,852,186)	29,648,679
Net (decrease) increase in cash and cash equivalents	(4,173,813)	2,476,913
Cash and cash equivalents at beginning of year	6,876,519	4,376,847
Cash and cash equivalents at end of period	$2,702,706	$6,853,760
Supplemental information:
Federal income tax paid	$—	$600,000
Interest paid	140,881	141,098

See accompanying notes to consolidated financial statements.

~  6  ~

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

Prior to the conversion on March 24, 2017, the Parent Company did not engage in any operations. Since the conversion, the Parent Company’s primary assets are the outstanding equity of ICC, ICC Realty, LLC, Estrella Innovative Solutions, Inc., Beverage Insurance Agency, Inc., and a portion of the net proceeds from the stock offering completed in connection with the mutual-to-stock conversion. On the effective date of the conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc. The mutual-to-stock conversion was accounted for as a change in corporate form with the historic basis of ICC’s assets, liabilities, and equity unchanged as a result.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Ohio, and Wisconsin and markets through independent agents. Approximately 28.0% and 31.3% of the premium is written in Illinois for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended, September 30, 2018 and 2017, approximately 29.9% and 34.5% of the premium is written in Illinois, respectively. ICC sold its two wholly-owned subsidiaries, Beverage Insurance Agency, Inc. and Estrella Innovative Solutions, Inc. to ICC Holdings during the second quarter of 2018. ICC sold ICC Realty, LLC to its parent, ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2017 (the “2017 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2018, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

D.     PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2017 10-K/A. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies at a later date in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2018 and 2017, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2018	2017
Automobiles	$626,208	$794,959
Furniture and fixtures	434,352	425,825
Computer equipment and software	3,551,408	3,404,975
Home office	3,846,097	3,774,187
Total cost	8,458,065	8,399,946
Accumulated depreciation	(4,965,251)	(4,896,042)
Net property and equipment	$3,492,814	$3,503,904

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net earnings (loss) plus the change in unrealized gains and losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% and a 34% tax rate for the periods ending September 30, 2018 and 2017, respectively.

~  8  ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$284,725	$(59,794)	$224,931	$449,199	$(152,728)	$296,471
Reclassification adjustment for (gains) losses included in net earnings	(15,029)	3,157	(11,872)	1,833	(624)	1,209
Total other comprehensive (loss) earnings	$269,696	$(56,637)	$213,059	$451,031	$(153,352)	$297,680

	Nine-Month Periods Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(1,937,344)	$406,840	$(1,530,504)	$1,741,067	$(591,963)	$1,149,104
Reclassification adjustment for (gains) losses included in net earnings	(1,087,229)	228,319	(858,910)	(385,629)	131,113	(254,516)
Total other comprehensive (loss) earnings	$(3,024,573)	$635,159	$(2,389,414)	$1,355,438	$(460,850)	$894,588

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2018	2017	2018	2017	where Net Earnings is Presented
Unrealized gains (losses) on AFS investments:
	$(15,029)	$1,833	$(1,087,229)	$(442,945)	Net realized invesment losses (gains)
	—	—	—	57,316	Other-than-temporary impairment losses
	3,157	(624)	228,319	131,113	Income tax (benefit) expense
Total reclassification adjustment, net of tax	$(11,872)	$1,209	$(858,910)	$(254,516)

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

	For the Three-Months Ended Ended September 30,
				Net realized
	Proceeds	Gains	Losses	gain / (Loss)
2018
Fixed maturity securities	$3,512,293	$45,130	$(30,165)	$14,965
Common stocks	533,388	61,330	(60,591)	739
Preferred stocks	66,000	—	(675)	(675)
2017
Fixed maturity securities	$1,255,443	$—	$—	$—
Common stocks	198,499	—	(2,752)	(2,752)
Preferred stocks	55,199	919	—	919

	For the Nine-Months Ended September 30,
				Net realized
	Proceeds	Gains	Losses	gain
2018
Fixed maturity securities	$10,181,569	$97,917	$(56,280)	$41,637
Common stocks	9,367,763	1,164,192	(122,833)	1,041,359
Preferred stocks	3,927,722	86,863	(82,630)	4,233
2017
Fixed maturity securities	$5,670,040	$29,328	$(21)	$29,307
Common stocks	2,154,214	415,472	(2,752)	412,720
Preferred stocks	55,199	919	—	919

The amortized cost and estimated fair value of fixed income securities at September 30, 2018, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$813,225	$821,742
Due after one year through five years	23,865,819	23,769,718
Due after five years through 10 years	11,956,466	12,044,355
Due after 10 years	16,553,033	16,647,419
Asset and mortgage backed securities without a specific due date	36,387,655	35,617,216
Total fixed maturity securities	$89,576,198	$88,900,450

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  10  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in fixed income and equity securities as of September 30, 2018 and December 31, 2017:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. treasury	$1,348,107	$1,319,537	$—	$(28,570)
MBS/ABS/CMBS	36,387,655	35,617,215	29,751	(800,191)
Corporate	32,701,336	32,652,681	347,244	(395,899)
Municipal	19,139,100	19,311,017	333,420	(161,503)
Total fixed maturity securities	89,576,198	88,900,450	710,415	(1,386,163)
Equity securities:
Common stocks	13,137,108	13,607,356	1,225,227	(754,979)
Preferred stocks	—	—	—	—
Total equity securities	13,137,108	13,607,356	1,225,227	(754,979)
Total AFS securities	$102,713,306	$102,507,806	$1,935,642	$(2,141,142)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. treasury	$1,346,712	$1,333,725	$—	$(12,987)
MBS/ABS/CMBS	31,584,141	31,518,662	158,944	(224,423)
Corporate	31,038,526	31,989,174	1,001,906	(51,258)
Municipal	23,803,668	24,763,512	976,872	(17,028)
Total fixed maturity securities	87,773,047	89,605,073	2,137,722	(305,696)
Equity securities:
Common stocks	7,631,180	8,534,109	920,629	(17,700)
Preferred stocks	3,783,311	3,867,429	132,054	(47,936)
Total equity securities	11,414,491	12,401,538	1,052,683	(65,636)
Total AFS securities	$99,187,538	$102,006,611	$3,190,405	$(371,332)

All of the Company’s collaterized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $14,060,675 and $13,517,725 and commercial mortgage backed securities of $10,103,025 and $8,469,852 at September 30, 2018 and December 31, 2017, respectively.

~  11  ~

ANALYSIS

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of September 30, 2018, and December 31, 2017. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2018			December 31, 2017
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
U.S. treasury
Fair value	$342,250	$977,287	$1,319,537	$1,038,297	$295,428	$1,333,725
Cost or amortized cost	348,124	999,983	1,348,107	1,046,508	300,204	1,346,712
Unrealized loss	(5,874)	(22,696)	(28,570)	(8,211)	(4,776)	(12,987)

MBS/ABS/CMBS
Fair value	21,088,559	7,245,861	28,334,420	9,754,119	7,445,071	17,199,190
Cost or amortized cost	21,443,390	7,691,221	29,134,611	9,778,528	7,645,085	17,423,613
Unrealized loss	(354,831)	(445,360)	(800,191)	(24,409)	(200,014)	(224,423)

Corporate
Fair value	17,985,164	1,498,716	19,483,880	5,583,942	2,023,856	7,607,798
Cost or amortized cost	18,320,100	1,559,679	19,879,779	5,610,093	2,048,963	7,659,056
Unrealized loss	(334,936)	(60,963)	(395,899)	(26,151)	(25,107)	(51,258)

Municipal
Fair value	8,435,081	829,523	9,264,604	478,019	1,171,520	1,649,539
Cost or amortized cost	8,553,627	872,480	9,426,107	479,904	1,186,663	1,666,567
Unrealized loss	(118,546)	(42,957)	(161,503)	(1,885)	(15,143)	(17,028)

Subtotal, fixed income
Fair value	47,851,054	10,551,387	58,402,441	16,854,377	10,935,875	27,790,252
Cost or amortized cost	48,665,241	11,123,363	59,788,604	16,915,033	11,180,915	28,095,948
Unrealized loss	(814,187)	(571,976)	(1,386,163)	(60,656)	(245,040)	(305,696)

Common stock
Fair value	5,618,996		5,618,996	637,100	—	637,100
Cost or amortized cost	6,373,975	—	6,373,975	654,800	—	654,800
Unrealized loss	(754,979)	—	(754,979)	(17,700)	—	(17,700)

Preferred stock
Fair value	—	—	—	842,530	520,710	1,363,240
Cost or amortized cost	—	—	—	870,755	540,421	1,411,176
Unrealized loss	—	—	—	(28,225)	(19,711)	(47,936)

Total
Fair value	53,470,050	10,551,387	64,021,437	18,334,007	11,456,585	29,790,592
Cost or amortized cost	55,039,216	11,123,363	66,162,579	18,440,588	11,721,336	30,161,924
Unrealized loss	$(1,569,166)	$(571,976)	$(2,141,142)	$(106,581)	$(264,751)	$(371,332)

As of September 30, 2018, the Company held 129 common stock securities in an unrealized loss position. Of these 129 securities, none have been in an unrealized loss position for 12 consecutive months or longer. As of December 31, 2017, the Company held 13 equity securities that were in unrealized loss positions. Of these 13 securities, five were in an unrealized loss position for 12 consecutive months or longer and represented $19,711 in unrealized losses.

The fixed income portfolio contained 143 securities in an unrealized loss position as of September 30, 2018. Of these 143 securities, 31 have been in an unrealized loss position for 12 consecutive months or longer and represent $571,976 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the

~  12  ~

credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in net earnings during the first nine months ended September 30, 2018. For the nine months ended, September 30, 2017, the Company recognized in net earnings $57,316 of other-than-temporary impairment losses on an ETF included in common stock that was impaired during the second quarter of 2017. The securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

Other Invested Assets

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018 . Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, its carrying amount approximates fair value. As of September 30, 2018, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three and nine month periods ending September 30, 2018, there were no outstanding borrowings with the FHLBC.

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

Assets measured at fair value on a recurring basis as of September 30, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,319,537	$—	$—	$1,319,537
MBS/ABS/CMBS	—	35,617,215	—	35,617,215
Corporate	—	32,652,681	—	32,652,681
Municipal	—	19,311,017	—	19,311,017
Total fixed maturity securities	1,319,537	87,580,913	—	88,900,450
Equity securities
Common stocks	13,607,356	—	—	13,607,356
Preferred stocks	—	—	—	—
Total equity securities	13,607,356	—	—	13,607,356
Total AFS securities	$14,926,893	$87,580,913	$—	$102,507,806

Assets measured at fair value on a recurring basis as of December 31, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,333,725	$—	$—	$1,333,725
MBS/ABS/CMBS	—	31,518,662	—	31,518,662
Corporate	—	31,989,174	—	31,989,174
Municipal	—	24,763,512	—	24,763,512
Total fixed maturity securities	1,333,725	88,271,348	—	89,605,073
Equity securities
Common stocks	8,534,109	—	—	8,534,109
Preferred stocks	—	3,867,429	—	3,867,429
Total equity securities	8,534,109	3,867,429	—	12,401,538
Total AFS securities	$9,867,834	$92,138,777	$—	$102,006,611

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2018, and December 31, 2017. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the nine-month periods ended September 30, 2018 and 2017.

~  14  ~

4.     DEBT

As of September 30, 2018 and December 31, 2017, outstanding debt balances totaled $3,487,017 and $4,339,208, respectively. The average rate on remaining debt was 3.7% as of September 30, 2018, compared to 3.9% as of December 31, 2017.

Long-term debt consists of the following as of the periods referenced below:

	September 30,	December 31,
	2018	2017
Capital lease obligation	$—	$805,013
Debt obligation	3,487,017	3,534,195
Total	$3,487,017	$4,339,208

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. Lease payments totaled $- and $125,494 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, lease payments totaled $70,051 and $376,485, respectively. The outstanding lease obligation was $0 and $805,013 at September 30, 2018 and December 31, 2017, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of the debt agreements at September 30, 2018 and December 31, 2017 was $3,487,017 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the nine months ended September 30, 2018 and no interest paid on the line of credit during the nine months ended September 30, 2017. There are no financial covenants governing this agreement.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2018	2017
WRITTEN
Direct	$16,170,176	$14,117,001
Reinsurance assumed	16,199	114,391
Reinsurance ceded	(2,988,813)	(2,051,977)
Net	$13,197,562	$12,179,415
EARNED
Direct	$15,088,986	$13,131,193
Reinsurance assumed	17,500	111,311
Reinsurance ceded	(2,968,796)	(2,051,056)
Net	$12,137,690	$11,191,448
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$10,513,847	$11,132,969
Reinsurance assumed	36,653	21,356
Reinsurance ceded	(1,938,927)	(3,090,924)
Net	$8,611,573	$8,063,401

	Nine-Month Periods Ended September 30,
	2018	2017
WRITTEN
Direct	$46,582,507	$40,526,640
Reinsurance assumed	108,686	217,776
Reinsurance ceded	(8,379,524)	(6,018,919)
Net	$38,311,669	$34,725,497
EARNED
Direct	$42,751,784	$38,504,368
Reinsurance assumed	116,663	228,486
Reinsurance ceded	(7,948,742)	(5,992,542)
Net	$34,919,705	$32,740,312
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$29,111,003	$27,585,807
Reinsurance assumed	71,410	83,814
Reinsurance ceded	(4,784,404)	(6,142,578)
Net	$24,398,009	$21,527,043

~  16  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Nine-Months Ended
	September 30,
(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	22,587	22,897
Prior years	1,811	(1,370)
Total incurred	24,398	21,527
Deduct: Loss and settlement expense payments for claims incurred:
Current year	7,511	8,381
Prior years	13,197	12,937
Total paid	20,708	21,318
Net unpaid losses and settlement expense - end of the period	44,734	40,911
Plus: Reinsurance recoverable on unpaid losses	9,479	11,641
Gross unpaid losses and settlement expense - end of the period	$54,213	$52,552

7.     INCOME TAXES

The Company’s effective tax rate for the nine month period ended September 30, 2018, was 3.1%, compared to -20.0% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Tax Cuts and Jobs Act of 2017 (the Tax Act) lowered the federal corporate tax rate to 21% effective January 1, 2018. We are still analyzing certain aspects of the Tax Act and are refining our calculations of existing current and deferred tax amounts. No material changes were made to the tax effects recorded in 2017. Income tax expense for the three and nine-month periods ended September 30, 2018 and 2017, differed from the amounts computed by applying the U.S. federal tax rate of 21% and 34%, respectively, to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	September 30,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$(60,088)	$(248,016)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,951)	(9,105)
Tax-exempt interest income	(32,002)	(73,260)
Proration of tax exempt interest and dividends received deduction	10,192	9,664
Officer life insurance, net	3,579	5,794
Nondeductible expenses	12,439	14,089
Prior year true-ups and other	(2,738)	(79,847)
Total	$(77,569)	$(380,681)

~  17  ~

	For the Nine-Months Ended
	September 30,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$56,056	$75,099
Increase (reduction) in taxes resulting from:
Dividends received deduction	(26,852)	(27,311)
Tax-exempt interest income	(101,894)	(165,241)
Proration of tax exempt interest and dividends received deduction	31,684	26,192
Officer life insurance, net	10,386	16,590
Nondeductible expenses	36,608	31,430
Prior year true-up and other	2,221	(1,019)
Total	$8,209	$(44,260)

The Company had historically recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. As a result, the Company revalued deferred tax items as of December 31, 2017 to reflect the lower rate as provided for in the Tax Act. The Tax Act provides for a change in the methodology employed to calculate reserves for tax purposes. Beginning January 1, 2018, a higher interest rate assumption and longer payout patterns will be used to discount these reserves. In addition, companies will no longer be able to elect to use their own experience to discount reserves, but will instead be required to use the industry-based tables published by the Internal Revenue Service (IRS) annually; however, the 2018 tables have yet to be released. Consequently, the Company cannot reasonably estimate the impact this would have on deferred taxes at September 30, 2018.  Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset. In addition, management believes that when these deferred items reverse in future years, taxable income will be taxed at a federal rate of 21%.

As of September 30, 2018 and December 31, 2017, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2014 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the nine months ended September 30, 2018 and 2017, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2018, we recognized compensation expense of $290,247 related to 17,577 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2018. Of the 17,577 shares committed to be released, 1,932 shares were committed on September 30, 2018 and had no impact on the weighted average common shares outstanding for the three and nine months ended September 30, 2018. For the nine months ended September 30, 2017, we recognized compensation expense of $141,328 related to 8,680 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2017. Of the 8,680 shares committed to be released at December 31, 2017, 2,389 shares were committed on September 30, 2017 and had no impact on the weighted average common shares outstanding for the three and nine months ended September 30, 2017.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of September 30, 2018,  11,700 RSUs have been granted at a fair market value of $15.10. We recognized $14,844 and $35,818 of expense on these units in the three and nine months ended September 30, 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $140,852 as of September 30, 2018, which will be recognized over the remainder of the three-year vesting period.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $10,560 and $10,350 as of September 30, 2018 and 2017, respectively, related to his services to the Company.

Mr. Kevin Clinton is a director of the Company and owns more than 10% of the Company’s outstanding shares of common stock. On September 7, 2018, the Company repurchased from the Clinton-Flood Purchasers, as previously defined in our final prospectus filed with the SEC on February 13, 2017, which includes Mr. Kevin Clinton 196,721 shares of the Company’s common stock at a price of $15.25 per share. The Clinton-Flood Purchasers received an aggregate payment of $2,999,995 during the three months ended September 30, 2018 related to the share repurchase. Mr. Clinton was paid $2,071 and $805 as of September 30, 2018 and 2017, respectively, for travel reimbursement costs.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $3,355, and $2,690 as of September 30, 2018 and 2017, respectively. Griffin was paid $0 and $893,240 as of September 30, 2018 and 2017, respectively.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $85,841 and $46,286 as of September 30, 2018 and 2017, respectively.

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

Forward-looking statements involve risks, uncertainties and assumptions, including, among other things, the factors discussed under the heading “Item 1A. Risk Factors” of ICC Holdings, Inc.’s Annual Report on Form 10-K/A and those listed below. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q and other unforeseen risks. Readers should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

For the nine months ended September 30, 2018, we had direct written premium of $46,583,000, net premiums earned of $34,920,000, and net earnings of $259,000. For the nine months ended September 30, 2017, we had direct premiums written of $40,527,000, net premiums earned of $32,740,000, and net earnings of $265,000. At September 30, 2018, we had total assets of $153,251,000 and equity of $59,278,000. At December 31, 2017, we had total assets of $152,335,000 and equity of $64,101,000.

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

ICC’s expenses consist primarily of:

Losses and settlement expense

Losses and settlement expenses represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are combined ratio, written premiums, underwriting income, the losses and settlement expense ratio, the expense ratio, the ratio of net written premiums to statutory surplus and return on average equity.

We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and settlement expense, underwriting expense and combined ratios. We also measure profitability by examining underwriting income (loss) and net income (loss).

Losses and settlement expense ratio

The losses and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to premiums earned. We measure the losses and settlement expense ratio on an accident year and calendar year loss basis to

~  22  ~

measure underwriting profitability. An accident year losses and settlement expense ratio measures losses and settlement expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year losses and settlement expense ratio measures losses and settlement expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

Expense ratio

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other operating expenses to premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.

GAAP combined ratio

Our GAAP combined ratio is the sum of the losses and settlement expense ratio and the expense ratio and measures our overall underwriting profit. If the GAAP combined ratio is below 100%, we are making an underwriting profit. If our combined ratio is at or above 100%, we are not profitable without investment income and may not be profitable if investment income is insufficient.

Net premiums written to statutory surplus ratio

The net premiums written to statutory surplus ratio represents the ratio of net premiums written, after reinsurance ceded, to statutory surplus. This ratio measures our exposure to pricing errors in our current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and settlement expense, amortization of deferred policy acquisition costs, and other operating expenses from earned premiums. Each of these items is presented as a caption in our statements of operations.

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The major components of operating revenues and net earnings are as follows:

	For the Nine-Months Ended
	September 30,
(In thousands)	2018	2017
Revenues
Total premiums earned	$34,920	$32,740
Investment income, net of investment expense	2,124	1,849
Realized investment gains, net	1,087	386
Other income	130	198
Total revenues	$38,261	$35,173
Summarized components of net earnings
Underwriting (loss)¹	$(2,567)	$(1,586)
Investment income, net of investment expense	2,124	1,849
Realized investment gains, net	1,087	386
Other income	130	198
General corporate expenses	399	452
Interest expense	108	174
Earnings, before income taxes	267	221
Income tax expense (benefit)	8	(44)
Net earnings	$259	$265
Total other comprehensive (loss) earnings	(2,389)	895
Comprehensive (loss) earnings	$(2,130)	$1,160

1Calculated by subtracting the sum of losses and settlement expenses (2018 -$24,398 and 2017 -$21,527) and policy and acquisition costs and other operating expenses (2018 - $13,089 and 2017 - $12,799) from net premiums earned (2018 -$34,920 and 2017 - $32,740).

	For the Nine-Months Ended September 30,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	69.87%	65.75%
Expense ratio[2]	37.48%	39.09%
Combined ratio[3]	107.35%	104.84%

1Calculated by dividing losses and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and other operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

Premiums

Direct premiums written grew by $6,056,000, or 14.9%, to $46,583,000 for the nine months ended September 30, 2018 from $40,527,000 for the same period of 2017. Net written premium grew by $3,587,000, or 10.3%, to $38,312,000 for the nine months ended September 30, 2018 from $34,725,000 for the same period in 2017. Net premiums earned grew by $2,180,000, or 6.7%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased organic growth including the impact of recent geographical expansion efforts.

For the nine months ended September 30, 2018, we ceded to reinsurers $7,949,000 of earned premiums, compared to $5,993,000 of earned premiums for the nine months ended September 30, 2017. Ceded earned premiums as a percent of direct premiums written was 17.1% in the nine months ended September 30, 2018, and 14.8% in the nine months ended September 30, 2017.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

~  24  ~

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy reinstatement fees. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $68,000 or 34.3% during the nine months ended September 30, 2018 as compared to the same period of 2017 primarily as a result of an increase in premiums written off.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Nine-Months Ended
	September 30,
(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	22,587	22,897
Prior years	1,811	(1,370)
Total incurred	24,398	21,527
Deduct: Loss and settlement expense payments for claims incurred:
Current year	7,511	8,381
Prior years	13,197	12,937
Total paid	20,708	21,318
Net unpaid losses and settlement expense - end of the period	44,734	40,911
Plus: Reinsurance recoverable on unpaid losses	9,479	11,641
Gross unpaid losses and settlement expense - end of the period	$54,213	$52,552

Net unpaid losses and settlement expense increased $3,823,000, or 9.3%, in the nine months ended September 30, 2018 as compared to the same period in 2017. For the nine months ended September 30, 2018 and 2017, we experienced unfavorable development of $1,811,000 and favorable development of $1,370,000, respectively. The increase in unfavorable development was primarily driven by the workers compensation and Businessowners Liability lines of business.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,871,000, or 13.3%, to $24,398,000 for the nine months ended September 30, 2018, from $21,527,000 for the same period in 2017. The increase in losses and settlement expenses for the nine months ended September 30, 2018 is primarily due to weaker Businessowners Liability and Workers Compensation results.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $290,000, or 2.3%.  The primary driver is an increase in self-funded employee medical expenses of $405,000 for the nine months ended September 30, 2018 as compared to the same period in 2017.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Other operating expenses.

Our expense ratio decreased by 161 basis points to 37.48% from 39.09% for the nine months ended September 30, 2018 as compared to 2017.

~  25  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $53,000, or 11.7%,  during the nine months ended September 30, 2018 as compared to the same period in 2017.

Investment Income

Net investment income increased by $275,000, or 14.9%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily from increases from the available for sale securities portfolio. Average cash and invested assets during the nine months ended September 30, 2018 was $110,395,000 compared to $96,154,000 during the same period in 2017, an increase of $14,241,000, or 14.8%. The increase in the portfolio was primarily due to proceeds from the initial public offering that closed on March 24, 2017.

Interest Expense

Interest expense decreased to $108,000 for the nine months ended September 30, 2018 from $174,000 for the same period during 2017. This 37.9% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions, prepaying debt agreements entered into during 2016, as well as the elimination of surplus notes through conversion and redemptions in March 2017. The decrease in interest expense resulting from the early reduction of corporate debt was partially offset by an increase in interest expense on a debt agreement entered into in March 2017. See Financial Position – Leasehold Obligations and Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $8,000 and income tax benefit of $44,000 for the nine months ended September 30, 2018 and 2017, respectively. The increase in income tax expense in 2018 relates to higher levels of pretax earnings and lower effective tax rates for the nine months ended September 30, 2018 compared to the same period in 2017. Our effective tax rate for the nine months ended September 30, 2018 was 3.1%, compared to -20.0% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects. The effective rate was higher for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the decrease in the tax benefit received from tax exempt interest resulting from a decrease in statutory rate as a result of the Tax Act.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  26  ~

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	September 30,
(In thousands)	2018	2017
Revenues
Total premiums earned	$12,138	$11,191
Investment income, net of investment expense	736	688
Realized investment gains, net	15	(2)
Other income	74	48
Total revenues	$12,963	$11,925
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(950)	$(1,216)
Investment income, net of investment expense	736	688
Realized investment gains (losses), net	15	(2)
Other income	74	48
General corporate expenses	128	184
Interest expense	33	65
Loss, before income taxes	(286)	(731)
Income tax benefit	(78)	(381)
Net loss	$(208)	$(350)
Total other comprehensive earnings	213	298
Comprehensive earnings (loss)	$5	$(52)

1Calculated by subtracting the sum of losses and settlement expenses (2018 -$8,612 and 2017 -$8,062) and policy and acquisition costs and other operating expenses (2018 - $4,476 and 2017 - $4,344) from net premiums earned (2018 -$12,138 and 2017 - $11,191).

	For the Three-Months Ended September 30,
	2018	2017
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	70.95%	72.05%
Expense ratio[2]	36.88%	38.82%
Combined ratio[3]	107.83%	110.87%

1Calculated by dividing loses and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and other operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

Premiums

Direct premiums written grew by $2,054,000, or 14.5%, to $16,171,000 for the three months ended September 30, 2018 from $14,117,000 for the same period of 2017. Net written premium grew by $1,019,000, or 8.4%, to $13,198,000 for the three months ended September 30, 2018 from $12,179,000 for the same period in 2017. Net premiums earned grew by $947,000, or 8.5%, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increased organic growth including the impact of geographical expansion efforts.

For the three months ended September 30, 2018, we ceded to reinsurers $2,969,000 of earned premiums, compared to $2,051,000 of earned premiums for the three months ended September 30, 2017. Ceded earned premiums as a percent of direct premiums written was 18.4% in the three months ended September 30, 2018, and 14.5% in the three months ended September 30, 2017.

~  27  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy reinstatement fees. Another component of other income is attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $26,000 or 54.2% during the three months ended September 30, 2018 as compared to the same period of 2017 primarily as a result of third party sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc.

Losses and Settlement Expenses

Losses and settlement expenses increased by $549,000, or 6.8%, to $8,612,000 for the three months ended September 30, 2018, from $8,063,000 for the same period in 2017. The increase in losses and settlement expenses for the three months ended September 30, 2018 is primarily due to weaker Businessowners Liability and Workers Compensation results.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $132,000, or 3.0% for the three months ended September 30 , 2018 compared to the same period of 2017.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 194 basis points to 36.88% from 38.82% for the three months ended September 30, 2018 as compared to 2017.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $56,000, or 30.4%, in the three months ended September 30, 2018 as compared to the same period in 2017.

Investment Income

Net investment income increased by $48,000, or 7.0%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily from increases from the available for sale securities portfolio. Average cash and invested assets during the three months ended September 30, 2018 was $109,378,000 compared to $113,116,000 during the same period in 2017, a decrease of $3,738,000, or 3.3%.

Interest Expense

Interest expense decreased to $33,000 for the three months ended September 30, 2018 from $65,000 for the same period during 2017. This 49.2% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions, prepaying debt agreements entered into during 2016, as well as the elimination of surplus notes through conversion and redemptions in March 2017. The decrease in interest expense resulting from the early reduction of corporate debt was partially offset by an increase in interest expense on a debt agreement entered into in March 2017. See Financial Position – Leasehold Obligations and Financial Position – Debt Obligations.

~  28  ~

Income Tax Expense

We reported income tax benefit of $78,000 and $381,000 for the three months ended September 30, 2018 and 2017, respectively. The decrease in income tax benefit in 2018 relates to a higher level of pretax earnings for the three months ended September 30, 2018 compared to the same period in 2017. Our effective tax rate for the three months ended September 30, 2018 was 27.1%, compared to 52.2% for the same period in 2017. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  29  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	September 30,	December 31,
	2018	2017
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,576 at 9/30/2018	$88,900	$89,605
and $87,773 at 12/31/2017)
Common Stocks (cost - $13,137 at 9/30/2018 and $7,631 at 12/31/2017)	13,608	8,534
Preferred Stocks (cost - $0 at 9/30/2018 and $3,783 at 12/31/2017)	—	3,867
Other invested assets	139	—
Property held for investment, at cost, net of accumulated depreciation of	3,431	3,127
$197 at 9/30/2018 and $127 at 12/31/2017
Cash and cash equivalents	2,703	6,877
Total investments and cash	108,781	112,010
Accrued investment income	660	687
Premiums and reinsurance balances receivable, net of allowances for	21,897	19,014
uncollectible amounts of $50 at 9/30/2018 and 12/31/2017
Ceded unearned premiums	706	275
Reinsurance balances recoverable on unpaid losses and settlement	9,479	10,030
expenses, net of allowances for uncollectible amounts of
$0 at 9/30/2018 and 12/31/2017
Federal income taxes	1,562	922
Deferred policy acquisition costs, net	5,504	4,592
Property and equipment, at cost, net of accumulated depreciation of	3,493	3,504
$4,965 at 9/30/2018 and $4,896 at 12/31/2017
Other assets	1,169	1,301
Total assets	$153,251	$152,335

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$54,213	$51,074
Unearned premiums	30,378	26,556
Reinsurance balances payable	1,237	327
Corporate debt	3,487	4,339
Accrued expenses	3,726	4,274
Other liabilities	932	1,664
Total liabilities	93,973	88,234

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,000)	—
Additional paid-in capital	32,465	32,333
Accumulated other comprehensive (loss) earnings, net of tax	(162)	2,227
Retained earnings	33,046	32,787
Less: Unearned ESOP shares at cost (9/30/18 - 310,545 shares and 12/31/17 - 328,122 shares)	(3,106)	(3,281)
Total equity	59,278	64,101
Total liabilities and equity	$153,251	$152,335

1 Par value $0.01; authorized: 2018 - 10,000,000 shares and  2017 – 10,000,000 shares; issued: 2018 - 3,500,000 shares and 2017 – 3,500,000 shares;  outstanding: 2018 – 2,992,734 and 2017 - 3,171,878 shares.

22018 –196,721 shares and 2017 – 0 shares

~  30  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2018	2017
Case reserves	$22,922	$19,997
IBNR reserves	21,812	21,047
Net unpaid losses and settlement expense	44,734	41,044
Reinsurance recoverable on unpaid loss and settlement expense	9,479	10,030
Reserves for unpaid loss and settlement expense	$54,213	$51,074

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2018 and December 31, 2017.

As of September 30, 2018

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$17,171	$16,472	$33,643
Property	2,970	1,173	4,143
Other	2,781	4,167	6,948
Total net reserves	22,922	21,812	44,734
Reinsurance recoverables	4,559	4,920	9,479
Gross reserves	$27,481	$26,732	$54,213

As of December 31, 2017

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$14,763	$15,384	$30,147
Property	1,789	4,303	6,092
Other	3,445	1,360	4,805
Total net reserves	19,997	21,047	41,044	$36,295	$41,383
Reinsurance recoverables	5,403	4,627	10,030	9,314	12,361
Gross reserves	$25,400	$25,674	$51,074	$45,609	$53,744

~  31  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2018 and 2017, we experienced unfavorable development of $1,811,000 and favorable development of $1,370,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2017 at $41,044,000. As of September 30, 2018, that reserve was re-estimated at $42,855,000, which is $1,811,000, or 4.4%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.2)% to 7.0%. As shown in the table below, since 2013 the variance in our originally estimated accident year was (11.3)% deficient to 11.9% redundant as of September 30, 2018.

~  32  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2013	2014	2015	2016	2017
As originally estimated	$22,064	$22,267	$24,293	$25,619	$29,801
As estimated at September 30, 2018	22,364	24,782	21,397	24,405	29,828
Net cumulative (deficiency) redundancy	$(300)	$(2,515)	$2,896	$1,215	$(27)
% (deficiency) redundancy	(1.4)%	(11.3)%	11.9%	4.7%	(0.1)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2017
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$36,295	4.9%
Recorded	41,044	0.0%
High End	41,383	-0.3%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$342	$(6)	$977	$(23)	$1,319	$(29)
MBS/ABS/CMBS	21,089	(355)	7,246	(445)	28,335	(800)
Corporate	17,985	(335)	1,499	(61)	19,484	(396)
Municipal	8,435	(118)	829	(43)	9,264	(161)
Total fixed maturities	47,851	(814)	10,551	(572)	58,402	(1,386)
Common stocks	5,619	(755)	—	—	5,619	(755)
Preferred stocks	—	—	—	—	—	—
Total temporarily impaired securities	$53,470	$(1,569)	$10,551	$(572)	$64,021	$(2,141)

~  33  ~

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,038	$(8)	$295	$(5)	$1,333	$(13)
MBS/ABS/CMBS	9,754	(24)	7,445	(200)	17,199	(224)
Corporate	5,584	(26)	2,024	(25)	7,608	(51)
Municipal	478	(2)	1,172	(15)	1,650	(17)
Total fixed maturities	16,854	(60)	10,936	(245)	27,790	(305)
Common stocks	637	(18)	—	—	637	(18)
Preferred stocks	843	(28)	521	(20)	1,364	(48)
Total temporarily impaired securities	$18,334	$(106)	$11,457	$(265)	$29,791	$(371)

The unrealized losses as of September 30, 2018 and December 31, 2017 were primarily related to increase in interest rates. The overall equity market returns for the quarter were quite strong and our portfolio performed in line with market indices. However, value has underperformed growth overall, which impacted the largest portion of our portfolio. Large banks, to which we are allocated in our value portfolio, suffered in performance during the quarter due to rising rates. Energy firms and tech stocks were also impacted by market dynamics, and trade and cybersecurity concerns. However, they are expected to recover. The portfolio benefitted from a higher weight to large cap stocks, as large cap outperformed small cap over the quarter. The positive equity market returns were largely driven by strong corporate earnings growth, with the second consecutive quarter at 25 percent growth. Positive impacts, driven by elevated levels of business and consumer confidence and aggressive stock buyback activity, offset some of the negative trade headlines. The unrealized losses on fixed maturities as of September 30, 2018 also reflects the increase in interest rates that occurred in the third quarter (5yr Treasury rates up about 20 bps).  However, spreads in Corporate bonds tightened about 17 bps during the quarter which helped offset some of the drag from higher interest rates. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

For the nine months ended September 30, 2018, the Company did not take an impairment charge on any of its security holdings. For the nine months ended September 30, 2017, the Company incurred $57,000 of OTTI losses on an ETF included in common stock that was impaired in the three months ended June 30, 2017 and subsequently sold in the three months ended September 30, 2017. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  34  ~

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2018 and December 31, 2017, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2018 and December 31, 2017, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Deferred acquisition costs	$5,504	$4,592
Unearned premium reserves	30,378	26,556

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

As of September 30, 2018 and December 31, 2017, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2014 through current year are open for examination.

~  35  ~

Other Assets

As of September 30, 2018 and December 31, 2017 other assets totaled $1,169,000 and $1,301,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees.

Outstanding Debt

As of September 30, 2018 and December 31, 2017, outstanding debt balances totaled $3,487,017 and $4,339,208, respectively. The average rate on remaining debt was 3.7% as of September 30, 2018, compared to 3.9% as of December 31, 2017.The debt balance as of September 30, 2018 is comprised of debt obligations. The debt balance as of December 31, 2017 was comprised of leasehold obligations and debt obligations.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. Lease payments totaled $- and $125,494 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, lease payments totaled $70,051 and $376,485, respectively. The outstanding lease obligation was $0 and $805,013 at September 30, 2018 and December 31, 2017, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March of 2018. The total balance of the debt agreements at September 30, 2018 and December 31, 2017 was $3,487,017 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the nine months ended September 30, 2018 and no interest paid on the line of credit during the nine months ended September 30, 2017. There are no financial covenants governing this agreement.inancial covenants governing this agreement.

ESOP

In connection with the offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC will make annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

~  36  ~

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock options are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018. The RSUs vest 1/3 over three years from the date of grant. See Note 8 – Employee Benefits  of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2017 Annual Report on Form 10-K/A.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash flows from financing activities during the nine months ended September 30, 2018 compared to the same period in 2017 relates to the 2017 initial public offering and changes in debt and shares outstanding which occurred during the first quarter of 2017.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$3,308	$623
Net cash used in investing activities	(3,630)	(27,794)
Net cash (used in) provided by financing activities	(3,852)	29,649
Net (decrease) increase in cash and cash equivalents	$(4,174)	$2,478

 ICC Holdings, Inc.’s principal source of liquidity will be dividend payments and other fees received from ICC its other subsidiaries. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

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

Additionally, our insurance company, ICC, became a member of the FHLBC in February 2018. Membership in the Federal Home Loan Bank System provides ICC access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month period ended September 30, 2018, there were no outstanding borrowing amounts with the FHLBC.

~  37  ~

The following table summarizes, as of September 30, 2018, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$54,213	$23,210	$22,154	$5,982	$2,867
Debt obligations	3,937	35	277	3,625	—
Operating lease obligations	111	111	—	—	—
Total	$58,261	$23,356	$22,431	$9,607	$2,867

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	September 30, 2018
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,112)	$81,788
100 basis point increase	(3,636)	85,264
No change	—	88,900
100 basis point decrease	3,672	92,572
200 basis point decrease	7,174	96,074

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

Item 4. Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  As described in “Item 1A. Risk Factors. - Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.” in the Quarterly Report on Form 10-Q/A for the period ended June 30, 2018, if the Company’s remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30,

~  39  ~

2018, our disclosure controls and procedures were not effective because of the material weakness in the internal control described in this Quarterly Report on Form 10-Q for the period ended September 30, 2018.

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

As described in this Quarterly Report on Form 10-Q for the period ended September 30, 2018, we are developing a remediation plan and are in the process of designing and implementing new internal controls in an effort to remediate the material weakness described below.  Given the fact that these new internal controls have not been fully implemented we concluded that the material weakness was not remediated as of September 30, 2018.

In light of the material weakness in internal control over financial reporting, we engaged significant resources to perform supplemental procedures prior to filing this Quarterly Report on Form 10-Q.  These additional procedures allow us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

Except for the Company’s identification, assessment and development of a remediation plan of the material weakness described above,  there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2018, which could materially affect our business, financial condition or future results.

~  40  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 1 – July 30, 2018	—	$—	—	$$3,000,000
August 1 – August 31, 2018	—	—	—	$6,000,000
September 1 – September 30, 2018	196,721	15.25	196,721	$3,000,005
Total	196,721	$15.25	196,721

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.
(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  41  ~

Item 6. Exhibits

Exhibit Number	Description
3.1

Form of Amended and Restated Articles of Incorporation of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

3.2

Form of Amended and Restated Bylaws of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

10.1

Stock Purchase Agreement, dated August 31, 2018, by and between ICC Holdings, Inc. and certain entities and individuals identified on Annex A thereto (incorporated by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D/A (File No. 000-1701992) filed by R. Kevin Clinton on September 12, 2018).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

~  42  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2018.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  43  ~