Form 10-K
period 2018-12-31
ICC Holdings, Inc.
filed 2019-04-01
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018, based upon the closing sale price of the Common Stock  on June 29, 2018 as reported on the NASDAQ Stock Market, LLC, was $33,613,363. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 06, 2019 was 3,306,561.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

~  2  ~

Item 1. Business

Overview

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., an inactive insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC,) an operating insurance company. ICC is an Illinois domiciled company.

ICC Holdings, Inc. was formed so that it could acquire all of the capital stock of ICC in a mutual-to-stock conversion. The plan of conversion was approved by ICC policyholders at a special meeting on March 17, 2017. Simultaneously, surplus notes totaling $1.65 million were converted into 165,000 shares of the Company’s common stock. The Company’s offering closed on March 24, 2017, and our Employee Stock Ownership Plan (ESOP) purchased 350,000 of the shares in the offering. On March 28, 2017, the Company’s stock began trading on the NASDAQ Capital Market under the ticker symbol “ICCH”. Proceeds received from the offering net of offering costs and underwriting fees was $28.7 million. Prior to the conversion on March 24, 2017, the Parent Company did not engage in any operations.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 29.7% and 33.7% of the premium was written in Illinois for the years ended December 31, 2018 and December 31, 2017, respectively. ICC sold its two wholly-owned subsidiaries, Beverage Insurance Agency, Inc. and Estrella Innovative Solutions, Inc. to the Parent Company during the second quarter of 2018. ICC sold ICC Realty, LLC to the Parent Company during the fourth quarter of 2017. The Company operates as a single segment.

We primarily market our products through a network of 176 independent agents in the states that we write in. ICC has been assigned, as of April 27, 2018, a “B++” (Good) financial strength rating by A.M. Best Company, Inc. (A.M. Best), which is the fifth highest out of fifteen possible ratings. ICC’s most recent evaluation by A.M. Best is occurring on March 27, 2019 and therefore the ratings from this evaluation will not be available at the time of this report. ICC’s prior evaluation with A.M. Best occurred on March 29, 2018, when A.M. Best affirmed its Financial Strength Rating (FSR) of “B++” and upgraded the Issuer Credit Rating (ICR) to “bbb+” from “bbb” (Good). At that time, the outlook of the FSR as well as the Long-Term ICR is stable. A.M. Best also upgraded the Long-Term ICR to “bb+” from “bb” of ICC Holdings, Inc. The outlook assigned, as of April 27, 2018, to the credit rating of the Company is stable.

Since inception, ICC has specialized in providing customized insurance products and aggressive claims defense for customers exclusively in the food and beverage industry.

ICC was founded as an inter-insurance exchange in 1950 based upon the recognition that establishments serving alcohol require unique insurance protection. Beginning in 1998, we expanded the scope of our product offerings beyond liquor liability to include property, general liability, and umbrella. Workers compensation coverage was added in 2007. Our goal is to meet the full range of business insurance needs of our clients in the food and beverage industry.

In 1999, ICC recognized the significant need to automate. Upon determining available commercial software was inadequate to meet our long-term vision, we contracted the development of an integrated platform to handle agency, policy, and vendor management. Introduced in 2001, the first module successfully improved productivity and reporting capabilities. We built on that success by adding document imaging, claims, billing, and risk management modules. As it has grown, our information management system has provided us with a unique and comprehensive ability to automate processes, track and examine risk traits, and monitor claims development. As a result, ICC has constructed and leveraged a multi-variant pricing algorithm that allows us to better analyze our business in order to more effectively price to actual exposure.

ICC mutualized in 2004 and began to expand its territory geographically within the Midwest. We are an admitted carrier in 13 states: Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Michigan, Missouri, Ohio, Oregon, Pennsylvania, Tennessee, and Wisconsin. As we expanded our territory and product lines, we have maintained our focus and commitment to the food and beverage industry. As a result, we have developed an expertise in our niche, particularly within the areas of underwriting, loss control, and claims management. ICC continues to leverage that experience into the ongoing development of innovative insurance products and services uniquely tailored to the food and beverage industry.

~  3  ~

ICC is subject to examination and comprehensive regulation by the Illinois Department of Insurance. See Item 1. Business — Regulation.

Our executive offices are located at 225 20th Street, Rock Island, Illinois 61201, and our phone number is (309) 793-1700. Our corporate website address is http://IR.ICCHoldingsInc.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and such information should not be considered to be part of this Annual Report on Form 10-K.

Our Business Strategies

We believe that our mission is to deliver expertly crafted insurance products and services for the food and beverage industry. Accordingly, we believe that this focus positions us to write profitable business in both hard insurance markets (where industry capital is constricted, competition is low, and premium rates are rising) and soft insurance markets (where industry capital is rising, competition is high and premium rates are falling). As part of our business process, we have developed our business strategy and focus using the following guiding principles to reflect the essence of who we aspire to be:

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

•	leverage business intelligence to maximize performance, increase operational efficiency, and price our products for sustained profitability;
•	implement an investment strategy that maximizes return within acceptable risk tolerances;
•	promote a culture of excellence that encourages teamwork and contributes to talent retention and development; and
•	maintain a robust and comprehensive enterprise risk management program, focused on upside optimization and downside mitigation.

~  4  ~

Competitive Growth Strategies

Technology – We believe that existing and developing technology and information systems are and will continue to impact the insurance industry’s use of risk analysis in the underwriting process, provide tools for reduction of claims, and modernize the claims handling process. As part of our focus, we have internally developed a completely integrated policy management system. This system allows us to leverage loss control data for predictive analytics in both the claims and underwriting areas. For example, in the underwriting area, we create pricing models taking into account the unique characteristics of our customers, with industry-specific variables such as latest hour of close, type and frequency of on-site entertainment, and average alcoholic beverage pricing. We also have achieved better efficiency by moving to a more paperless organization and integrated off-site employees in our claims, underwriting, accounting, loss control and IT development areas. We intend to remain a leader in the industry in utilizing technology and data analysis to price our coverage based on the risk assumed, reduce accidents and provide prompt claims response.

Industry Expertise – We have been providing the food and beverage industry with insurance products and services since 1950. By leveraging our experience, we better understand our customers and their needs, which allows us to better price our products and services and defend claims aggressively and economically, using the experience of our in-house legal department and an established network of specialized defense attorneys. As a result, we are the exclusively endorsed property and liability insurance provider for the Indiana Restaurant and Lodging Association, the Illinois Licensed Beverage Association, the Minnesota Licensed Beverage Association, Hospitality Business Alliance, and the Tavern League of Colorado. We also provide insurance agents with continuing education on industry topics, such as liquor liability, kitchen fire prevention, and alcohol server training. For policyholders serving liquor, we provide certified alcohol server training as a value-added service and risk elimination/mitigation tool. Our employees are also regular panel speakers at local and national claims conferences.

Enterprise Risk Management – As part of our effort to grow responsibly, we have put in place a cross-functional, multi-dimensional enterprise risk management program. The program is focused on financial, organization, operational, tactical, market and legal risks and managed at three different levels: the enterprise risk committee of our board of directors, our internal enterprise risk management committee and our internal audit committee. The focus of the enterprise risk committee of our board of directors along with our actuarial manager is on oversight, top tier risk, emerging risks, and risk optimization. The internal enterprise risk committee is comprised of our senior management team, which is focused on conducting a review of all risks attendant to the Company at least annually; rating triaged risks for severity, frequency, and control; completing risk control reports for stress testing, risk tolerance, and mitigation plans; measuring and monitoring risk on an ongoing basis; and tying enterprise risk management to individual performance evaluations and compensation. In early 2018, the Company, working with its reinsurance broker, completed its first economic capital model for the insurance operations at ICC. Our internal audit function focuses on policy and procedure compliance and mitigation plans.

Growth Strategies

While we have established a significant market share in our existing territories, we believe that there is still opportunity for growth within our existing footprint. We will continue to seek out insurance agency partners who have a commitment to our niche and an ability to sell the value represented by our products. Our long-term growth plan also involves expanding geographically into states where we believe current insurance laws provide an attractive market within our niche for our existing products and services. We expanded into Colorado and Kansas during 2017, became licensed in Oregon and Pennsylvania during 2017 and became licensed in Tennessee in 2018.  We began writing premium in Michigan during the second quarter of 2018. We will consider geographic expansion opportunities that allow us to leverage existing agency relationships whose footprints overlap our own. Growth opportunities will always be carefully evaluated with long term profitability at the forefront of the decision making process.

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

Maintaining Our Financial Strength Ratings.

In April 2018, A.M. Best affirmed ICC’s financial strength rating of “B++” stable outlook. A key to achieving our goal of significant growth in our premiums written, is obtaining an A.M. Best rating of “A-” or better. Increasing our capitalization and maintaining strong operating performance, are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

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

Competitive Strengths

Our opportunity for growth is driven by our competitive strengths, which include the following:

Use of Data and Metrics to Improve our Underwriting Results.

Our analysis of data available through both governmental and other industry resources, combined with our internal data, drive our underwriting and pricing decisions. We have developed a multi-variant risk grading system and pricing algorithm that combines both objective and subjective inputs that drive both whether to provide coverage and pricing. This information helps us avoid providing coverage to higher risk insureds while improving our overall risk profile. Most risks we insure are inspected within the first 60 days of policy binding, which permits us to cancel the policy if we determine that the insured is not an acceptable risk or pricing is inadequate. Each inspection consists of an extensive risk profile questionnaire as well as 25 to 100 pictures of the insured’s place of business. We believe this approach reduces claims frequency.

Focus on niche food and beverage business.

We target niche markets within the food and beverage industry that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic focus. We develop and deliver specialty insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit. We believe that our extensive experience and expertise specific to underwriting and claims management in the food and beverage industry will allow continued loss ratio improvement in 2019 and going forward. The Company is committed to retaining this underwriting and claim handling expertise as a core competency as the volume of business increases.

Strong market presence with name recognition and long-standing producer relationships.

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 29.7% of current direct premium is written in Illinois, during the year ended December 31, 2018.

Great care is taken in building the ICC brand in all states of operation and the Company holds significant market share in nearly all states serviced. ICC acknowledges that each state, each agency and each customer is unique. A commitment to quality of product and services is universally important and recognized.

Scalable operations positioned for growth.

We are focused on automation and operating efficiencies across its core functional areas. We have consistently increased premium per full time equivalent employee for five consecutive years and are positioned to continue that trend with current growth plans. We believe we are well-positioned in both terms of personnel and systems to increase written premiums and to expand into new geographic markets with better than industry level profitability using the efficient operating infrastructure we have developed.

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 22 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 22 years of experience in the insurance industry. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 25 years of underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 22 years’ experience in information technologies and 15 years’ experience in the insurance industry. Additionally, Julia B. Suiter, our Chief Legal Officer, has served with ICC since 2009 and has over 22 years’ experience in insurance defense and contract law. Kathleen S. Springer, our Chief Human Resources Officer, has served with ICC since 2008 and has over 22 years’ experience in benefits, compensation, and talent acquisition and more than 9 years’ experience in the insurance industry. Rickey Plunkett, our Director of Claims, has served with ICC since 2010 and has over 37 years of experience in the claims field. As a group, our executive officers have on average more than 20 years’ experience in the property and casualty insurance industry.

~  7  ~

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2018, ICC had 5,926 BOP policies, 5,707 liquor liability policies, 2,167 worker’s compensation policies and 1,522 commercial umbrella policies. 90.5% of BOP policies and 90.2% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Marketing and Distribution

Our commercial insurance product is sold by over 176 independent insurance. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company.

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2018, only one of our producers was responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 38.4% of direct premiums written.

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

Underwriting, Risk Assessment and Pricing

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection, stringent loss control and pricing discipline. One key element in sound risk selection is our use of risk characteristic metrics. Through our practice of focused underwriting, we have identified predictive metrics of data that many other insurance companies do not recognize or measure. Use of these metrics allows us to more effectively price risks, thereby improving our profitability and allowing us to compete favorably with other insurance carriers. We also are very active in leveraging our onsite loss control inspections. An example would be the monitoring of kitchen fire suppression systems servicing to reduce kitchen fire losses.

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
•

Physically inspect most new insured within the first 60 days of policy binding with our in-house loss control representatives. Our inspection consists of an extensive risk profile questionnaire and includes 25 to 100 electronic photos of the insured’s place of business. Inspections that demonstrate that a risk is not desirable is a basis for revoking coverage.

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

Our underwriting staff of 25 employees has an average of 12 years of insurance industry experience. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 25 years of insurance experience with 22 years of property and casualty underwriting experience.

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

Chief Legal Officer, Julia Suiter, provides oversight of our Claims and Legal Departments.  She has over 22 years’ experience in insurance defense litigation and contract law. Ms. Suiter, supervises a Legal Department staff that includes an Associate Litigation Manager, a Litigation Counsel, and a Paralegal.  Rickey Plunkett, our Director of Claims, supervises a staff of 17 employees with considerable years of experience in processing property and casualty insurance claims. Mr. Plunkett joined ICC in 2010 and has over 37 years of experience in claims management.

Technology

Our technology efforts are focused on supporting our strategy of differentiating ourselves from our competitors through use of data mining, business intelligence solutions, and data analysis to determine profitability of new and existing business and to better price risks that we underwrite.

We have streamlined internal processes to achieve operational efficiencies through the implementation of a policy and claim imaging and workflow system. This system provides online access to electronic copies of policies, quotes, inspections, and any other correspondence enabling our associates to quickly and efficiently underwrite policies, adjust claims, and respond to our producers’ inquiries.

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. We expect an 18.1%  decrease in spend for our 2019 reinsurance contracts. For the year ended December 31, 2018, we ceded to reinsurers $11.3 million of written premiums, compared to $8.0 million of written premiums for the year ended December 31, 2017.

~  10  ~

The chart below illustrates the 2019 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms listed below the chart):

Term	Meaning
1 @ x%	“1” refers to the number of times that we reinstate the coverage. The number prior to the “%” sign indicates the overall cost to us when reinstating coverage.
AAD	This is short for Aggregate Annual Deductible. Aggregate annual deductible is the maximum amount ICC needs to pay within a policy period before their reinsurer pays for covered losses.
Aggregate Catastrophe	An aggregate catastrophe treaty is a reinsurance cover designed to help us manage the effects of multiple extreme weather events on our results.
Basket Coverage

Excess liability reinsurance that attaches once retained losses in combined property and casualty occurrences (i.e. those that involve BOP property and BOP liability, or Liquor Liability or Workers Compensation or Hired and Non-owned Auto) exceed $1m.  If ICC has an occurrence where the combined property and casualty retention is greater than $1m then the company would recover up to $1m of loss in excess of that $1m retention.  The basket coverage limits the company’s retention in any one combined occurrence to $1m and not the combined separate retentions provided for in the casualty reinsurance ($1.0 million), Workers Compensation reinsurance ($500,000), Hired and non-owned auto reinsurance ($750,000) and Property reinsurance ($500,000).

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
XS

This is short for Excess. For example, our Property per Risk tower has three separate contracts providing coverage. The top layer in that tower provides $7.0 million coverage for each risk for losses in excess of $5.0 million.

~  11  ~

We retain the first $500,000 of workers compensation losses. Losses in excess of the $500,000 are covered under our workers compensation excess of loss program (WC XOL Tower) up to $1.0 million. Losses above the $1.0 million are then covered under the second workers compensation treaty through $10.0 million. Above $10.0 million, losses would fall back to the casualty tower for an additional $5.0 million of coverage per employee. Losses above $15.0 million are covered under a workers compensation cover that provides $10.0 million in excess of $15.0 million. We have an additional cover that provideds $32.5 million of coverage in excess of $25.0 million for four direct policies issued by the Company.

Casualty risks (Casualty XOL Tower) (business owners, liability, liquor liability, umbrella) are covered for $10.0 million in loss above a $1.0 million retention for each loss occurrence.

Property per risk excess of loss program (Property Per Risk XOL Tower) provides coverage above our $500,000 retention up to $12.0 million on a treaty basis and facultative for a few risks above that to their full limits.

Property catastrophe reinsurance (Section A Property Cat Occurrence) provides coverage in any one event for $15.0 million of loss in excess of our $500,000 retention.

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

The following table sets forth the largest amounts of loss and loss expenses recoverable from reinsurers as of December 31, 2018:

	Losses and Settlement
	Expense Recoverable	Percentage of
	On Unpaid Claims (In thousands)	Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
Everest Reinsurance Company	$2,202	32.7%	A+
Hannover Ruckversicherungs	1,744	25.9%	A+
Aspen Insurance UK Ltd	1,655	24.6%	A
Toa Reinsurance Company	840	12.5%	A
Swiss Reinsurance	795	11.8%	A+
Platinum Underwriters	756	11.2%	A
Partner Reinsurance Company	724	10.7%	A
Allied World Reinsurance	670	9.9%	A
Endurance Reinsurance	325	4.8%	A
Lloyd's Syndicate Number 1880	94	1.4%	A
All other reinsurers including anticipated subrogation	(3,069)	-45.5%	A- or better
Total	$6,736	100.0%

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

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the year ended December 31, 2018
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	201	$1.76	$4.95	$(3.19)	$12.69
Commercial Multi-Peril (liability portion)	436	25.73	11.73	13.99	7.74
Workers Compensation	204	6.98	3.19	3.79	3.54
Other Liability - occurrence	182	16.57	6.69	9.89	3.63
Total	1,023	$51.04	$26.56	$24.48	$27.60

1

Assumed reserves of $0.40 million are excluded from the Total Gross Reserves. Workers Compensation ($0.40 million assumed reserve) and Umbrella Liability ($0.01 million assumed reserve) are the only lines of business that have assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2018 and 2017, prepared in accordance with GAAP.

(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	29,762	29,801
Prior years	1,500	(791)
Total incurred	31,262	29,010
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,450	11,577
Prior years	17,145	17,091
Total paid	27,595	28,668
Net unpaid losses and settlement expense - end of the period	44,711	41,044
Plus: Reinsurance recoverable on unpaid losses	6,736	10,030
Gross unpaid losses and settlement expense - end of the period	$51,447	$51,074

~  13  ~

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2009 through 2018 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the reestimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

~  14  ~

As noted in the table below, since 2008 the Company has principally selected initial ultimate loss picks that have proven to be redundant over time.

(In thousands)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$39,932	$37,708	$36,204	$35,976	$36,340	$38,795	$41,898	$40,702	$41,044	$44,711
Cumulative amount of liability paid through:
One year later	11,878	12,926	12,194	12,226	12,442	14,156	17,892	17,089	17,145
Two years later	21,240	22,003	21,128	20,870	22,678	27,092	29,255	26,911
Three years later	27,712	28,749	27,235	27,520	30,071	34,999	35,761	—
Four years later	31,840	32,561	31,167	32,086	33,841	38,207	—	—
Five years later	34,044	34,429	33,183	34,070	35,421	—	—	—
Six years later	35,179	35,563	34,180	34,845	—	—	—	—
Seven years later	35,923	36,013	34,555	—	—	—	—	—
Eight years later	36,246	36,245	—	—	—	—	—	—
Nine years later	36,328	—	—	—	—	—	—	—
Liability estimated after:
One year later	38,222	36,699	35,553	35,151	36,698	38,305	40,623	39,915	42,545
Two years later	37,212	36,840	35,763	35,545	36,210	39,813	42,365	41,846
Three years later	37,239	37,170	36,083	35,418	36,914	41,826	42,508	—
Four years later	37,099	37,211	35,544	36,215	37,464	41,631	—	—
Five years later	36,689	36,627	35,377	35,972	37,172	—	—	—
Six years later	36,445	36,645	35,051	35,708	—	—	—	—
Seven years later	36,632	36,541	34,956	—	—	—	—	—
Eight years later	36,512	36,541	—	—	—	—	—	—
Nine years later	36,511	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability - end of year	58,295	56,012	51,432	54,623	57,334	64,618	61,054	52,817	51,074	51,447
Reinsurance recoverable	18,363	18,304	15,228	18,647	20,994	25,823	19,156	12,115	10,030	6,736
Net liability - end of year	39,932	37,708	36,204	35,976	36,340	38,795	41,898	40,702	41,044	44,711
Gross reestimated liability - latest	52,198	55,374	51,899	56,020	57,683	67,677	60,313	52,150	48,781
Reestimated reinsurance recoverables - latest	15,934	19,078	17,187	20,523	20,699	26,303	17,993	10,551	6,236
Net reestimated liability - latest	36,264	36,296	34,712	35,497	36,984	41,374	42,320	41,599	42,545
Gross cumulative redundancy (deficiency)	6,097	638	(467)	(1,397)	(349)	(3,059)	741	667	2,294

~  15  ~

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

In addition to any investments prohibited by the insurance laws and regulations of Illinois and any other applicable states, our investment policy prohibits the following investments and investing activities:

•	short sales;
•	purchase of securities on margin;
•	hedge funds;
•	derivatives;
•	investment in commodities;
•	mortgage derivatives such as inverse floaters, interest only strips and principal only strips;
•	options, puts and futures contracts;
•	private placements; and
•	non-U.S. dollar denominated securities.

Our board of directors developed our investment policy and reviews the policy periodically. Exceptions to prohibitions discussed above are allowed with express written authority of the board of directors investment committee, but under no circumstance may such exception exceed 5% of our invested assets.

Our investment portfolio is managed by two independent third party firms.

The following table sets forth information concerning our investments in available for sale securities, as of December 31:

	2018		2017
(In thousands)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Fixed maturity securities:
U.S. treasury	$1,349	$1,329	$1,347	$1,334
MBS/ABS/CMBS	34,372	33,799	31,584	31,519
Corporate	37,383	37,367	31,039	31,989
Municipal	16,148	16,486	23,804	24,764
Total fixed maturity securities	89,252	88,981	87,773	89,606
Equity securities:
Common stocks	13,573	11,843	7,631	8,534
Preferred stocks	-	-	3,783	3,867
Total equity securities	13,573	11,843	11,414	12,401
Fixed maturity securities:	$102,825	$100,824	$99,187	$102,007

~  16  ~

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P), as of December 31:

	2018		2017
Rating[1]	Estimated Fair Value (In thousands)	Percent of Total[2]	Estimated Fair Value (In thousands)	Percent of Total[2]
AAA	$21,178	23.8%	$21,505	24.0%
AA	27,317	30.7%	33,154	37.0%
A	26,872	30.2%	20,968	23.4%
BBB	12,457	14.0%	11,380	12.7%
BB	1,157	1.3%	2,599	2.9%
Total	$88,981	100%	$89,605	100.0%

[1]The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

[2]Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities, as of December 31, 2018. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$2,241	$2,234
One through five years	23,155	23,169
Five through ten years	13,838	13,902
Greater than ten years	15,646	15,877
MBS/ABS	34,372	33,799
Total debt securities	$89,252	$88,981

[1]Debt securities are carried at fair value in our financials statements

At December 31, 2018, the average maturity of our fixed maturity investment portfolio was 6.82 years and the average duration was 4.41 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

Our average cash and invested assets, net investment income and return on average cash and invested assets, for the years ended December 31, 2018 and 2017 were as follows:

(In thousands)	2018	2017
Average cash and invested assets	$110,610	$96,255
Net investment income	2,890	2,632
Return on average cash and invested assets	2.6%	2.7%

~  17  ~

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns a “B++” (Good) rating to ICC. This rating is the fifth highest out of 15 rating classifications. The next rating evaluation by A.M. Best is occurring on March 27, 2019 and therefore the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated “B++” are considered by A.M. Best to have “a good ability to meet their ongoing insurance obligations.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

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

In its ratings report on ICC, A.M. Best stated that ICC’s rating reflected ICC’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its adequate operating performance, limited business profile and appropriate enterprise risk management. A.M. Best also stated that ICC’s capital position has continued to improve under the current management team but additionally has been further enhanced by a capital contribution from ICC following its demutualization which took place in 2017. It was also noted that ICC’s management team continues to push initiatives to improve underwriting results and manage expenses while operating within ICC’s niche that focuses on the food and beverage industry. Although underwriting results are improving, the past five years have fluctuated. A.M. Best has assigned the Parent Company’s outlook to the Issuer Credit Rating as stable.

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

~  18  ~

Despite significant competition, we believe we continue to maintain strong market share.

	Number of Eating and Drinking Places at December 31, 2018	Number of Locations Insured by ICC at December 31, 2018	Approximate Market Share (%)
Colorado[1]	12,031	320	2.7%
Illinois	25,488	2,832	11.1%
Iowa	6,285	1,422	22.6%
Indiana	12,196	703	5.8%
Kansas[2]	5,328	56	1.1%
Michigan[3]	16,543	82	N/M
Minnesota	10,681	1,105	10.3%
Missouri	11,200	1,188	10.6%
Ohio[4]	22,547	325	1.4%
Wisconsin	12,796	307	2.4%
Total	135,095	8,340	6.2%

Source: National Restaurant Association; ICC

1We began accepting business in Colorado in June 2017
2We began accepting business in Kansas in May 2017
3We began accepting business in Michigan in 2018
4We began accepting business in Ohio in August 2016

Employees

As of December 31, 2018, we had 97 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

~  19  ~

Examinations

Examinations are conducted by the Illinois Department of Insurance every three to five years. The Illinois Department of Insurance’s last examination of ICC was in November 2017 covering the period from 2012-2016. The report from this exam became available to other states or the public on May 16, 2018. The 2016 examination did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on our operations.

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

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2018, 2017 and 2016, ICC did not receive inquiries from regulators on results for any of the IRIS tests.

~  20  ~

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2018 and 2017, we recovered $38,000 and $11,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

~  21  ~

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

Terrorism Risk Insurance Act of 2002

In January 2015, Congress passed the Terrorism Risk Insurance Program Reauthorization Act of 2015, which amended and extended the Terrorism Insurance Program through December 31, 2020. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 81% of covered terrorism losses exceeding a prescribed deductible. Under the new law, the government’s percentage of compensation for losses will be reduced during each program year by 1% until it equals 80%. The act limits an insurer’s exposure to certified terrorist acts (as defined by the act) to the prescribed deductible amount. The insurance industry’s aggregate deductible (currently $35.5 billion) will increase by $2 billion per calendar year until it equals $37.5 billion. Each insurer’s deductible is capped at 20% of the insurer’s direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

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

~  22  ~

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

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2018, the amount available for payment of dividends by ICC in 2019 without the prior approval of the Illinois Department of Insurance is approximately $5.1 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

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

~  23  ~

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

ICC holds a financial strength rating of “B++” (Good) by A.M. Best, the fifth highest rating out of 15 rating classifications. Our upcoming evaluation by A.M. Best will occur on March 27, 2019, with the ratings from this evaluation being released thereafter. Our most recent prior evaluation occurred on March 29, 2018, when A.M. Best assigned its outlook as stable for ICC’s issuer credit rating, and affirmed its financial strength rating of “B++” and upgraded its issuer credit rating to “bbb+” from “bbb” (Good). Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings is an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See Item 1. Business — A.M. Best Rating.

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

~  24  ~

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment gains of $960,000 and $1.0 million for the years ended December 31, 2018 and Decemeber 2017, respectively. Our investments will be subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information About Market Risk.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

For the year ended December 31, 2018, approximately 29.7% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

~  25  ~

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

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2018, we ceded 18.5% of our direct written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A” (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

~  26  ~

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

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. We had one producer that was responsible for more than 5% of our direct premiums written. One producer accounted for $2.85 million or approximately 5.3% of our direct premiums written in 2018. No other producer accounted for more than 5% of our 2018 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

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

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. For the year ended December 31, 2018, approximately 29.7% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•	approval of policy forms and premium rates;
•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;
•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;

~  27  ~

•	licensing of insurers and their producers;
•	advertising and marketing practices;
•	restrictions on the nature, quality and concentration of investments;
•	assessments by guaranty associations and mandatory pooling arrangements;
•	restrictions on the ability to pay dividends;
•	restrictions on transactions between affiliated companies;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	claims practices;
•	prescribing the form and content of reports of financial condition required to be filed; and
•	requiring reserves for unearned premiums, losses and other purposes.

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

~  28  ~

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

~  29  ~

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015, is effective through December 31, 2020. Prior to the act, insurance coverage from private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States and that exceed $180 million for calendar year 2019 will be reimbursed by the federal government subject to a limit of $100 billion in any year, which loss trigger increases each year by $20 million until it reaches $200 million in 2020 and any calendar year thereafter. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year. Our deductible is approximately $11.54 million for 2019. For losses in excess of the deductible, the federal government will reimburse 81% of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion. Such reimbursement percentage will be reduced by one percentage point each year until it reaches 80% in 2020.

Notwithstanding the protection provided by reinsurance and the Terrorism Risk Insurance Act of 2002, the risk of severe losses to us from acts of terrorism has not been eliminated. Our reinsurance contracts include various limitations or exclusions limiting the reinsurers’ obligation to cover losses caused by acts of terrorism. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of, our reinsurance and could adversely affect our business and financial condition

We could be adversely affected by any interruption to our ability to conduct business at our current location.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2018, we participated in mandatory pooling arrangements in three states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

~  30  ~

Our operations in Mexico expose us to additional risks, which could negatively impact our business, operating results and financial condition.

The Company utilizes resources in Mexico through operations at Estrella. These operations expose us to additional risks including currency exchange rate fluctuations. The Company is paid and is billed for services in U.S. dollars based on the exchange rate to the Mexican Peso. Any changes to the exchange rate could adversely affect our business and financial condition.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as applicable to emerging growth companies, which requires management to assess the effectiveness of internal controls.  As further described in Item 4 of each of the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2018 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, management concluded that, because of a material weakness in internal control over financial reporting related to estimated contingent commissions, our disclosure controls and procedures were not effective as of June 30, 2018 and as of September 30, 2018, respectively.  As described in Item 9A of Part II of this Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2018.  If our remediation fails to correct this material weakness in our internal controls, or having corrected such material weakness, thereafter fail to maintain the adequacy of our internal controls, we could be subjected to regulatory scrutiny, penalties or shareholder litigation.  In addition, continued or future failure to maintain adequate internal controls could result in consolidated financial statements that do not accurately reflect our financial condition, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal control over financial reporting and furnish a report by our management on our internal control over financial reporting.  Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses or to implement new or improved controls could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements.  Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Risk Factors Related to Ownership of Our Common Stock

A small number of shareholders collectively own a substantial portion of our common stock and voting power, and, because of restrictions on their ability to buy or sell our shares, our public float will be limited.

Collectively, the three investors who purchased shares from us pursuant to investment agreements (the Clinton-Flood Purchasers, Rock Island Investors, LLC and Tuscarora Wayne) own or exercise voting and investment control of 1.2 million of our shares, or 36.4% of our outstanding common stock. Pursuant to their respective purchase agreement, each investor has agreed to, among other things, vote as recommended by our board of directors (subject to limited exceptions), agree to a standstill provision, including from purchasing shares of our common stock except as provided by a contractual preemptive right, for up to seven years, agreed to restrictions on their respective ability to sell their shares of our common stock.

~  31  ~

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

In addition, these investors are restricted from buying or selling shares of our common stock pursuant to their respective investment agreements and, in some cases, by restrictions under applicable securities laws. For three years following the closing, each of the investors are generally prohibited from selling any shares of our common stock. Beginning on the third anniversary of the closing date, subject to our right of first refusal in favor of us, each investor could sell no more than six and one-quarter percent (6-1/4%) of the number of shares purchased at the closing of the offering every ninety days. Upon the occurrence of a death or disability of R. Kevin Clinton, no more than six and one-quarter percent (6-1/4%) of the number of shares purchased at the closing of the offering by R. Kevin Clinton and certain other purchasers who together purchased 800,000 shares of our common stock every ninety days by their trusts, estate or spouse could be sold beginning, unless an earlier date has been approved by a majority of the members of our board of directors other than R. Kevin Clinton or his replacement on our board of directors, (a) one year following such occurrence, if such event occurs during the first year following the closing date, (b) six months following such occurrence, if such event occurs during the second year following the closing date, or (c) following such occurrence, if such event occurs during the third year following the closing date. Until the expiration of the standstill provision discussed below, each investor is restricted from buying any shares of our common stock other than those acquired pursuant to their respective investment agreements and pursuant to their respective preemptive right thereunder. As a result, the liquidity of our common stock relative to what it would have been had these shares been purchased by other investors may be reduced.

For so long as an investor beneficially owns two percent (2.0%) or more of the issued and outstanding shares of our common stock, these standstill provisions will continue until the earliest of (a) the seventh anniversary of the closing of the offering, or (b) the date on which ICC Holdings includes a balance sheet in a filing with the SEC in which its “adjusted shareholders’ equity” at the end of such fiscal quarter is less than 85% of the “starting shareholders’ equity”. We received gross proceeds of $29.1 million in the offering, using information as of December 31, 2018 as the starting shareholders’ equity, the adjusted shareholders equity would have to be $9.5 million lower in order to trigger a termination of the standstill provisions. Following the expiration of the standstill and other provisions, if these investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

~  32  ~

Our Employee Stock Option Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

As of December 31, 2018, our ESOP holds 10.6% of our outstanding shares of common stock, with such shares acquired with funds borrowed from us prior to the expiration of our IPO. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was $3.5 million. The loan will be repaid over a fifteen year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

Our board of directors adopted a stock-based incentive plan that was submitted to, and approved by, our shareholders in 2017. Under this plan, we may award participants restricted shares of our common stock, restricted stock units denominated in shares of our common stock, or options to purchase shares of our common stock. Restricted stock and restricted stock unit awards will be made at no cost to the participants. Restricted stock units are payable in shares of common stock or in cash in the discretion of the compensation committee. The number of shares of common stock that may be issued pursuant to restricted stock and restricted stock unit awards (to the extent that such restricted stock unit awards are not paid in cash) or upon exercise of stock option awards under the stock-based incentive plan may not exceed 70,000 shares and 28,000 shares, respectively.

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

~  33  ~

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

We are a separate entity with no operations of our own other than holding the stock of ICC; ICC Realty, LLC; Beverage Insurance Agency, Inc; and Estrella Innovative Solutions, Inc. We depend primarily on dividends paid by ICC, distributions from ICC Realty, LLC, and any proceeds from the offering that are not contributed to ICC to pay the debt service on our existing loans and to provide funds for the payment of dividends. We will receive dividends only after all of ICC’s obligations and regulatory requirements with the Illinois Department of Insurance have been satisfied. During any twelve-month period, the amount of dividends paid by ICC to us, without the prior approval of the Illinois Department of Insurance, may not exceed the greater of 10% of ICC’s surplus as regards policyholders as reported on its most recent annual statement filed with the Illinois Department of Insurance or ICC’s statutory net income as reported on such statement. We presently do not intend to pay dividends to our shareholders. If ICC is not sufficiently profitable, our ability to pay dividends in the future will be limited.

~  34  ~

Ongoing compliance with the requirements of the Securities Exchange Act and the Sarbanes-Oxley Act could result in higher operating costs and adversely affect our results of operations.

With the completion of our initial public offering, we are now subject to the periodic reporting, proxy solicitation, insider trading prohibitions and other obligations imposed under the Securities Exchange Act. In addition, certain of the provisions of the Sarbanes-Oxley Act became applicable to us at the completion of the offering. Compliance with these requirements will increase our legal, accounting and other compliance costs and the cost of directors and officer’s liability insurance, and will require management to devote substantial time and effort to ensure initial and ongoing compliance with these obligations. A key component of compliance under the Exchange Act is to produce quarterly and annual financial reports within prescribed time periods after the close of our fiscal year and each fiscal quarter. Historically, we have not been required to prepare such financial reports within these time periods. Failure to satisfy these reporting requirements may result in delisting of our common stock by the NASDAQ Capital Market, and inquiries from or sanctions by the SEC. Moreover, the provision of the Sarbanes-Oxley Act that requires public companies to review and report on the adequacy of their internal controls over financial reporting may be applicable to us in 2022. We expect these rules, regulations and requirements to significantly increase our accounting, legal, compliance and other costs and to make some activities more time-consuming and costly. We also may need to hire additional accounting, legal, compliance and administrative staff with experience working for public companies. We may be unable to hire such additional staff on terms that are favorable to us, or at all. In addition, such additional staff may not be able to provide such services at levels sufficient to comply with these requirements. Moreover, the rules that became applicable to us as a public company could make it more difficult and expensive for us to attract and retain qualified members of our board of directors and qualified executive officers. We also anticipate that these rules will make it more expensive for us to obtain directors’ and officers’ insurance, and we may be required to incur substantially higher costs to obtain such coverage. If we fail to predict these costs accurately or to manage these costs effectively, our operating results could be adversely affected.

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

~  35  ~

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 225 20th Street, Rock Island, Illinois. We own this approximately 24,000 square foot facility. We also own and operate investment property comprising of 57 apartment rental units located in Moline, Rock Island, Silvis, Illinois, and Le Claire, Iowa.

Item 3. Legal Proceedings

We are a party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot provide assurance that our results of operations and financial condition will not be materially adversely affected by any litigation.

~  36  ~

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

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

~  37  ~

•	adverse litigation or arbitration results; and
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

Item 4. Mine Safety Disclosures

Not applicable.

~  38  ~

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ICCH.” As of March 6, 2019, there were approximately 172 registered holders of the Company’s common stock. A substantially greater number of holders of the Company's common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The following table provides information related to equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,700	—	(1)	338,300
Equity compensation plans not approved by security holders	—	—		—
Total	11,700	—		338,300

(1)

All awards under the ICC Holdings, Inc. Executive Discretionary Bonus Program are in the form of restrick stock units. Accordingly, they were not included in calculating the weight-average exercise price because shares of common stock will be issued for no consideration.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so under Pennsylvania and Illinois law. For more information, see Item 1. Business – Regulation – Dividends. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

~  39  ~

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
October 1 – October 31, 2018	—	$—	—	$$3,000,005
November 1 – November 30, 2018	—	—	—	$3,000,005
December 1 – December 31, 2018	—	—	—	$3,000,005
Total	—	$—	—

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.

(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

~  40  ~

Item 6. Selected Financial Data

The following tables include selected financial data for ICC prior to the offering which closed during the first quarter of 2017. The selected statements of operations and expenses data for each of the year ended December 31, 2016 and the selected balance sheet data as of December 31, 2016 is derived from the audited consolidated financial statements of ICC and its subsidiaries. The selected statements of operations and expenses data for the years ended December 31, 2018 and 2017 and the selected balance sheet data as of December 31, 2018 and 2017 are derived from the audited consolidated financial statements of ICC Holdings, Inc. and its subsidiaries contained herein. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this report.

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

These historical results are not necessarily indicative of future results.

	At or for the twelve months ended December 31,
(In thousands)	2018	2017	2016
Statement of Earnings Data:
Direct premiums written	$61,125	$53,670	$51,031
Net premiums written	$50,013	$45,987	$43,227
Net premiums earned	$47,117	$44,213	$42,611
Net investment income	2,890	2,632	1,968
Net realized investment gains	960	1,008	37
Other income	196	325	255
Consolidated revenue	$51,163	$48,178	$44,871
Expenses:
Losses and settlement expenses	$31,262	$29,010	$24,345
Amortization of deferred acquisition costs	8,396	7,561	7,125
Underwriting and administrative expense	9,819	9,747	8,724
Other expenses	687	780	690
Total expenses	$50,164	$47,098	$40,884
Earnings before income taxes	$999	$1,080	$3,987
Income tax expense	106	372	1,177
Net earnings	$893	$708	$2,810

~  41  ~

	At or for the years ended December 31,
(In thousands)	2018	2017	2016
Balance Sheet Data:
Total investments and cash	$109,210	$112,010	$80,499
Premiums receivable, net of allowance	21,404	19,014	17,480
Reinsurance receivable	6,736	10,030	12,115
Total assets	150,283	152,335	122,160
Unpaid loss and settlement expenses	51,447	51,074	52,817
Unearned premiums	29,973	26,556	24,778
Total liabilities	91,690	88,234	88,560
Equity	58,593	64,101	33,600
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	66.35%	65.61%	57.13%
Expense ratio[2]	38.66%	39.15%	37.19%
Combined ratio[3]	105.01%	104.76%	94.32%
Return on average equity	1.46%	1.45%	8.81%
Statutory Data:
Statutory net income	$1,206	$1,316	$3,446
Statutory surplus	50,552	50,772	29,957
Ratio of net premiums written to statutory surplus	98.93%	90.57%	144.30%

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

~  42  ~

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

For the year ended December 31, 2018, we had direct written premiums of $61.1 million, net premiums earned of $47.1 million, and net income of $0.9 million. For the year ended December 31, 2017, we had direct premiums written of $53.7 million, net premiums earned of $44.2 million, and net income of $0.7 million. At December 31, 2018, we had total assets of $150.3 million and equity of $58.6 million. At December 31, 2017 we had total assets of $152.3 million and equity of $64.1 million.

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

~  43  ~

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and settlement expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

ICC’s expenses consist primarily of:

Loss and settlement expense

Loss and settlement expenses represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending and adjusting claims.

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

~  44  ~

Expense ratio

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other operating expenses to net premiums earned, and measures our operational efficiency in producing, underwriting and administering our insurance business.

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

~  45  ~

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

~  46  ~

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

~  47  ~

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

~  48  ~

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains/losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2018 and 2017 and 34% for all prior periods.

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

~  49  ~

The major components of operating revenues and net earnings (loss) are as follows:

	For the Year Ended
	December 31,
(In thousands)	2018	2017
Revenues
Total premiums earned	$47,117	$44,213
Investment income, net of investment expense	2,890	2,632
Realized investment gains, net	960	1,008
Other income	196	325
Total revenues	$51,163	$48,178
Summarized components of net earnings
Underwriting (loss)¹	$(2,360)	$(2,105)
Investment income, net of investment expense	2,890	2,632
Realized investment gains, net	960	1,008
Other income	196	325
General corporate expenses	546	555
Interest expense	141	225
Earnings, before income taxes	999	1,080
Income tax expense	106	372
Net earnings	$893	$708
Total other comprehensive (loss) earnings	(3,808)	706
Comprehensive (loss) earnings	$(2,915)	$1,414

1Calculated by subtracting the sum of loss and settlement expenses (2018 -$31,262 and 2017 -$29,010) and policy and acquisistion costs and other operating expenses (2018 - $18,215 and 2017 - $17,308) from net premiums earned (2018 -$47,117 and 2017 - $44,213).

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Premiums

Direct premiums written increased by $7,455,000, or 13.9%, primarily from organic growth including the impact of recent geographical expansion efforts from 2017 to 2018, while net written premium increased by $4,026,000, or 8.8%, during the same period. Net premiums earned grew by $2,904,000, or 6.6%

For the years ended December 31, 2018, and 2017, we ceded to reinsurers $10,759,000 and $7,948,000 of earned premiums, respectively. Ceded earned premiums as a percent of direct premiums written were 17.6% in 2018, and 14.8% in 2017. This slight increase in ceded premium was driven by four reinsurance contract changes that took place during the year ended December 31, 2018.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other income

Substantially all other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $129,000, or 39.7%, in 2018 as compared to 2017 primarily as a result of an increase in premiums written off.

~  50  ~

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	29,762	29,801
Prior years	1,500	(791)
Total incurred	31,262	29,010
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,452	11,578
Prior years	17,143	17,090
Total paid	27,595	28,668
Net unpaid losses and settlement expense - end of the period	44,711	41,044
Plus: Reinsurance recoverable on unpaid losses	6,736	10,030
Gross unpaid losses and settlement expense - end of the period	$51,447	$51,074

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

For calendar year 2018, the Company experienced adverse development relative to prior years’ reserve estimates in its casualty line of business primarily from the 2016 accident year. Adverse development in Business Liability was partially offset by favorable development in Liquor Liability and Workers’ Compensation.

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

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $907,000, or 5.2% for the year ended December 31, 2018, as compared to the same period in 2017. The primary drivers are an increase in direct commission expense associated with the increase in direct written premium coupled with an increase in self-funded employee medical expenses of $535,000 for the twelve months ended December 31, 2018, as compared to the same period in 2017.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased 49 basis points from 39.15% to 38.66% for the year ended December 31, 2018 as compared to 2017.

~  51  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Accordingly, our general corporate expenses decreased by $9,000, or 1.6%, in 2018 as compared to 2017.

Investment Income

Our investment portfolio was comprised of 88.3%% and 87.8% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2018 and 2017, respectively. The remainder of the portfolio is comprised of rental real estate, common and preferred stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income increased by $258,000 for the year ended December 31, 2018 as compared to 2017, primarily from the growth of the investment portfolio. Average invested assets for 2018 were $110,610,000 compared to $96,254,000 for 2017, an increase of $14,356,000, or 14.9%.

For additional information, see Item 1. Business — Investments above.

Interest Expense

Interest expense decreased to $141,000 for the year ended December 31, 2018 from $225,000 for the year ended December 31, 2017 as a result of paying off the debt related to the sale leaseback arrangements in the first quarter of 2018.

Income Tax Expense

We reported income tax expense of $106,000 in 2018, as compared to $372,000 in 2017.  The Company had historically recorded its deferred tax assets and liabilities using the statutory federal tax rate of 34%. The Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) was signed into law on December 22, 2017 and lowered the federal corporate tax rate to 21% effective January 1, 2018. As a result, the Company revalued deferred tax items as of year-end 2017 to reflect the lower rate. The revaluation of deferred tax items increased income tax expense by $152,000 for the year ended December 31, 2017. Total income tax expense decreased in 2018 due to the decrease in earnings before income taxes in 2018 compared to 2017 as well as the additional tax expense recognized in 2017 related to the deferred tax revaluation.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  52  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	December 31,	December 31,
	2018	2017
(In thousands)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,253 at 12/31/2018	$88,981	$89,605
and $87,773 at 12/31/2017)
Common Stocks (cost - $13,573 at 12/31/2018 and $7,631 at 12/31/2017)	11,844	8,534
Preferred Stocks (cost - $0 at 12/31/2018 and $3,783 at 12/31/2017)	—	3,867
Other invested assets	154	—
Property held for investment, at cost, net of accumulated depreciation of	3,586	3,127
$223 at 12/31/2018 and $127 at 12/31/2017
Cash and cash equivalents	4,645	6,877
Total investments and cash	109,210	112,010
Accrued investment income	648	687
Premiums and reinsurance balances receivable, net of allowances for	21,404	19,013
uncollectible amounts of $50 at 12/31/2018 and 12/31/2017
Ceded unearned premiums	796	275
Reinsurance balances recoverable on unpaid losses and settlement	6,736	10,030
expenses, net of allowances for uncollectible amounts of
$0 at 12/31/2018 and 12/31/2017
Federal income taxes	1,868	922
Deferred policy acquisition costs, net	5,247	4,592
Property and equipment, at cost, net of accumulated depreciation of	3,333	3,504
$5,099 at 12/31/2018 and $4,896 at 12/31/2017
Other assets	1,041	1,302
Total assets	$150,283	$152,335

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,447	$51,074
Unearned premiums	29,973	26,556
Reinsurance balances payable	993	327
Corporate debt	3,485	4,339
Accrued expenses	4,536	4,274
Other liabilities	1,256	1,664
Total liabilities	91,690	88,234

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,000)	—
Additional paid-in capital	32,505	32,333
Accumulated other comprehensive (loss) earnings, net of tax	(1,581)	2,227
Retained earnings	33,681	32,787
Less: Unearned ESOP shares at cost (12/31/18 - 304,685 shares and 12/31/17 - 328,122 shares)	(3,047)	(3,281)
Total equity	58,593	64,101
Total liabilities and equity	$150,283	$152,335

1 Par value $0.01; authorized: 2018 - 10,000,000 shares and 2017 – 10,000,000 shares; issued: 2018 - 3,500,000 and 2017 – 3,500,000 shares; outstanding: 2018 - 2,992,734 and 2017 – 3,171,878 shares.

2  2018 – 196,721 shares and 2017 – 0 shares

~  53  ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2018	2017
Case reserves	$23,500	$19,997
IBNR reserves	21,211	21,047
Net unpaid losses and settlement expense	44,711	41,044
Reinsurance recoverable on unpaid loss and settlement expense	6,736	10,030
Reserves for unpaid loss and settlement expense	$51,447	$51,074

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2018 and 2017.

As of December 31, 2018

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$17,767	$17,604	$35,371
Property	3,097	92	3,189
Other	2,636	3,515	6,151
Total net reserves	23,500	21,211	44,711	$39,716	$45,420
Reinsurance recoverables	3,324	3,412	6,736	5,076	7,362
Gross reserves	$26,824	$24,623	$51,447	$44,792	$52,782

As of December 31, 2017

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$14,763	$15,384	$30,147
Property	1,789	4,303	6,092
Other	3,445	1,360	4,805
Total net reserves	19,997	21,047	41,044	$36,295	$41,383
Reinsurance recoverables	5,403	4,627	10,030	9,314	12,361
Gross reserves	$25,400	$25,674	$51,074	$45,609	$53,744

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

•	historical industry development experience in our business line;
•	historical company development experience;

~  54  ~

•	the impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;
•	changes in our internal claims processing policies and procedures; and
•	trends and risks in claim costs, such as risk that medical cost inflation could increase.

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the years ended December 31, 2018 and 2017, we experienced adverse development of $1.5 million and favorable development of $0.8 million, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2017 at $41,044,000. As of December 31, 2018, that amount was re-estimated at $42,545,000, which is $1,501,000, or 3.7%,  higher than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (14.1)% to (2.1)%. As shown in the table below, since 2013 the variance in our originally estimated accident year loss reserves has ranged from (11.0)% deficient to 11.5% redundant as of December 31, 2018.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2013	2014	2015	2016	2017
As originally estimated	$22,064	$22,267	$24,293	$25,619	$29,801
As estimated at December 31, 2018	22,354	24,715	21,500	24,613	29,371
Net cumulative (deficiency) redundancy	$(290)	$(2,448)	$2,794	$1,006	$430
% (deficiency) redundancy	(1.3)%	(11.0)%	11.5%	3.9%	1.4%

~  55  ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2018		2017
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$39,716	6.7%	$36,295	5.9%
Recorded	44,711	0.0%	41,044	0.0%
High End	45,420	(1.0)%	41,383	(0.4)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of Decemeber 31, 2017, the loss and settlement expense reserves would increase by $0.7 million before taxes. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2018 by $0.6 million. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range, the net loss and settlement expense reserves at December 31, 2018 would be reduced by $5.0 million with corresponding increases in net income and equity of $3.9 million.

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

Corporate Bonds

Net unrealized gains in the corporate bond portfolio decreased $967,861 in 2018 from a gain of $950,648 in 2017 to a loss of $17,213 in 2018.  The decrease was driven by the fact that US Treasury rates increased significantly in the first 9 months of the year (5yr US Treasury rate up ~75 bps), driving prices on Corporate bonds lower.   While US Treasury rates dropped in the fourth quarter (5yr US Treasury rate down ~45 bps), Corporate bonds did not rebound as there was a 'risk-off' trade in the fourth quarter due to concerns about growth rates going forward.  This caused spreads in Corporate bonds to widen about 40 bps which offset the positive impact the drop in Treasury rates had on the unrealized position.

Municipal Bonds

As of December 31, 2018 and 2017, municipal bonds totaled $16,486,520 and $24,763,512, respectively with net unrealized gains of $338,225 and $959,844, respectively. The decrease was driven by the fact that US Treasury rates increased significantly in the first 9 months of the year (5yr US Treasury rate up ~75 bps), driving prices on Municipals lower.   However, US Treasury rates dropped in the fourth quarter (5yr US Treasury rate down ~45 bps) which did help the Municipals recover some of the unrealized gains, but not enough to offset all that was lost in the first 9 months.

Equity Securities

The equity portfolio consists of common stock as of December 31, 2018. The equity portfolio as of December 31, 2017 consisted of common and preferred stock. Net unrealized gains in the equity portfolio decreased $2,716,537 and increased  $443,229 in 2018 and 2017, respectively. The equity markets declined between 10-20% in the fourth quarter, leading to this change in unrealized gains. Given the intent to hold and expectation of recovery to cost within a reasonable period of time, the Company does not consider most of its equities to be other-than-temporarily impaired. We have impaired three holdings due to company specific risks, resulting in an OTTI charge of $16,178.

~  56  ~

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,329	$(20)	$1,329	$(20)
MBS/ABS/CMBS	16,891	(149)	11,956	(459)	28,847	(608)
Corporate	14,304	(246)	5,745	(147)	20,049	(393)
Municipal	3,070	(30)	839	(30)	3,909	(60)
Total fixed maturities	34,265	(425)	19,869	(656)	54,134	(1,081)
Common stocks	8,188	(2,136)	—	—	8,188	(2,136)
Preferred stocks	—	—	—	—	—	—
Total temporarily impaired securities	$42,453	$(2,561)	$19,869	$(656)	$62,322	$(3,217)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$1,038	$(8)	$295	$(5)	$1,333	$(13)
MBS/ABS/CMBS	9,754	(24)	7,445	(200)	17,199	(224)
Corporate	5,584	(26)	2,024	(25)	7,608	(51)
Municipal	478	(2)	1,172	(15)	1,650	(17)
Total fixed maturities	16,854	(60)	10,936	(245)	27,790	(305)
Common stocks	637	(18)	—	—	637	(18)
Preferred stocks	843	(28)	521	(20)	1,364	(48)
Total temporarily impaired securities	$18,334	$(106)	$11,457	$(265)	$29,791	$(371)

The unrealized losses as of December 31, 2018 and 2017 were primarily related to changes in the interest rate environment as well as an overall decline in the equity markets. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other-than-temporary. If we identify that an other-than-temporary impairment loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment (OTTI) will be recognized in earnings.

For the year ended December 31, 2018, the Company incurred $16,000 of OTTI losses on three common stock securities that were impaired during the fourth quarter of 2018. During 2017, the Company incurred $57,000 of OTTI losses on an ETF included in common stock that was impaired during the second quarter of 2017 and subsequently sold during in the third quarter of 2017.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

~  57  ~

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

The fair value estimates of our investments provided by the independent pricing service at December 31, 2018 and December 31, 2017, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2018 and 2017, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2018 and 2017, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31, 2018	December 31, 2017
Deferred acquisition costs	$5,247	$4,592
Unearned premium reserves	29,973	26,556

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

~  58  ~

We had net deferred tax assets of $1.0 million and $0.3 million at December 31, 2018 and 2017, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2018 and 2017, we had no valuation allowance with respect to our deferred tax asset.

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

As of December 31, 2018 and 2017, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2014 through 2017 are open for examination. The tax return related to the year ended December 31, 2018 has not yet been filed.

Other Assets

As of December 31, 2018 and 2017, other assets totaled $1.0 million and $1.3 million, respectively. The decrease in other assets primarily relates to a decrease in prepaid fees as of December 31, 2018 compared to the same period of 2017.

Outstanding Debt

As of December 31, 2018 and 2017, outstanding debt balances totaled $3.5 million and $4.3 million, respectively. The average interest rate on debt in was 3.7% in 2018 compared to 3.9% in 2017. The debt balance is comprised of leasehold obligations, debt obligations, and our revolving line of credit.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. For the twelve months ended December 31, 2018 and 2017, lease payments totaled $70,051 and $501,976, respectively. The outstanding lease obligation was $0 and $805,013 at December 31, 2018 and December 31, 2017, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65% and the Company pledged stock and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with BofI Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of debt agreements at year end 2018 and 2017 was $3,484,606 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the year ended December 31, 2018 and no interest paid on the line of credit during the year ended December 31, 2017. There are no financial covenants governing this agreement.

~  59  ~

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $288,538 to the ESOP during the fourth quarter of 2018. The Company contributed $269,344 to the ESOP during the fourth quarter of 2017.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2018, we recognized compensation expense of $355,836 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2018. Of the 23,437 shares committed to be released, 1,867 shares were commited on December 31, 2018 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2018. For the year ended December 31, 2017, we recognized compensation expense of $367,730 related to 21,878 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2017. Of the 21,878 shares committed to be released, 2,320 shares were committed on December 31, 2017 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2017. The fair value of the unearned ESOP shares as of December 31, 2018 and December 31, 2017 was $4,158,955 and $5,338,545, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted for the first time in February 2018. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of December 31, 2018, 11,700 RSUs have been granted at a fair market value of $15.10 per share. We recognized $50,662 of expense on these units in the twelve months ended December 31, 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $126,008 as of  December 31, 2018, which will be recognized over the remainder of the three-year vesting period.

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

Cash flows from continuing operations for the years ended December 31, 2018 and 2017 were as follows:

	Twelve Months Ended December 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$5,773	$735
Net cash used in investing activities	(4,151)	(27,874)
Net cash (used in) provided by financing activities	(3,855)	29,639
Net (decrease) increase in cash and cash equivalents	$(2,233)	$2,500

~  60  ~

The Parent Company’s principal source of liquidity is dividend payments and other fees received from ICC and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from ICC in 2019 without the prior approval of the Illinois Department of Insurance is approximately $5.1 million based upon the insurance company’s 2018 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

The following table summarizes, as of December 31, 2018, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$51,447	$22,026	$21,023	$5,677	$2,721
Debt obligations	3,902	138	277	3,487	—
Operating lease obligations	111	111	—	—	—
Total	$55,460	$22,275	$21,300	$9,164	$2,721

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

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, see Note 1 – Summary of Significant Accounting Policies to the consolidated financials statements.

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

The average maturity of the debt securities in our investment portfolio at December 31, 2018, was 6.82 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2018
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,519)	$81,462
100 basis point increase	(3,835)	85,146
No change	—	88,981
100 basis point decrease	3,817	92,798
200 basis point decrease	7,528	96,509

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

ICC Holdings, Inc. and Subsidiaries

Rock Island, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICC Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of earnings and comprehensive earnings (loss), stockholders’ equity and cash flows for each of the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

BKD, LLP

/s/ BKD, LLP

We have served as the Company’s auditor since 2016.

Cincinnati, Ohio

April 1, 2019

~  65  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2018	2017
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $89,252,906 at	$88,981,159	$89,605,073
12/31/2018 and $87,773,047 at 12/31/2017)
Common stocks¹ (cost - $13,572,713 at	11,843,223	8,534,109
12/31/2018 and $7,631,180 at 12/31/2017)
Preferred stocks (cost - $0 at	—	3,867,429
12/31/2018 and $3,783,311 at 12/31/2017)
Other invested assets	154,200	—
Property held for investment, at cost, net of accumulated depreciation of	3,586,273	3,126,566
$222,825 at 12/31/2018 and $127,161 at 12/31/2017
Cash and cash equivalents	4,644,784	6,876,519
Total investments and cash	109,209,639	112,009,696
Accrued investment income	648,321	687,453
Premiums and reinsurance balances receivable, net of allowances for	21,404,344	19,013,262
uncollectible amounts of $50,000 at 12/31/2018 and 12/31/2017
Ceded unearned premiums	796,065	274,972
Reinsurance balances recoverable on unpaid losses and settlement expenses,	6,735,964	10,029,834
net of allowances for uncollectible amounts of $0 at 12/31/2018 and 12/31/2017
Current federal income taxes	847,271	573,147
Net deferred federal income taxes	1,021,398	349,258
Federal income taxes	1,868,669	922,405
Deferred policy acquisition costs, net	5,247,188	4,592,415
Property and equipment, at cost, net of accumulated depreciation of	3,332,810	3,503,904
$5,099,090 at 12/31/2018 and $4,896,041 at 12/31/2017
Other assets	1,040,193	1,301,420
Total assets	$150,283,193	$152,335,361
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$51,447,440	$51,074,126
Unearned premiums	29,972,623	26,555,582
Reinsurance balances payable	993,004	327,483
Corporate debt	3,484,606	4,339,208
Accrued expenses	4,536,218	4,274,002
Other liabilities	1,256,003	1,663,415
Total liabilities	91,689,894	88,233,816
Equity:
Common stock[2]	35,000	35,000
Treasury stock, at cost[3]	(2,999,995)	—
Additional paid-in capital	32,505,423	32,333,290
Accumulated other comprehensive (loss) earnings, net of tax	(1,580,976)	2,227,069
Retained earnings	33,680,702	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[4]	(3,046,855)	(3,281,220)
Total equity	58,593,299	64,101,545
Total liabilities and equity	$150,283,193	$152,335,361

1 At December 31, 2018, common stock securities consist primarily of individual common stocks. At December 31, 2017, common stock consisted of exchange trade funds (ETF) made up primarily of Dividends Select and the S&P 500

2 Par value $0.01; authorized: 2018 - 10,000,000 shares and 2017 – 10,000,000 shares; issued: 2018 - 3,500,000 and 2017 – 3,500,000 shares; outstanding: 2018 - 2,992,734 and 2017 – 3,171,878 shares.

3 2018 – 196,721 shares and 2017 – 0 shares

4 2018 –304,685 shares and 2017 – 328,122 shares

See accompanying notes to consolidated financial statements.

~  66  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings (Loss)

	For the Year Ended
	December 31,
	2018	2017
Net premiums earned	$47,116,961	$44,213,271
Net investment income	2,890,266	2,632,498
Net realized investment gains	975,993	1,064,577
Other-than-temporary impairment losses	(16,178)	(57,316)
Other income	196,649	325,127
Consolidated revenues	51,163,691	48,178,157
Losses and settlement expenses	31,262,462	29,009,833
Policy acquisition costs and other operating expenses	18,214,983	17,307,700
Interest expense on debt	140,877	225,379
General corporate expenses	545,986	555,109
Total expenses	50,164,308	47,098,021
Earnings before income taxes	999,383	1,080,136
Income tax (benefit) expense:
Current	(234,037)	197,200
Deferred	340,124	175,085
Total income tax expense	106,087	372,285
Net earnings	$893,296	$707,851

Earnings per share:
Basic:
Basic net earnings per share	$0.29	$0.22
Diluted:
Diluted net earnings per share	$0.29	$0.22

Weighted average number of common shares outstanding:
Basic	3,119,968	3,158,163
Diluted	3,121,140	3,158,163

Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period, net of income tax (benefit) of $(810,701) in 2018
and income tax expense of $706,378 in 2017	$(3,049,791)	$1,371,206
Reclassification adjustment for (gains) included in net
income, net of income tax expense of $201,561 in 2018
and expense of $342,469 in 2017	(758,254)	(664,792)
Total other comprehensive (loss) earnings	(3,808,045)	706,414
Comprehensive (loss) earnings	$(2,914,749)	$1,414,265

See accompanying notes to consolidated financial statements.

~  67  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2017	$—	$—	$—	$—	$32,446,035	$1,154,175	$33,600,210
Net earnings	—	—	—	—	707,851		707,851
Retained earnings adjustment - change in tax rate[1]	—	—	—	—	(366,480)	366,480	—
Other comprehensive loss, net of tax	—	—	—	—	—	706,414	706,414
Issuance of shares, net of expenses	35,000	—	(3,500,000)	32,184,340	—	—	28,719,340
ESOP shares released	—	—	218,780	148,950	—	—	367,730
Balance, December 31, 2017	35,000	—	(3,281,220)	32,333,290	32,787,406	2,227,069	64,101,545
Purchase of common stock	—	(2,999,995)	—	—	—	—	(2,999,995)
Net earnings	—	—	—	—	893,296	—	893,296
Other comprehensive (loss), net of tax	—	—	—	—	—	(3,808,045)	(3,808,045)
Restricted stock unit expense	—	—	—	50,662	—	—	50,662
ESOP shares released	—	—	234,365	121,471	—	—	355,836
Balance, December 31, 2018	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299

See accompanying notes to consolidated financial statements.

~  68  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$893,296	$707,851
Adjustments to reconcile net earnings to net cash
provided by operating activities
Net realized investment gains	(975,993)	(1,064,577)
Other-than-temporary impairment losses	16,178	57,316
Depreciation	733,493	822,621
Deferred income tax	340,124	175,085
Amortization of bond premium and discount	296,050	334,150
Stock-based compensation expense	406,498	—
Change in:
Accrued investment income	39,132	(163,297)
Premiums and reinsurance balances receivable, (net)	(2,391,082)	(1,533,775)
Ceded unearned premiums	(521,093)	(4,221)
Reinsurance balances payable	665,521	217,693
Reinsurance balances recoverable	3,293,870	2,085,164
Deferred policy acquisition costs	(654,773)	(429,488)
Unpaid losses and settlement expenses	373,314	(1,743,128)
Unearned premiums	3,417,041	1,777,870
Accrued expenses	262,216	(553,040)
Current federal income tax	(274,124)	(423,895)
Other	(146,185)	472,340
Net cash provided by operating activities	5,773,483	734,669
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(18,697,057)	(32,572,815)
Common stocks, available-for-sale	(16,974,453)	(5,834,828)
Preferred stocks, available-for-sale	(140,925)	(1,112,999)
Other invested assets	(54,200)	—
Property held for investment	(555,371)	(995,355)
Property and equipment	(497,011)	(532,374)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	16,966,599	7,431,133
Common stocks, available-for-sale	11,843,798	5,481,197
Preferred stocks, available-for-sale	3,927,722	260,119
Property and equipment	30,277	1,596
Net cash used in investing activities	(4,150,621)	(27,874,326)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	29,087,070
Proceeds from loans	—	3,499,149
Repayments of borrowed funds	(854,602)	(2,946,890)
Purchase of common stock	(2,999,995)	—
Net cash (used in) provided by financing activities	(3,854,597)	29,639,329
Net (decrease) increase in cash and cash equivalents	(2,231,735)	2,499,672
Cash and cash equivalents at beginning of year	6,876,519	4,376,847
Cash and cash equivalents at end of period	$4,644,784	$6,876,519
Supplemental information:
Federal income tax paid	$—	$600,000
Interest paid	173,053	192,197

See accompanying notes to consolidated financial statements.

~  69  ~

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 29.7% and 33.7% of the premium was written in Illinois for the years ended December 31, 2018 and December 31, 2017, respectively. ICC sold its two wholly-owned subsidiaries, Beverage Insurance Agency, Inc. and Estrella Innovative Solutions, Inc. to ICC Holdings during the second quarter of 2018. ICC sold ICC Realty, LLC to its parent, ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segment.

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

~  70  ~

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

~  71  ~

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

~  72  ~

H.     PROPERTY AND EQUIPMENT

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2018 and 2017, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2018	2017
Automobiles	$603,046	$794,959
Furniture and fixtures	436,568	425,825
Computer equipment and software	3,542,339	3,404,975
Home office	3,849,947	3,774,187
Total cost	8,431,900	8,399,946
Accumulated depreciation	(5,099,090)	(4,896,041)
Net property and equipment	$3,332,810	$3,503,904

I.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of amounts needed to pay reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social, and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2018, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

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

~  73  ~

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

O.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains/losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a  21% tax rate for the years ended December 31, 2018, and 2017. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) expense of $(609,140) and $1,048,847 for 2018 and 2017, respectively.

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Twelve-Month Periods Ended December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2018	2017	where Net Earnings is Presented
Unrealized (gains) losses on AFS investments:
	$(975,993)	$(1,064,577)	Net realized invesment (gains) losses
	16,178	57,316	Other-than-temporary impairment losses
	201,561	342,469	Income tax (benefit) expense
Total reclassification adjustment, net of tax	$(758,254)	$(664,792)

P.      PROSPECTIVE ACCOUNTING STANDARDS

The dates presented below, represent the implementation dates for the Company. The Company’s status as an Emerging Growth Company could delay the required adoption of each of these standards.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) – This guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The new guidance is effective beginning January 1, 2019, and it is not expected to have a material impact on the Company’s cash flows.

~  74  ~

Financial Instruments Credit Losses (ASU 2018-19 and ASU 2016-13) – This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. AFS fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2020. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Leases (ASU 2018-20, ASU 2018-11, ASU 2018-10, ASU 2018-01, ASU 2017-13 and ASU 2016-02) – These updates are intended to increase transparency and comparability for lease transactions. ASU 2016-02 requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with an original term longer than twelve months and disclose key information about leasing arrangements. Lessor accounting is largely unchanged.

The updates are effective for the Company January 1, 2020. ASU 2016-02 required the adoption on a modified retrospective basis. However, with the issuance of ASU 2018-11, we have the option to recognize the cumulative effect as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. These updates provide optional practical expedients in transition. The effect of applying the new lease guidance on the consolidated financial statements is expected to be minimal due to current and future lease obligations being immaterial.

Financial Instruments – Recognition and Measurement (ASU 2016-01) – This guidance affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. The amendments will be applied to fiscal years beginning January 1, 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company will make a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The primary impact this guidance will have on our financial statements relates to recognizing changes in the fair value of equity securities through the statement of earnings. The impact to our statement of earnings will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

Revenue Recognition (ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09) – This will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company’s year ending December 31, 2019. The effect of applying this on the consolidated financial statements is not expected to have a material impact as the Company’s primary revenue is derived from insurance contracts which are excluded from the scope of ASU 2014-09.

Fair Value Measurement – Disclosure Requirements (ASU 2018-13) – The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We will be required to adopt this update on January 1, 2020, and depending on the specific amendment will be required to adopt prospectively or retrospectively. We early adopted the removal and modification of certain disclosures as permitted. We are currently evaluating the impact of the remaining guidance on our consolidated financial statements.

Q.     RISKS AND UNCERTAINTIES:

Certain risks and uncertainties are inherent to day-to-day operations and to the process of preparing the Company’s consolidated financial statements. The more significant risks and uncertainties, as well as the Company’s attempt to mitigate, quantify, and minimize such risks, are presented below and throughout the notes to the consolidated financial statements.

Catastrophe Exposures

The Company’s insurance coverages include exposure to catastrophic events. All catastrophe exposures are monitored by quantifying exposed policy limits in each region and by using computer-assisted modeling techniques. Additionally, the Company limits its risk to such catastrophes through restraining the total policy limits written in each region and by purchasing reinsurance. The Company’s major catastrophe exposure is to losses caused by tornado/hail and freeze to commercial properties throughout the Midwest.

~  75  ~

The catastrophe reinsurance treaty renewed on January 1, 2019, and the Company had protection of $9.5 million in excess of $500,000 first-dollar retention for both of the years ended December 31, 2018 and 2017. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off.

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2018, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. The Company is rated by A.M. Best. This rating reflects their opinion of the insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders.

~  76  ~

2.     INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
AFS, fixed maturity securities	$2,943,083	$2,500,136
Investment property	555,350	449,990
AFS, equity securities	266,531	434,950
Cash and short-term investments	25,303	42,426
Investment revenue	3,790,266	3,427,502
Less investment expenses	(900,000)	(795,004)
Net investment income	$2,890,266	$2,632,498

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of AFS securities and the related gross realized gains and losses, excluding OTTI, for the years ended December 31, 2018 and 2017.

				Net realized
	Proceeds	Gains	Losses	gain
2018
Fixed maturity securities	$16,966,599	$122,900	$(78,194)	$44,706
Common stocks	11,843,798	1,290,148	(363,094)	927,054
Preferred stocks	3,927,722	86,862	(82,629)	4,233
2017
Fixed maturity securities	$7,431,133	$29,436	$(21)	$29,415
Common stocks	5,481,197	1,025,909	(2,753)	1,023,156
Preferred stocks	260,119	12,006	—	12,006

The amortized cost and estimated fair value of fixed income AFS securities at December 31, 2018, are shown by contractual maturity below.

	Amortized Cost	Fair Value
Due in one year or less	$2,242,382	$2,234,271
Due after one year through five years	23,154,845	23,169,046
Due after five years through 10 years	13,837,642	13,902,040
Due after 10 years	15,645,904	15,876,778
Asset and mortgage backed securities without a specific due date	34,372,133	33,799,024
Total fixed maturity securities	$89,252,906	$88,981,159

~  77  ~

In addition, the following table is a schedule of amortized costs and estimated fair values of investments in fixed maturity and equity securities as of December 31, 2018 and 2017

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. Treasury	$1,348,575	$1,328,925	$—	$(19,650)
MBS/ABS/CMBS	34,372,133	33,799,024	33,955	(607,064)
Corporate	37,383,903	37,366,690	376,029	(393,242)
Municipal	16,148,295	16,486,520	398,569	(60,344)
Total fixed maturity securities	89,252,906	88,981,159	808,553	(1,080,300)
Equity securities:
Common stocks	13,572,713	11,843,223	406,812	(2,136,302)
Total equity securities	13,572,713	11,843,223	406,812	(2,136,302)
Total AFS securities	$102,825,619	$100,824,382	$1,215,365	$(3,216,602)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2017
Fixed maturity securities:
U.S. Treasury	$1,346,712	$1,333,725	$—	$(12,987)
MBS/ABS/CMBS	31,584,141	31,518,662	158,944	(224,423)
Corporate	31,038,526	31,989,174	1,001,906	(51,258)
Municipal	23,803,668	24,763,512	976,872	(17,028)
Total fixed maturity securities	87,773,047	89,605,073	2,137,722	(305,696)
Equity securities:
Common stocks	7,631,180	8,534,109	920,629	(17,700)
Preferred stocks	3,783,311	3,867,429	132,054	(47,936)
Total equity securities	11,414,491	12,401,538	1,052,683	(65,636)
Total AFS securities	$99,187,538	$102,006,611	$3,190,405	$(371,332)

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All of the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $13,696,585 and $13,517,725 and commercial mortgage backed securities of $10,126,352 and $8,469,852 at December 31, 2018 and 2017, respectively.

~  78  ~

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2018 and 2017. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2018			December 31, 2017
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$—	$1,328,925	$1,328,925	$1,038,297	$295,428	$1,333,725
Cost or amortized cost	—	1,348,575	1,348,575	1,046,508	300,204	1,346,712
Unrealized loss	—	(19,650)	(19,650)	(8,211)	(4,776)	(12,987)

MBS/ABS/CMBS
Fair value	16,890,857	11,956,493	28,847,350	9,754,119	7,445,071	17,199,190
Cost or amortized cost	17,039,357	12,415,057	29,454,414	9,778,528	7,645,085	17,423,613
Unrealized loss	(148,500)	(458,564)	(607,064)	(24,409)	(200,014)	(224,423)

Corporate
Fair value	14,304,322	5,745,289	20,049,611	5,583,942	2,023,856	7,607,798
Cost or amortized cost	14,550,153	5,892,700	20,442,853	5,610,093	2,048,963	7,659,056
Unrealized loss	(245,831)	(147,411)	(393,242)	(26,151)	(25,107)	(51,258)

Municipal
Fair value	3,069,720	838,980	3,908,700	478,019	1,171,520	1,649,539
Cost or amortized cost	3,100,036	869,008	3,969,044	479,904	1,186,663	1,666,567
Unrealized loss	(30,316)	(30,028)	(60,344)	(1,885)	(15,143)	(17,028)

Subtotal, fixed income
Fair value	34,264,899	19,869,687	54,134,586	16,854,377	10,935,875	27,790,252
Cost or amortized cost	34,689,546	20,525,340	55,214,886	16,915,033	11,180,915	28,095,948
Unrealized loss	(424,647)	(655,653)	(1,080,300)	(60,656)	(245,040)	(305,696)

Common stock
Fair value	8,187,764		8,187,764	637,100	—	637,100
Cost or amortized cost	10,324,066	—	10,324,066	654,800	—	654,800
Unrealized loss	(2,136,302)	—	(2,136,302)	(17,700)	—	(17,700)

Preferred stock
Fair value	—	—	—	842,530	520,710	1,363,240
Cost or amortized cost	—	—	—	870,755	540,421	1,411,176
Unrealized loss	—	—	—	(28,225)	(19,711)	(47,936)

Total
Fair value	42,452,663	19,869,687	62,322,350	18,334,007	11,456,585	29,790,592
Cost or amortized cost	45,013,612	20,525,340	65,538,952	18,440,588	11,721,336	30,161,924
Unrealized loss	$(2,560,949)	$(655,653)	$(3,216,602)	$(106,581)	$(264,751)	$(371,332)

As of December 31, 2018, the Company held 200 equity securities that were in unrealized loss positions. Of the 200 securities, none have been in an unrealized loss position for 12 consecutive months or longer. As of December 31, 2017, the Company held 13 equity securities that were in unrealized loss positions. Of these 13 securities, five were in an unrealized loss position for 12 consecutive months or longer and represented $19,711 in unrealized losses.

~  79  ~

The fixed income portfolio contained 131 securities in an unrealized loss position as of December 31, 2018. Of these 131 securities, 51 have been in an unrealized loss position for 12 consecutive months or longer and represent $655,653 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

For the year ended December 31, 2018, the Company recognized in net earnings $16,178 of OTTI losses on three common stock securities that were impaired during the fourth quarter of 2018. During 2017, the Company recognized $57,316 of OTTI on an ETF included in common stock that was impaired during the second quarter of 2017 and subsequently sold during the third quarter of 2017. For all fixed income securities at a loss at December 31, 2018, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis of each security, which may be maturity. Management does not consider these investments to be other-than-temporarily impaired at December 31, 2018. Based on management’s analysis, it was concluded that the fixed income securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2018, and 2017.

As required by law, certain fixed maturity investments amounting to $3,742,450 and $3,962,291 at December 31, 2018 and 2017, respectively, were on deposit with either regulatory authorities or banks. In addition, $0 and $923,766 was pledged as of December 31, 2018 and 2017, respectively, as part of a capital lease arrangement.

OTHER INVESTED ASSETS

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, its carrying amount approximates fair value. As of December 31, 2018, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the twelve month period ending December 31, 2018, there were no outstanding borrowings with the FHLBC.

PROPERTY HELD FOR INVESTMENT

In 2018, investment property comprised of 57  apartment rental units located in Rock Island, Moline, Illinois, Silvis, Illinois and Le Claire, Iowa. Property held for investment is net of accumulated depreciation of $222,825 and $127,161 as of December 31, 2018, and 2017, respectively. Related depreciation expense was $95,664 and $76,213 for the years ended December 31, 2018, and 2017, respectively.

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

~  80  ~

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

U.S. Treasury Bonds and Common Equity/ETF Securities—U.S. treasury bonds, common stock and exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). All common stock holdings are deemed Level 1.

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

Assets measured at fair value on a recurring basis as of December 31, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,328,925	$—	$—	$1,328,925
MBS/ABS/CMBS	—	33,799,024	—	33,799,024
Corporate	—	37,366,690	—	37,366,690
Municipal	—	16,486,520	—	16,486,520
Total fixed maturity securities	1,328,925	87,652,234	—	88,981,159
Equity securities
Common stocks	11,843,223	—	—	11,843,223
Total equity securities	11,843,223	—	—	11,843,223
Total AFS securities	$13,172,148	$87,652,234	$—	$100,824,382

~  81  ~

Assets measured at fair value on a recurring basis as of December 31, 2017, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,333,725	$—	$—	$1,333,725
MBS/ABS/CMBS	—	31,518,662	—	31,518,662
Corporate	—	31,989,174	—	31,989,174
Municipal	—	24,763,512	—	24,763,512
Total fixed maturity securities	1,333,725	88,271,348	—	89,605,073
Equity securities
Common stocks	8,534,109	—	—	8,534,109
Preferred stocks	—	3,867,429	—	3,867,429
Total equity securities	8,534,109	3,867,429	—	12,401,538
Total AFS securities	$9,867,834	$92,138,777	$—	$102,006,611

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2018 and 2017. Additionally, there were no securities transferred in or out of levels 1 or 2 during the years ended December 31, 2018 and 2017.

4.     POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2018	2017
Deferred policy acquisition costs (DAC), beginning of year	$4,592,415	$4,162,927
Deferred:
Direct commission	8,938,953	7,635,524
Premium taxes	1,184,884	902,438
Ceding commissions	(1,986,128)	(983,634)
Underwriting	912,589	435,916
Net deferred	9,050,298	7,990,245
Amortized	8,395,525	7,560,757
DAC, end of year	$5,247,188	$4,592,415

Policy acquisition costs:
Amortized to expense	$8,395,525	$7,560,757
Period costs:
Contingent commission	1,859,311	1,795,359
Other underwriting expenses	7,960,147	7,951,584
Total policy acquisition costs	$18,214,983	$17,307,700

5.     DEBT

As of December 31, 2018 and 2017, outstanding debt balances totaled $3,484,606 and $4,339,208, respectively. The average rate on debt was 3.7% in 2018 compared to 3.9% in 2017.

~  82  ~

Long-term debt consists of the following as of the periods referenced below:

	December 31,	December 31,
	2018	2017
Capital lease obligation	$—	$805,013
Debt obligation	3,484,606	3,534,195
Total	$3,484,606	$4,339,208

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and  $923,766 as of March 31, 2018 and December 31, 2017. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. For the twelve months ended December 31, 2018 and 2017, lease payments totaled $70,051 and $501,976, respectively. The outstanding lease obligation was $0 and $805,013 at December 31, 2018 and December 31, 2017, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65% and the Company pledged stock and $1.5 million of trust assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with BofI Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of debt agreements at year end 2018 and 2017 was $3,484,606 and $3,534,195, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company drawls down on the line of credit. There was no interest paid on the line of credit during the year ended December 31, 2018 and no interest paid on the line of credit during the year ended December 31, 2017. The balance of the revolving line of credit was $0 and $0 as of December 31, 2018 and 2017, respectively. There are no financial covenants governing this agreement.

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

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $1,000,000 for casualty business, $500,000 for property, and $500,000 for workers compensation, although certain treaties contain an annual aggregate deductible before reinsurance applies.

~  83  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2018	2017
WRITTEN
Direct	$61,125,339	$53,670,397
Reinsurance assumed	168,096	269,184
Reinsurance ceded	(11,280,526)	(7,952,661)
Net	$50,012,909	$45,986,920
EARNED
Direct	$57,702,159	$51,862,625
Reinsurance assumed	174,235	299,086
Reinsurance ceded	(10,759,433)	(7,948,440)
Net	$47,116,961	$44,213,271
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$35,263,637	$37,543,652
Reinsurance assumed	77,909	150,051
Reinsurance ceded	(4,079,084)	(8,683,870)
Net	$31,262,462	$29,009,833

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2018 and 2017, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $6,735,964 and $10,029,834, respectively. All of the Company’s reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best.

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2018. These reinsurers all have financial strength ratings of “A” or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2018.

			Net Reinsurer		Ceded
	A.M. Best	S & P	Exposure as of	Percent of	Premiums	Percent of
(In thousands)	Rating	Rating	December 31, 2018	Total	Written	Total
Everest Reinsurance Company	A+	A+	2,457	29.1%	958	8.5%
Hannover Ruckversicherungs	A+	AA-	1,883	22.3%	1,395	12.4%
Aspen Insurance UK Ltd	A	A	1,655	19.6%	1,764	15.6%
Platinum Underwriters	A	A-	948	11.2%	1,372	12.2%
Toa Reinsurance Company	A	A+	848	10.0%	—	0.0%
Allied World Reinsurance	A	A	801	9.5%	967	8.6%
Swiss Reinsurance	A+	AA-	794	9.4%	450	4.0%
Partner Reinsurance Company	A	A+	767	9.1%	491	4.4%
General Reinsurance Corporation	A++	AA+	665	7.9%	1,202	10.7%
Endurance Reinsurance	A	A	328	3.9%	895	7.9%
All other reinsurers including anticipated subrogation			(2,692)	-31.8%	1,786	15.8%
			8,454	100.0%	11,280	100.0%

~  84  ~

Ceded unearned premiums and reinsurance balances recoverable on paid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of its liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. On a quarterly basis, the financial condition of the Company’s reinsurers is monitored. As part of the monitoring efforts, management reviews annual summarized financial data and publically available information. The credit risk associated with the reinsurance balances recoverable is analyzed by monitoring the A.M. Best and S&P ratings of the reinsurers. In addition, the Company subjects its reinsurance recoverables to detailed recoverability tests, including one based on average default by A.M. Best rating.

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized and income charged. The Company had no allowance recorded related to uncollectible amounts on paid and unpaid recoverables at December 31, 2018 and 2017. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

~  85  ~

7.     UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2009 to 2018, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2018. The information about incurred and paid claims development for the years ended December 31, 2009 to 2017, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2018,  is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2018
	Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2009	$4,560	$4,099	$3,889	$4,406	$4,562	$4,409	$4,352	$4,370	$4,339	$4,339	$1	479
2010		5,644	5,105	4,831	4,992	5,118	5,006	4,891	4,899	4,862	(12)	485
2011			7,427	6,708	6,621	6,752	6,733	6,645	6,631	6,632	8	655
2012				6,143	6,374	6,406	6,546	6,482	6,411	6,455	1	507
2013					9,266	8,302	8,290	8,415	8,471	8,282	(5)	482
2014						8,865	7,586	7,798	7,883	7,817	33	561
2015							7,693	7,494	7,717	7,634	(17)	427
2016								8,941	7,981	8,372	14	447
2017									13,993	13,568	(250)	554
2018										11,454	323	567
Total										79,415

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$2,991	3,930	4,082	4,137	4,280	4,349	4,338	4,338	4,339	$4,339
2010		3,166	4,584	4,719	4,740	4,791	4,818	4,873	4,874	4,874
2011			5,327	6,351	6,459	6,520	6,556	6,589	6,623	6,623
2012				4,949	6,401	6,369	6,362	6,326	6,472	6,469
2013					6,856	8,079	8,200	8,238	8,265	8,272
2014						6,243	7,631	7,746	7,796	7,795
2015							5,057	7,040	7,474	7,645
2016								6,157	7,624	8,236
2017									10,055	13,482
2018										8,487
Total										76,222
Unpaid losses and settlement expense - years 2009 through 2018										3,193
Unpaid losses and settlement expense - prior to 2009										(3)
Unpaid loss and settlement expense, net of reinsurance										$3,190

~  86  ~

WORKERS COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2018
	Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2009	$11,945	$10,845	$11,549	$11,807	$12,119	$12,098	$11,824	$11,895	$11,951	$11,957	$15	1,259
2010		10,475	11,039	10,683	11,371	11,701	11,474	11,422	11,431	11,469	45	1,093
2011			12,375	12,126	11,894	12,039	12,098	12,027	11,819	11,723	8	1,356
2012				13,122	11,338	11,407	11,638	12,692	12,845	12,632	75	1,325
2013					12,584	13,559	13,169	12,960	13,696	13,858	262	1,314
2014						13,385	14,744	15,341	16,718	16,881	591	1,415
2015							16,596	13,876	13,440	13,862	1,109	1,245
2016								16,677	14,843	16,240	3,260	1,176
2017									15,808	15,803	5,587	1,184
2018										18,308	10,153	1,065
Total										142,733

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$1,202	$3,014	$6,175	$8,289	$10,281	$11,080	$11,432	$11,639	$11,862	$11,920
2010		1,248	3,395	5,865	8,462	10,022	10,733	11,067	11,194	11,345
2011			1,669	3,761	5,841	8,072	10,122	10,971	11,484	11,627
2012				1,180	3,021	5,589	8,327	10,913	11,753	12,156
2013					1,579	4,156	7,634	10,423	12,181	12,978
2014						1,539	4,087	9,515	13,602	15,232
2015							1,405	4,319	7,400	10,527
2016								1,490	5,485	8,190
2017									1,523	5,419
2018										1,963
Total										101,357
Unpaid losses and settlement expense - years 2009 through 2018										41,376
Unpaid losses and settlement expense - prior to 2009										145
Unpaid loss and settlement expense, net of reinsurance										$41,521

~  87  ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2018
	Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2009	$16,505	$14,944	$15,438	$16,213	$16,681	$16,507	$16,176	$16,265	$16,290	$16,296	$16	1,738
2010		16,119	16,144	15,514	16,363	16,819	16,480	16,313	16,330	16,331	33	1,578
2011			19,802	18,834	18,515	18,791	18,831	18,672	18,450	18,355	16	2,011
2012				19,265	17,712	17,813	18,184	19,174	19,256	19,087	76	1,832
2013					21,850	21,861	21,459	21,375	22,167	22,140	257	1,796
2014						22,250	22,330	23,139	24,601	24,698	624	1,976
2015							24,289	21,370	21,157	21,496	1,092	1,672
2016								25,618	22,824	24,612	3,274	1,623
2017									29,801	29,371	5,337	1,738
2018										29,762	10,476	1,632
Total										222,148

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$4,193	6,944	10,257	12,426	14,561	15,429	15,770	15,977	16,201	$16,259
2010		4,414	7,979	10,584	13,202	14,813	15,551	15,940	16,068	16,219
2011			6,996	10,112	12,300	14,592	16,678	17,560	18,107	18,250
2012				6,129	9,422	11,958	14,689	17,239	18,225	18,625
2013					8,435	12,235	15,834	18,661	20,446	21,250
2014						7,782	11,718	17,261	21,398	23,027
2015							6,462	11,359	14,874	18,172
2016								7,647	13,109	16,426
2017									11,578	18,901
2018										10,450
Total										177,579
Unpaid losses and settlement expense - years 2009 through 2018										44,569
Unpaid losses and settlement expense - prior to 2009										142
Unpaid loss and settlement expense, net of reinsurance										$44,711

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	69.9%	26.5%	2.7%	-2.1%	-0.5%	2.4%	0.9%	-0.3%	0.5%
Liability Lines	10.1%	20.6%	23.2%	20.4%	12.1%	5.8%	4.4%	1.6%	1.7%
Total Lines	32.1%	21.9%	15.2%	12.9%	7.8%	4.6%	3.2%	1.0%	1.3%

~  88  ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2018 and 2017.

(In thousands)	2018	2017
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,074	$52,817
Less: Ceded	10,030	12,115
Net	41,044	40,702
Increase (decrease) in incurred losses and settlement expense:
Current year	29,762	29,801
Prior years	1,500	(791)
Total incurred	31,262	29,010
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,450	11,577
Prior years	17,145	17,091
Total paid	27,595	28,668
Net unpaid losses and settlement expense - end of the period	44,711	41,044
Plus: Reinsurance recoverable on unpaid losses	6,736	10,030
Gross unpaid losses and settlement expense - end of the period	$51,447	$51,074

(In thousands)	2018	2017
Supplemental ceded unpaid losses and settlement expense at end of year disclosure:
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 in 2018 and $0 in 2017	$6,736	$10,030
Less : Reinsurance balances payable	—	—
Reinsurance recoverable on unpaid losses	$6,736	$10,030

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

~  89  ~

A discussion of significant components of reserve development for the two most recent calendar years follows:

2018

For calendar year 2018, the Company experienced adverse development relative to prior years’ reserve estimates in its casualty line of business primarily from the 2016 accident year. Adverse development in Business Liability was partially offset by favorable development in Liquor Liability and Workers’ Compensation.

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

8.     INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2018	2017
Deferred tax assets:
Tax discounting of claim reserves	$814,193	$454,772
Unearned premium reserve	1,255,183	1,139,002
AMT credit carryforward	—	103,439
Deferred compensation	103,178	131,175
Provision for uncollectible accounts	10,500	10,500
Net unrealized depreciation of securities	420,259	—
Other	53,193	71,688
Deferred tax assets before allowance	2,656,506	1,910,576
Less valuation allowance	—	—
Total deferred tax assets	$2,656,506	$1,910,576
Deferred tax liabilities:
Transition adjustment for loss reserve discounting	$292,176	$—
Net unrealized appreciation of securities	—	592,005
Deferred policy acquisition costs	1,101,910	964,407
Property and equipment	237,581	1,267
Other	3,441	3,639
Total deferred tax liabilities	1,635,108	1,561,318
Net deferred tax asset	$1,021,398	$349,258

The Tax Cuts and Jobs Act of 2017 (the Tax Act) was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% effective January 1, 2018. As a result, the Company revalued its deferred tax items as of December 31, 2017 to reflect the 21% rate as provided for in the Tax Act.  The Tax Act required a change in the methodology employed to calculate reserves for tax purposes. Beginning in 2018, a higher interest rate assumption and longer payout patterns will be used to discount loss reserves. In addition, companies will no longer be able to elect to use their own experience to discount reserves, but will instead be required to use the industry-based tables published by the Internal Revenue Service (IRS) annually.

In December 2018, the Treasury issued Rev Proc 2019-06, which included revised loss reserve discounting factors and transitional guidance necessary to complete the accounting for the impacts of the Tax Act. The transitional adjustment for loss reserve discounting was calculated as of January 1, 2018 and the resulting adjustment will be recognized in taxable income evenly over an eight year period beginning in 2018.

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

~  90  ~

Income tax expense for the years ended December 31, 2018 and 2017, differed from the amounts computed by applying the U.S. federal tax rate of 21% and 34%, respectively, to pretax income from continuing operations as presented in the following table:

	Years ended December 31,
	2018	2017
Provision for income taxes at the statutory federal tax rates	$209,870	$367,246
Increase (reduction) in taxes resulting from:
Dividends received deduction	(35,802)	(48,020)
Tax-exempt interest income	(128,292)	(219,550)
15% proration of tax exempt interest and dividends received deduction	40,522	38,203
Officer life insurance, net	4,429	(546)
Nondeductible expenses	44,505	70,329
Effect of change in tax rate	—	152,173
Prior year true-ups and other	(29,145)	12,450
Total	$106,087	$372,285

The Company’s effective tax rate was 10.6% and 34.5% for 2018 and 2017, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

As of December 31, 2018, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2015 through current year. There are currently no open tax exams.

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

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $239,813 and $311,507 for 2018 and 2017, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

DEFERRED COMPENSATION

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 4.22%, the fully vested obligation under the agreement would total approximately $1,643,716 on January 1, 2032. As of December 31, 2018 and 2017, the accrued liability related to this agreement totaled $235,932 and $248,481, respectively. The Company’s recognized $12,549 of benefit and $95,072 of expense in 2018 and 2017, respectively.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the shareholder’s equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

~  91  ~

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $288,538 to the ESOP during the fourth quarter of 2018. The Company contributed $269,344 to the ESOP during the fourth quarter of 2017.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2018, we recognized compensation expense of $355,836 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2018. Of the 23,437 shares committed to be released, 1,867 shares were commited on December 31, 2018 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2018.  For the year ended December 31, 2017, we recognized compensation expense of $367,730 related to 21,878 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2017. Of the 21,878 shares committed to be released, 2,320 shares were committed on December 31, 2017 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2017. The fair value of the unearned ESOP shares as of December 31, 2018 and December 31, 2017 was $4,158,955 and $5,338,545, respectively.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of December 31, 2018,  11,700 RSUs have been granted at a fair market value of $15.10 per share. We recognized $50,662 of expense on these units in the twelve months ended December 31, 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $126,008 as of December  31, 2018, which will be recognized over the remainder of the three-year vesting period.

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

The NAIC has Risk-based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the company’s balance sheet and mix of products. As of December 31, 2018 and 2017, ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC had an authorized control level RBC of $6,751,399 and $6,275,664 as of December 31, 2018 and 2017, respectively, compared to actual statutory capital and surplus of $50,552,167 and $50,772,460, respectively, for these same periods.

The following table includes selected information for our insurance subsidiary:

	As of and periods ended December 31,
	2018	2017
Net income, statutory basis	$1,206,160	$1,316,086
Consolidated surplus, statutory basis	$50,552,167	$50,772,460

~  92  ~

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

The Company did not pay any dividends to security holders in 2018 or 2017. It did however, make cash dividend payments in the amount of $6,836 and $2,646 in 2018 and 2017, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

11.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, held two surplus notes from the Company totaling $1,150,000 which were converted into 115,000 shares of the Company’s common stock on March 17, 2017. John R. Klockau received a payment for interest on the surplus notes of $12,975 during the three months ended March 31, 2017. Additionally, Mr. Klockau is a claims consultant and was paid $15,680 and $16,230 in 2018 and 2017, respectively, related to his services to the Company.

Mr. Kevin Clinton is a director of the Company and owns more than 10% of the Company’s outstanding shares of common stock. On September 7, 2018, the Company repurchased from the Clinton-Flood Purchasers, as previously defined in our final prospectus filed with the SEC on February 13, 2017, which includes Mr. Kevin Clinton, 196,721 shares of the Company’s common stock at a price of $15.25 per share. The Clinton-Flood Purchasers received an aggregate payment of $2,999,995 during the year ended December 31, 2018 related to the share repurchase. Mr. Clinton was paid $2,071 and $1,330 in 2018 and 2017, respectively for travel reimbursement costs.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group. Mr. Burgess was paid $3,812 and $2,690 in 2018 and 2017, respectively. Griffin Financial Group was paid $0 and $893,240 in 2018 and 2017, respectively. Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $99,591 and $46,286 as of December 31, 2018 and 2017, respectively.

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

The Company has operating lease obligations related to managing the business. Minimum future rental payments under non-cancellable agreements total $111,490 in 2019.

13.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~  93  ~

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

Audit Committee, Board of Directors

ICC Holdings, Inc. and Subsidiaries

Rock Island, Illinois

In connection with our audit of the consolidated financial statements of ICC Holdings, Inc. and Subsidiaries for each of the two years in the period ended December 31, 2018, we have also audited Schedules III, IV, V and VI on pages 95 through 101.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

BKD, LLP

/s/ BKD, LLP

We have served as the Company’s auditor since 2016.

Cincinnati, Ohio

April 1, 2019

~  94  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2018	December 31, 2017
Assets
Investment in subsidiaries	$60,766,224	$61,945,522
Available for sale securities, at fair value
Fixed maturity securities	2,048,604	2,604,331
Common Stocks	812,938	1,031,038
Other invested assets	115,000	-
Cash and cash equivalents	861,739	1,591,979
Due from subsidiaries	9,292	483,380
Accrued investment income	9,403	6,640
Current federal income taxes	438,347	-
Net deferred federal income taxes	34,860	85,676
Other assets	679,116	93,111
Total assets	$65,775,524	$67,841,677

Liabilities and Shareholders' Equity
Liabilities:
Debt	$6,459,293	$3,496,108
Accrued expenses	145,085	79,261
Other liabilities	577,848	164,762
Total liabilities	7,182,225	3,740,131
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost	(2,999,995)	-
Additional paid-in capital	32,505,423	32,333,290
Accumulated other comprehensive earnings, net of tax	(1,580,976)	2,227,069
Retained earnings	33,680,702	32,787,406
Less: Unearned Employee Stock Ownership Plan shares at cost[2]	(3,046,855)	(3,281,220)
Total equity	58,593,299	64,101,545
Total liabilities and equity	$65,775,524	$67,841,677

1Par value $0.01; authorized: 2018 - 10,000,000 shares and 2017 - 10,000,000 shares; issued: 2018 - 3,500,000 and 2017 – 3,500,000 shares;  outstanding: 2018 - 2,992,734 and 2017 - 3,171,878 shares.

22018 - 304,685 shares and 2017 - 328,122 shares

~  95  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net investment income	$897,051	$152,932
Net realized investment gains	42,554	141,902
Other-than-temporary impairment losses	—	—
Other income	(116,397)	399
Total revenue	823,208	295,233
Policy acquisition costs and other operating expenses	1,639,796	1,228,459
Interest expense on debt	129,243	98,537
General corporate expenses	8,930	—
Total expenses	1,777,968	1,326,997

Loss before equity earnings of subsidiaries and income taxes	(954,760)	(1,031,763)
Total income tax benefit	(326,056)	(346,746)
Net loss before equity earnings of subsidiaries	(628,705)	(685,017)
Equity earnings in subsidiaries	1,522,001	1,392,868

Net earnings	$893,296	$707,851

Other comprehensive earnings, net of tax	(264,789)	55,828
Equity in other comprehensive income of subsidiaries	(3,543,256)	650,586
Comprehensive (loss) earnings	$(2,914,749)	$1,414,265

~  96  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net earnings	$893,296	$707,851
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Net realized gains	(42,554)	(141,902)
Depreciation	237,134	3,160
Deferred income tax	50,816	(85,676)
Equity in undistributed (income) of subsidiaries	(1,522,001)	(1,392,868)
Amortization of bond premium and discount	6,624	22,566
Stock-based compensation expense	406,498	—
Change in:
Due from subsidiaries	106,358	(115,650)
Accrued investment income	(2,763)	6,640
Accrued expenses	65,824	79,261
Current federal income tax	(438,347)	103,439
Other	707,864	(31,787)
Net cash provided by operating activities	468,749	(844,966)
Cash flows from investing activities:
Contributions to subsidiaries	(770,483)	(26,330,618)
Purchases of:
Fixed maturity securities, available-for-sale	(749,824)	(8,280,927)
Common stocks, available-for-sale	(1,346,958)	(1,566,247)
Other invested assets	(15,000)	—
Property and equipment	(887,574)	(28,407)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	1,220,578	5,762,299
Common stocks, available-for-sale	1,380,293	665,397
Property and equipment	6,790	—
Net cash used in investing activities	(1,162,178)	(29,778,503)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	28,719,340
Proceeds from loan	3,000,000	3,499,149
Repayments of borrowed funds	(36,816)	(3,041)
Purchase of common stock	(2,999,995)	—
Net cash provided by (used in) financing activities	(36,811)	32,215,448
Net increase in cash and cash equivalents	(730,240)	1,591,979
Cash and cash equivalents at beginning of year	1,591,979	—
Cash and cash equivalents at end of period	$861,739	$1,591,979
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	194,680	65,276

~  97  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2018 and 2017

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2018
Commercial Business	$5,247	$51,447	$29,973	$993	$47,117
Total	$5,247	$51,447	$29,973	$993	$47,117
December 31, 2017
Commercial Business	$4,592	$51,074	$26,556	$327	$44,213
Total	$4,592	$51,074	$26,556	$327	$44,213

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2018
Commercial Business	$2,890	$31,262	$8,396	$10,506	$50,013
Total	$2,890	$31,262	$8,396	$10,506	$50,013
December 31, 2017
Commercial Business	$2,632	$29,010	$7,561	$10,527	$45,987
Total	$2,632	$29,010	$7,561	$10,527	$45,987

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  98  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2018 and 2017

(In thousands)		Ceded to	Assumed From		Percentage of
Premiums	Gross	Other	Other		Amount
Earned	Amount	Companies	Companies	Net Amount	Assumed to Net
2018	$57,702	$10,759	$174	$47,117	0.4%
2017	$51,863	$7,948	$299	$44,214	0.7%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  99  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Allowance for Uncollectible Premiums and Other Receivables

Years ended December 31, 2018 and 2017

(In thousands)	2018	2017
Beginning balance	$50	$50
Additions	—	—
Deletion	—	—
Ending balance	$50	$50

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  100  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2018 and 2017

	Deferred	Reserve for
	policy	Losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2018	$5,247	$51,447	$—	$29,973	$47,117	$2,890
2017	$4,592	$51,074	$—	$26,556	$44,213	$2,632

				Paid losses
	Losses and settlment			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2018	$29,762	$1,500	$8,396	$(27,595)	$50,013
2017	$29,801	$(791)	$7,561	$(28,668)	$45,987

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  101  ~

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of the third quarter’s Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective because of the material weakness in the internal control described in the Quarterly Report on Form 10-Q for the period ended September 30, 2018.

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

As described in the Quarterly Report on Form 10-Q for the period ended September 30, 2018, we developed a remediation plan for implementation in the fourth quarter.  This remediation plan was implemented and the following controls tested for the period ended December 31, 2018.

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

Based upon the foregoing, we concluded that the material weakness previously identified was remediated as of December 31, 2018.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018. Based on this evaluation and the remediation of the material weakness in our internal control over financial reporting during the fourth quarter, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of

~  102  ~

the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Except for the Company’s identification, assessment, remediation and testing of the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 21, 2019, and the information under the following captions is included in such incorporation by reference:  “Directors, Executive Officers and Corporate Governance,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Transactions, and Director Independence,” and “Principal Accounting Fees and Services.”

~  103  ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1-2) See Item 8 for Consolidated Financials Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 106.

(b)	Exhibits. See Exhibit Index on page 106.

(c)	Financial Statement Schedules. See Financial Statement Schedules on pages 95-101.

~  104  ~

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

Signature	Capacity	Date

/s/ Arron K. Sutherland Arron K. Sutherland	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2019

/s/ Joel K. Heriford	Director	April 1, 2019
Joel K. Heriford

Gerald J. Pepping	Director

Mark J. Schwab	Director

/s/ Scott T. Burgess Scott T. Burgess	Director	April 1, 2019

/s/ James R. Dingman James R. Dingman	Director	April 1, 2019

/s/ R. Kevin Clinton	Director	April 1, 2019
R. Kevin Clinton

/s/ John R. Klockau John R. Klockau	Director	April 1, 2019

/s/ Daniel H. Portes Daniel H. Portes	Director	April 1, 2019

/s/ Christine C. Schmitt Christine C. Schmitt	Director	April 1, 2019

/s/ Michael R. Smith Michael R. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019

~  105  ~

EXHIBIT INDEX

Exhibit Number	Description
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
10.2

Employment Agreement among ICC Holdings, Inc., Illinois Casualty Company and Arron K. Sutherland (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on November 7, 2016)

10.3

Form of Change of Control Agreement among ICC Holdings, Inc., Illinois Casualty Company and an employee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on November 7, 2016)

10.4

ICC Holdings, Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on November 7, 2016)

10.5

Purchase Agreement among ICC Holdings, Inc., Illinois Casualty Company, and certain investors, including R. Kevin Clinton (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on October 13, 2016)

10.6

Purchase Agreement among ICC Holdings, Inc., Illinois Casualty Company, and Rock Island Investors, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on October 13, 2016)

10.7

Purchase Agreement among ICC Holdings, Inc., Illinois Casualty Company, and Tuscarora Wayne (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on October 13, 2016)

10.8

Illinois Casualty Company Profit Sharing Cash Bonus Program (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on October 13, 2016)

10.9

Form of Restricted Stock Units Award Agreement (Chief Executive Officer) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38406) filed on April 2, 2018)

10.10

Form of Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38406) filed on April 2, 2018)

10.11

Stock Purchase Agreement, dated August 31, 2018, by and between ICC Holdings, Inc. and certain entities and individuals identified on Annex A therto (incorporated by reference to Exhibit 3 to Amendment No. 1 to the Schedule 13D/A (File No. 000-1701992) filed by R. Kevin Clinton on September 12, 2018)

21.1	Subsidiaries of ICC Holdings, Inc.
23.1	Consent of BKD, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

~  106  ~