Form 10-Q
period 2019-03-31
ICC Holdings, Inc.
filed 2019-05-15
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ICCH	The NASDAQ Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 13, 2019 was 3,303,279.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $88,333,116 at	$89,927,455	$88,981,159
3/31/2019 and $89,252,906 at 12/31/2018)
Common stocks (cost - $13,562,127 at	13,701,398	11,843,223
3/31/2019 and $13,572,713 at 12/31/2018)
Other invested assets	243,200	154,200
Property held for investment, at cost, net of accumulated depreciation of	3,560,838	3,586,273
$248,310 at 3/31/2019 and $222,825 at 12/31/2018
Cash and cash equivalents	6,409,153	4,644,784
Total investments and cash	113,842,044	109,209,639
Accrued investment income	681,569	648,321
Premiums and reinsurance balances receivable, net of allowances for	22,081,040	21,404,344
uncollectible amounts of $50,000 at 3/31/2019 and 12/31/2018
Ceded unearned premiums	783,694	796,065
Reinsurance balances recoverable on unpaid losses and settlement expenses,	15,108,689	6,735,964
net of allowances for uncollectible amounts of $0 at 3/31/2019 and 12/31/2018
Federal income taxes	1,253,256	1,868,669
Deferred policy acquisition costs, net	5,243,470	5,247,188
Property and equipment, at cost, net of accumulated depreciation of	3,229,627	3,332,810
$5,250,364 at 3/31/2019 and $5,099,090 at 12/31/2018
Other assets	1,046,815	1,040,193
Total assets	$163,270,204	$150,283,193
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,017,342	$51,447,440
Unearned premiums	29,983,133	29,972,623
Reinsurance balances payable	4,544,231	993,004
Corporate debt	3,484,606	3,484,606
Accrued expenses	2,570,332	4,536,218
Other liabilities	1,217,501	1,256,003
Total liabilities	102,817,145	91,689,894
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,001,395)	(2,999,995)
Additional paid-in capital	32,545,836	32,505,423
Accumulated other comprehensive earnings (loss), net of tax	1,259,530	(1,580,976)
Retained earnings	32,603,153	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,989,065)	(3,046,855)
Total equity	60,453,059	58,593,299
Total liabilities and equity	$163,270,204	$150,283,193

1Par value $0.01; authorized: 2019 - 10,000,000 shares and  2018 – 10,000,000 shares; issued: 2019 - 3,500,000 shares and 2018 – 3,500,000 shares;  outstanding: 2019 - 3,004,273 and 2018 - 2,992,734 shares.

22019 – 196,821 shares and 2018 – 196,721 shares

32019 –298,906 shares and 2018 –304,685 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	March 31,
	2019	2018
Net premiums earned	$12,445,914	$11,296,944
Net investment income	795,373	702,884
Net realized investment (losses) gains	(47,426)	1,102,130
Net unrealized gains on equity securities	1,840,418	—
Other (loss) income	(53,887)	56,678
Consolidated revenues	14,980,392	13,158,636
Losses and settlement expenses	9,607,290	7,995,849
Policy acquisition costs and other operating expenses	4,850,186	4,137,351
Interest expense on debt	32,014	48,161
General corporate expenses	143,161	136,250
Total expenses	14,632,651	12,317,611
Earnings before income taxes	347,741	841,025
Total income tax expense	58,993	165,198
Net earnings	$288,748	$675,827

Other comprehensive earnings (loss), net of tax	1,474,209	(2,567,077)
Comprehensive earnings (loss)	$1,762,957	$(1,891,250)

Earnings per share:
Basic:
Basic net earnings per share	$0.10	$0.21
Diluted:
Diluted net earnings per share	$0.10	$0.21

Weighted average number of common shares outstanding:
Basic	2,999,068	3,173,807
Diluted	3,000,770	3,174,234

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2018	$35,000	$—	$(3,281,220)	$32,333,290	$32,787,406	$2,227,069	$64,101,545
Net earnings	—	—	—	—	675,827	—	675,827
Other comprehensive (loss), net of tax	—	—	—	—	—	(2,567,077)	(2,567,077)
Restricted stock unit expense	—	—	—	6,293	—	—	6,293
ESOP shares released	—	—	57,949	32,293	—	—	90,242
Balance, March 31, 2018	$35,000	$—	$(3,223,271)	$32,371,876	$33,463,233	$(340,008)	$62,306,830

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297
Purchase of common stock	—	(1,400)	—	—	—	—	(1,400)
Net earnings	—	—	—	—	288,748	—	288,748
Other comprehensive earnings, net of tax	—	—	—	—	—	1,474,209	1,474,209
Restricted stock unit expense	—	—	0	18,773	—	—	18,773
ESOP shares released	—	—	57,790	21,640	—	—	79,430
Balance, March 31, 2019	$35,000	$(3,001,395)	$(2,989,065)	$32,545,836	$32,603,153	$1,259,530	$60,453,059

1See discussion of Accounting Standards Update 2016-01 adoption in Note 1 - Summary of Significant Accounting Policies

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$288,748	$675,827
Adjustments to reconcile net earnings to net cash
provided by operating activities
Net realized investment losses (gains)	47,426	(1,102,130)
Net unrealized gains on equity securities	(1,840,418)	—
Depreciation	199,126	131,273
Deferred income tax	375,879	12,135
Amortization of bond premium and discount	57,625	87,514
Stock-based compensation expense	98,203	—
Change in:
Accrued investment income	(33,248)	(16,348)
Premiums and reinsurance balances receivable	(676,696)	(921,039)
Ceded unearned premiums	12,371	(219,051)
Reinsurance balances payable	3,551,227	355,594
Reinsurance balances recoverable	(8,372,725)	265,496
Deferred policy acquisition costs	3,718	72,825
Unpaid losses and settlement expenses	9,569,902	369,977
Unearned premiums	10,510	895,609
Accrued expenses	(1,965,886)	(1,802,486)
Current federal income tax	(152,343)	127,018
Other	(45,124)	(430,656)
Net cash provided by (used in) operating activities	1,128,295	(1,498,442)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(4,902,758)	(6,227,279)
Common stocks	(617,566)	(13,061,846)
Preferred stocks	—	(140,925)
Other invested assets	(104,000)	(39,200)
Property held for investment	(50)	(33,703)
Property and equipment	(75,726)	(165,674)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	5,778,893	4,070,941
Common stocks	553,413	8,593,328
Preferred stocks	—	3,861,722
Property and equipment	5,268	44,536
Net cash provided by (used in) investing activities	637,473	(3,098,100)
Cash flows from financing activities:
Net proceeds received from issuance of shares of common stock	—	96,535
Repayments of borrowed funds	—	(848,132)
Purchase of common stock	(1,400)	—
Net cash used in financing activities	(1,400)	(751,597)
Net increase (decrease) in cash and cash equivalents	1,764,368	(5,348,139)
Cash and cash equivalents at beginning of year	4,644,784	6,876,519
Cash and cash equivalents at end of period	$6,409,153	$1,528,380
Supplemental information:
Federal income tax recovered	$164,543	$—
Interest paid	—	80,394

See accompanying notes to consolidated financial statements.

~  6  ~

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 29.6% and 33.3% of the premium is written in Illinois for the three months ended March 31, 2019 and 2018, respectively. ICC sold its two wholly-owned subsidiaries, Beverage Insurance Agency, Inc. and Estrella Innovative Solutions, Inc. to ICC Holdings during the second quarter of 2018. ICC sold ICC Realty, LLC to its parent, ICC Holdings, Inc. during the fourth quarter of 2017. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018 (the “2018 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2019, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported its significant accounting policies in the 2018 10-K.

D.  ADOPTED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition (ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09) – This update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted these updates effective January 1, 2019. All contracts within the scope of Topic 944, Financial Services – Insurance, investment income, investment related gains and losses and equity in earnings of unconsolidated investees are outside the scope of this ASU. As such, the adoption did not have a material effect on our consolidated financial statements.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) – This guidance addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. We adopted this update effective January 1, 2019, and the adoption did not have a material effect on our consolidated financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01) – This guidance affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of

~  7  ~

financial instruments. This update requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. Prior to the effective date of this update, changes in fair value related to available-for-sale (AFS) equity securities were recognized in OCI. We adopted this update effective January 1, 2019. Upon adoption, we recognized a cumulative-effect decrease to beginning retained earnings of $1.4 million and a corresponding increase to accumulated other comprehensive income (AOCI).

E. PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2018 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies at a later date in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

F.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2019 and 2018, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2019	2018
Automobiles	$608,511	$603,046
Furniture and fixtures	447,132	436,568
Computer equipment and software	3,557,716	3,542,339
Home office	3,866,632	3,849,947
Total cost	8,479,991	8,431,900
Accumulated depreciation	(5,250,364)	(5,099,090)
Net property and equipment	$3,229,627	$3,332,810

G.     COMPREHENSIVE EARNINGS

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

	Three-Month Periods Ended March 31,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding gains (losses) arising during the period	$1,866,085	$(429,343)	$1,436,742	$(2,147,336)	$450,942	$(1,696,394)
Reclassification adjustment for losses (gains) included in net earnings	47,426	(9,959)	37,467	(1,102,130)	231,447	(870,683)
Total other comprehensive earnings (loss)	$1,913,511	$(439,302)	$1,474,209	$(3,249,466)	$682,389	$(2,567,077)

~  8  ~

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2019	2018	where Net Earnings is Presented
Unrealized losses (gains) on investments:
	$47,426	$(1,102,130)	Net realized investment losses (gains)
	(9,959)	231,447	Income tax (benefit) expense
Total reclassification adjustment, net of tax	$37,467	$(870,683)

2.     INVESTMENTS

The Company’s investments are primarily composed of fixed income debt securities and common and preferred stock equity securities. We carry our equity securities at fair value and categorize all of our fixed maturity debt securities as available-for-sale (AFS), which are carried at fair value. When available, quoted market prices are obtained to determine fair value for the Company’s investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. The Company has no investment securities for which fair value is determined using Level 3 inputs as defined in Note 3 – Fair Value Disclosures. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting.

Available-for-Sale Fixed Maturity and Equity Securities

The following tables are a summary of the proceeds from sales, maturities, and calls of available-for-sale fixed maturity and equity securities and the related gross realized gains and losses.

	For the Three-Months Ended March 31,
				Net realized
	Proceeds	Gains	Losses	gain
2019
Fixed maturity securities	$5,778,893	$25,589	$(11,619)	$13,970
Common stocks	553,413	63,577	(124,973)	(61,396)
Preferred stocks	—	—	—	—
2018
Fixed maturity securities	$4,070,941	$48,118	$(13,031)	$35,087
Common stocks	8,593,328	1,086,389	(24,254)	1,062,135
Preferred stocks	3,861,722	86,862	(81,954)	4,908

The amortized cost and estimated fair value of fixed income securities at March 31, 2019, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,442,051	$2,436,559
Due after one year through five years	23,845,589	24,306,392
Due after five years through 10 years	13,719,450	14,325,931
Due after 10 years	13,814,588	14,500,013
Asset and mortgage backed securities without a specific due date	34,511,438	34,358,560
Total fixed maturity securities	$88,333,116	$89,927,455

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  9  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at March 31, 2019 and December 31, 2018:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$1,349,045	$1,335,742	$—	$(13,303)
MBS/ABS/CMBS	34,511,437	34,358,559	188,396	(341,274)
Corporate	38,317,813	39,406,608	1,165,691	(76,896)
Municipal	14,154,821	14,826,546	676,010	(4,285)
Total AFS securities	$88,333,116	$89,927,455	$2,030,097	$(435,758)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. Treasury	$1,348,575	$1,328,925	$—	$(19,650)
MBS/ABS/CMBS	34,372,133	33,799,024	33,955	(607,064)
Corporate	37,383,903	37,366,690	376,029	(393,242)
Municipal	16,148,295	16,486,520	398,569	(60,344)
Total fixed maturity securities	89,252,906	88,981,159	808,553	(1,080,300)
Equity securities:
Common stocks	13,572,713	11,843,223	406,812	(2,136,302)
Total equity securities[1]	13,572,713	11,843,223	406,812	(2,136,302)
Total AFS securities	$102,825,619	$100,824,382	$1,215,365	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

All of the Company’s collaterized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $14,503,520 and $13,696,585 and commercial mortgage backed securities of $9,345,650 and $10,126,352 at March 31, 2019 and December 31, 2018, respectively.

~  10  ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of March 31, 2019, and December 31, 2018. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2019
		12 Months
	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,335,742	$1,335,742
Cost or amortized cost	—	1,349,045	1,349,045
Unrealized loss	—	(13,303)	(13,303)
MBS/ABS/CMBS
Fair value	7,646,768	13,672,461	21,319,229
Cost or amortized cost	7,698,242	13,962,261	21,660,503
Unrealized loss	(51,474)	(289,800)	(341,274)
Corporate
Fair value	252,781	9,358,068	9,610,849
Cost or amortized cost	252,910	9,434,835	9,687,745
Unrealized loss	(129)	(76,767)	(76,896)
Municipal
Fair value	—	272,453	272,453
Cost or amortized cost	—	276,738	276,738
Unrealized loss	—	(4,285)	(4,285)
Total debt securities available for sale
Fair value	7,899,549	24,638,724	32,538,273
Cost or amortized cost	7,951,152	25,022,879	32,974,031
Unrealized loss	(51,603)	(384,155)	(435,758)

~  11  ~

	December 31, 2018
		12 Months
	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$—	$1,328,925	$1,328,925
Cost or amortized cost	—	1,348,575	1,348,575
Unrealized loss	—	(19,650)	(19,650)
MBS/ABS/CMBS
Fair value	16,890,857	11,956,493	28,847,350
Cost or amortized cost	17,039,357	12,415,057	29,454,414
Unrealized loss	(148,500)	(458,564)	(607,064)
Corporate
Fair value	14,304,322	5,745,289	20,049,611
Cost or amortized cost	14,550,153	5,892,700	20,442,853
Unrealized loss	(245,831)	(147,411)	(393,242)
Municipal
Fair value	3,069,720	838,980	3,908,700
Cost or amortized cost	3,100,036	869,008	3,969,044
Unrealized loss	(30,316)	(30,028)	(60,344)
Subtotal, fixed income
Fair value	34,264,899	19,869,687	54,134,586
Cost or amortized cost	34,689,546	20,525,340	55,214,886
Unrealized loss	(424,647)	(655,653)	(1,080,300)
Common stock[1]
Fair value	8,187,764		8,187,764
Cost or amortized cost	10,324,066	—	10,324,066
Unrealized loss	(2,136,302)	—	(2,136,302)
Total
Fair value	42,452,663	19,869,687	62,322,350
Cost or amortized cost	45,013,612	20,525,340	65,538,952
Unrealized loss	$(2,560,949)	$(655,653)	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

As of December 31, 2018, the Company held 200 equity securities that were in unrealized loss positions. Of these 200 securities, none were in an unrealized loss position for 12 consecutive months or longer.

The fixed income portfolio contained 76 securities in an unrealized loss position as of March 31, 2019. Of these 76 securities, 63 have been in an unrealized loss position for 12 consecutive months or longer and represent $384,155 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in net earnings during the first three months ended March 31, 2018. For all fixed income securities at a loss at March 31, 2019, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2019 and December 31, 2018.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

The portion of net unrealized gains for the first quarter of 2018 that relates to equity securities held as of March 31, 2019 was $1,840,418.

~  12  ~

Other Invested Assets

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018 . Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, its carrying amount approximates fair value. As of March 31, 2019, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the three month periods ending March 31, 2019 and March 31, 2018, there were no outstanding borrowings with the FHLBC.

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

~  13  ~

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Reported in Note 4 – Debt, debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value. Cash and cash equivalents are classified as Level 1 of the hierarchy.

Assets measured at fair value on a recurring basis as of March 31, 2019, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,335,742	$—	$—	$1,335,742
MBS/ABS/CMBS	—	34,358,559	—	34,358,559
Corporate	—	39,406,608	—	39,406,608
Municipal	—	14,826,546	—	14,826,546
Total fixed maturity securities	1,335,742	88,591,713	—	89,927,455
Equity securities
Common stocks	13,701,398	—	—	13,701,398
Total marketable investments measured at fair value	$15,037,140	$88,591,713	$—	$103,628,853

Assets measured at fair value on a recurring basis as of December 31, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,328,925	$—	$—	$1,328,925
MBS/ABS/CMBS	—	33,799,024	—	33,799,024
Corporate	—	37,366,690	—	37,366,690
Municipal	—	16,486,520	—	16,486,520
Total fixed maturity securities	1,328,925	87,652,234	—	88,981,159
Equity securities
Common stocks	11,843,223	—	—	11,843,223
Total marketable investments measured at fair value	$13,172,148	$87,652,234	$—	$100,824,382

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2019, and December 31, 2018. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the three-month periods ended March 31, 2019 and 2018.

4.     DEBT

As of March 31, 2019 and December 31, 2018, outstanding debt balances totaled $3,484,606 and $3,484,606, respectively. The average rate on remaining debt was 3.7% as of March 31, 2019 and as of December 31, 2018.

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

~  14  ~

made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. For the three months ended March 31, 2019 and 2018, lease payments totaled $0 and $70,051, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of the debt agreements at March 31, 2019 and December 31, 2018 was $3,484,606 and $3,484,606, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the three months ended March 31, 2019 and March 31, 2018. There are no financial covenants governing this agreement.

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

~  15  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2019	2018
WRITTEN
Direct	$15,258,703	$14,387,670
Reinsurance assumed	45,135	52,806
Reinsurance ceded	(2,835,043)	(2,466,973)
Net	$12,468,795	$11,973,502
EARNED
Direct	$15,237,955	$13,487,121
Reinsurance assumed	55,375	57,745
Reinsurance ceded	(2,847,416)	(2,247,922)
Net	$12,445,914	$11,296,944
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$14,716,353	$9,545,940
Reinsurance assumed	46,306	36,131
Reinsurance ceded	(5,155,369)	(1,586,222)
Net	$9,607,290	$7,995,849

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	8,359	6,767
Prior years	1,248	1,229
Total incurred	9,607	7,996
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,592	1,669
Prior years	6,818	5,691
Total paid	8,410	7,360
Net unpaid losses and settlement expense - end of the period	45,908	41,680
Plus: Reinsurance recoverable on unpaid losses	15,109	9,764
Gross unpaid losses and settlement expense - end of the period	$61,017	$51,444

7.     INCOME TAXES

The Company’s effective tax rate for the three month period ended March 31, 2019, was 17.3%, compared to 19.6% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three-month periods ended March 31, 2019 and 2018, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following tables:

For the Three-Months Ended
March 31,

~  16  ~

	2019	2018
Provision for income taxes at the statutory federal tax rates	$73,025	$176,615
Increase (reduction) in taxes resulting from:
Dividends received deduction	(9,763)	(8,951)
Tax-exempt interest income	(23,166)	(36,323)
Proration of tax exempt interest and dividends received deduction	8,232	11,079
Officer life insurance, net	3,578	3,229
Nondeductible expenses	7,087	14,423
Prior year true-ups and other	—	5,126
Total	$58,993	$165,198

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of March 31, 2019 and December 31, 2018, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2015 through current year. There are currently no open tax exams.

~  17  ~

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the three months ended March 31, 2019 and 2018, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2019, we recognized compensation expense of $79,430 related to 5,779 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2019. Of the 5,779 shares committed to be released, 1,991 shares were committed on March 31, 2019 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized compensation expense of $95,241 related to 5,795 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2018. Of the 5,795 shares committed to be released at December 31, 2018,  1,996 shares were committed on March 31, 2018 and had no impact on the weighted average common shares outstanding for the three and three months ended March 31, 2018.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018 with additional shares being granted in February 2019. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of March 31, 2019, 13,071 and 11,700 RSUs have been granted at a fair market value of $13.70 and $15.10, respectively. We recognized $18,773 and $6,292 of expense on these units in the three months ended March 31, 2019 and March 31, 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $286,308 as of March 31, 2019, which will be recognized over the remainder of the three-year vesting period.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, is a claims consultant and was paid $3,530 and $3,180 as of March 31, 2019 and 2018, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $1,197, and $566 as of March 31, 2019 and 2018, respectively for travel reimbursement costs.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $- and $42,796 as of March 31, 2019 and 2018, respectively.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2018 Annual Report on Form 10-K and those listed below:

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

For the three months ended March 31, 2019, we had direct written premiums of $15,259,000, net premiums earned of $12,446,000, and net earnings of $289,000. For the three months ended March 31, 2018, we had direct premiums written of $14,388,000, net premiums earned of $11,297,000, and net earnings of $676,000. At March 31, 2019, we had total assets of $163,270,000 and equity of $60,453,000. At December 31, 2018, we had total assets of $150,283,000 and equity of $58,593,000.

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

~  20  ~

Premiums earned

Premiums earned is the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2019, one-half of the premiums would be earned in 2019 and the other half would be earned in 2020.

Net investment income,  net realized gains (losses) on investments, and net unrealized gains on equity securities

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We adopted ASU 2016-01 effective January 1, 2019. With the adoption of this accounting pronouncement, we now recognize in earnings unrealized gains and (losses) on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains on equity securities were $1,840,000 for the three months ended March 31, 2019. See discussion of the adoption of ASU 2016-01 in Note 1 – Summary of Significant Accounting Policies.  Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

~  21  ~

Losses and settlement expense ratio

The losses and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to premiums earned. We measure the losses and settlement expense ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year losses and settlement expense ratio measures losses and settlement expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year losses and settlement expense ratio measures losses and settlement expense for insured events occurring during a particular year and the change in incurred losses from prior accident years as a percentage of premiums earned during that year.

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

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	March 31,
(In thousands)	2019	2018
Revenues
Total premiums earned	$12,446	$11,297
Investment income, net of investment expense	795	703
Realized investment (losses) gains, net	(47)	1,102
Net unrealized gains on equity securities	1,840	-
Other (loss) income	(54)	57
Total revenues	$14,980	$13,159
Summarized components of net earnings
Underwriting (loss)¹	$(2,011)	$(836)
Investment income, net of investment expense	795	703
Realized investment (losses) gains, net	(47)	1,102
Net unrealized gains on equity securities	1,840	-
Other income	(54)	57
General corporate expenses	143	137
Interest expense	32	48
Earnings, before income taxes	348	841
Income tax expense	59	165
Net earnings	$289	$676
Total other comprehensive earnings (loss)	1,474	(2,567)
Comprehensive earnings (loss)	$1,763	$(1,891)

1Calculated by subtracting the sum of loss and settlement expenses (2019 -$9,607 and 2018 -$7,996) and policy and acquisition costs and other operating expenses (2019 - $4,850 and 2018 - $4,137) from net premiums earned (2019 -$12,446 and 2018 - $11,297).

	For the Three-Months Ended March 31,
	2019	2018
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	77.19%	70.78%
Expense ratio[2]	38.97%	36.63%
Combined ratio[3]	116.16%	107.41%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended March 31, 2019 and 2018:

Premiums

Direct premiums written grew by $871,000, or 6.1%, to $15,259,000 for the three months ended March 31, 2019 from $14,388,000 for the same period of 2018. Net written premium grew by $495,000, or 4.1%, to $12,469,000 for the three months ended March  31, 2019 from $11,974,000 for the same period in 2018. Net premiums earned grew by $1,149,000, or 10.2%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to increased rate and organic growth including the impact of recent geographical expansion efforts.

~  23  ~

For the three months ended March 31, 2019, we ceded to reinsurers $2,847,000 of earned premiums, compared to $2,248,000 of earned premiums for the three months ended March 31, 2018. Ceded earned premiums as a percent of direct premiums written was 18.7% in the three months ended March 31, 2019, and 15.6% in the three months ended March 31, 2018.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $111,000 or 194.7% during the three months ended March 31, 2019 as a result of increased write-offs of workers compensation audit non-compliance charges that were not material in the first quarter of 2018.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Three-Months Ended
	March 31,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase (decrease) in incurred losses and settlement expense:
Current year	8,359	6,767
Prior years	1,248	1,229
Total incurred	9,607	7,996
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,592	1,669
Prior years	6,818	5,691
Total paid	8,410	7,360
Net unpaid losses and settlement expense - end of the period	45,908	41,680
Plus: Reinsurance recoverable on unpaid losses	15,109	9,764
Gross unpaid losses and settlement expense - end of the period	$61,017	$51,444

Net unpaid losses and settlement expense increased $4,228,000, or 10.1%, in the three months ended March 31, 2019 as compared to the same period in 2018. For the three months ended March 31, 2019 and 2018, we experienced unfavorable development of $1,248,000 and $1,229,000, respectively. The 2019 increase in unfavorable development was primarily driven by the liquor and Business Owners Liability lines of business.

Losses and Settlement Expenses

Losses and settlement expenses increased by $1,611,000, or 20.1%, to $9,607,000 for the first quarter of 2019, from $7,996,000 for the same period in 2018. Losses and settlement expenses increased for the three months ended March 31, 2019, primarily due to larger Businessowners losses. During the first quarter of 2019, weather related losses represented approximately $1,001,000 on a net basis.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $713,000, or 17.2%, to $4,850,000 for the first quarter of 2019 from $4,137,000 for the same period in 2018. The primary

~  24  ~

driver related to restructuring 2019 reinsurance contracts to eliminate all ceding commissions on primary excess of loss contracts. The change increased the Company’s overall net earned premiums by the same amount.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 234 basis points from 36.63% to 38.97% for the three months ended March 31, 2019 as compared to 2018.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $6,000, or 4.4%, in the three months ended March 31, 2019 as compared to the same period in 2018.

Investment Income

Net investment income increased by $92,000, or 13.1%, to $795,000 for the first quarter of 2019, as compared to $703,000 for the same period in 2018, driven by a combination of increased book yield and an increase in net asset value from positive cashflow from operations.

Interest Expense

Interest expense decreased to $32,000 for the three months ended March 31, 2019 from $48,000 for the same period during 2018. This 33.3% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions during the first quarter of 2018. See Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $59,000 and $165,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense in 2019 relates to both lower levels of pretax earnings and effective tax rates for the three months ended March 31, 2019 compared to the same period in 2018. Our effective tax rate for the three months ended March 31, 2019 was 17.0%, compared to 19.6% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  25  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	March 31,	December 31,
	2019	2018
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $88,333 at 3/31/2019	$89,927	$88,981
and $89,253 at 12/31/2018)
Common Stocks (cost - $13,562 at 3/31/2019 and $13,573 at 12/31/2018)	13,701	11,844
Other invested assets	243	154
Property held for investment, at cost, net of accumulated depreciation of	3,561	3,586
$248 at 3/31/2019 and $223 at 12/31/2018
Cash and cash equivalents	6,409	4,645
Total investments and cash	113,841	109,210
Accrued investment income	682	648
Premiums and reinsurance balances receivable, net of allowances for	22,081	21,404
uncollectible amounts of $50 at 3/31/2019 and 12/31/2018
Ceded unearned premiums	784	796
Reinsurance balances recoverable on unpaid losses and settlement	15,109	6,736
expenses, net of allowances for uncollectible amounts of
$0 at 3/31/2019 and 12/31/2018
Federal income taxes	1,254	1,868
Deferred policy acquisition costs, net	5,243	5,247
Property and equipment, at cost, net of accumulated depreciation of	3,230	3,333
$5,250 at 3/31/2019 and $5,099 at 12/31/2018
Other assets	1,046	1,041
Total assets	$163,270	$150,283

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,017	$51,447
Unearned premiums	29,983	29,973
Reinsurance balances payable	4,544	993
Corporate debt	3,485	3,485
Accrued expenses	2,570	4,536
Other liabilities	1,218	1,256
Total liabilities	102,817	91,690

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,002)	(3,000)
Additional paid-in capital	32,546	32,505
Accumulated other comprehensive (loss) earnings, net of tax	1,260	(1,581)
Retained earnings	32,603	33,681
Less: Unearned ESOP shares at cost[3]	(2,989)	(3,047)
Total equity	60,453	58,593
Total liabilities and equity	$163,270	$150,283

1 Par value $0.01; authorized: 2019 - 10,000,000 shares and  2018 – 10,000,000 shares; issued: 2019 - 3,500,000 shares and 2018 – 3,500,000 shares;  outstanding: 2019 – 3,004,273 and 2018 – 2,992,734 shares.

22019  –196,821 shares and 2018 – 196,721 shares

32019 –298,906 shares and 2018 –304,685 shares

~  26  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2019	2018
Case reserves	$24,673	$23,500
IBNR reserves	21,235	21,211
Net unpaid losses and settlement expense	45,908	44,711
Reinsurance recoverable on unpaid loss and settlement expense	15,109	6,736
Reserves for unpaid loss and settlement expense	$61,017	$51,447

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2019 and December 31, 2018.

As of March 31, 2019

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,215	$17,397	$35,612
Property	3,641	392	4,033
Other	2,817	3,446	6,263
Total net reserves	24,673	21,235	45,908
Reinsurance recoverables	5,496	9,613	15,109
Gross reserves	$30,169	$30,848	$61,017

As of December 31, 2018

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$17,767	$17,604	$35,371
Property	3,097	92	3,189
Other	2,636	3,515	6,151
Total net reserves	23,500	21,211	44,711	$39,716	$45,420
Reinsurance recoverables	3,324	3,412	6,736	5,076	7,362
Gross reserves	$26,824	$24,623	$51,447	$44,792	$52,782

~  27  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2019 and 2018, we experienced unfavorable development of $1,248,000 and $1,229,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2018 at $44,711,000. As of March 31, 2019, that reserve was re-estimated at $45,959,000, which is $1,248,000, or 2.8%,  higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.7)% to 1.0%. As shown in the table below, since 2014 the variance in our originally estimated accident year selections range from  (11.1)% deficient to 10.4% redundant as of March 31, 2019.

~  28  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2014	2015	2016	2017	2018
As originally estimated	$22,267	$24,293	$25,619	$29,801	$29,762
As estimated at March 31, 2019	24,739	21,755	24,883	29,822	29,803
Net cumulative (deficiency) redundancy	$(2,472)	$2,538	$736	$(21)	$(41)
% (deficiency) redundancy	(11.1)%	10.4%	2.9%	(0.1)%	(0.1)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2018
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$39,716	6.7%
Recorded	44,711	0.0%
High End	45,420	(1.0)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of December 31, 2018, the loss and settlement expense reserves would increase by $0.7 million before taxes. This increase in reserves would have the effect of decreasing net income and equity as of December 31, 2018 by $0.6 million. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range, the net loss and settlement expense reserves at December 31, 2018 would be reduced by $5.0 million with corresponding increases in net income and equity of $3.9 million.

Investments

Our investments are primarily composed of fixed maturity debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all of our debt securities as available-for-sale, which are carried at fair as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our available-for-sale securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,336	$(13)	$1,336	$(13)
MBS/ABS/CMBS	7,647	(52)	13,672	(290)	21,319	(342)
Corporate	253	—	9,358	(77)	9,611	(77)
Municipal	—	—	272	(4)	272	(4)
Total temporarily impaired debt securities available for sale	$7,900	$(52)	$24,638	$(384)	$32,538	$(436)

~  29  ~

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,329	$(20)	$1,329	$(20)
MBS/ABS/CMBS	16,891	(149)	11,956	(459)	28,847	(608)
Corporate	14,304	(246)	5,745	(147)	20,049	(393)
Municipal	3,070	(30)	839	(30)	3,909	(60)
Total fixed maturities	34,265	(425)	19,869	(656)	54,134	(1,081)
Common stocks[1]	8,188	(2,136)	—	—	8,188	(2,136)
Total temporarily impaired available for sale securities	$42,453	$(2,561)	$19,869	$(656)	$62,322	$(3,217)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

Corporate Bonds

The net unrealized loss in the corporate bond portfolio of $17,213 moved to a gain of $1,088,795 in the first quarter of 2019.  This meaningful move higher was driven by two factors.  First, spreads in Corporate bonds tightened about 30 bps during the quarter, a significant rebound after a very difficult December.  Second, despite the ‘risk-on’ feel of the first quarter, Treasury rates dropped 25-30 bps.  Both the tightening of spreads and rally in Treasury rates caused prices on Corporate bonds to increase, driving the unrealized position higher.

Municipal Bonds

As of December 31, 2018 and March 31, 2019, municipal bonds totaled $16,486,520 and 14,826,546, respectively with net unrealized gains of $338,225 and $671,725, respectively. The increase was driven by the fact that US Treasury rates decreased significantly during the quarter (10yr US Treasury rate down ~30 bps), driving prices on Municipals higher. In addition, spreads, particularly in the short-to-intermediate part of the curve, tightened due to a strong bid from retail investors.

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

For the three months ended March 31, 2019 and 2018, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  30  ~

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2019 and December 31, 2018, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2019 and December 31, 2018, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2019	December 31, 2018
Deferred acquisition costs	$5,243	$5,247
Unearned premium reserves	29,983	29,973

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

As of March 31, 2019 and December 31, 2018, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through current year are open for examination.

Other Assets

As of March 31, 2019 and December 31, 2018 other assets totaled $1,046,000 and $1,041,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees.

~  31  ~

Outstanding Debt

As of March 31, 2019 and December 31, 2018, outstanding debt balances totaled $3,484,606 and $3,484,606, respectively. The average rate on remaining debt was 3.7% as of March 31, 2019 and as of December 31, 2018.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and $923,766 as of March 31, 2018 and December 31, 2017, respectively. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. For the three months ended March 31, 2019 and 2018, lease payments totaled $0 and $70,051, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of the debt agreements at March 31, 2019 and December 31, 2018 was $3,484,606 and $3,484,606, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the three months ended March 31, 2019 and March 31, 2018. There are no financial covenants governing this agreement.

ESOP

In connection with the offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC will make annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019. The RSUs vest 1/3 over three years from the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2018 Annual Report on Form 10-K.

~  32  ~

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash used in financing activities during the three months ended March 31, 2019, compared to the same period in 2018 relates to early extinguishment of debt which occurred during the first quarter of 2018. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by (used in) operating activities	$1,128	$(1,498)
Net cash provided by (used in) investing activities	637	(3,098)
Net cash used in financing activities	(1)	(752)
Net increase (decrease) in cash and cash equivalents	$1,764	$(5,348)

 ICC Holdings, Inc.’s principal source of liquidity will be dividend payments and other fees received from ICC and its other subsidiaries. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

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

Additionally, our insurance company, ICC, became a member of the FHLBC in February 2018. Membership in the Federal Home Loan Bank System provides ICC access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the three-month periods ended March 31, 2019 and 2018, there were no outstanding borrowing amounts with the FHLBC.

The following table summarizes, as of March 31, 2019, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$61,017	$19,765	$22,463	$12,617	$6,172
Debt obligations	3,902	138	277	3,487	—
Operating lease obligations	111	111	—	—	—
Total	$65,030	$20,014	$22,740	$16,104	$6,172

The timing of the amounts of the gross loss and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

~  33  ~

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

The average maturity of the debt securities in our investment portfolio at March 31, 2019, was 6.76 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	March 31, 2019
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,464)	$82,463
100 basis point increase	(3,786)	86,141
No change	—	89,927
100 basis point decrease	3,723	93,650
200 basis point decrease	7,338	97,265

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

~  34  ~

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

~  35  ~

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

There were no material changes to report.

~  36  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
January 1 – January 31, 2019	—	$—	—	$$3,000,005
February 1 – February 28, 2019	—	—	—	$3,000,005
March 1 – March 31, 2019	100	14.00	1,400	$2,998,605
Total	100	$14.00	1,400

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.
(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  37  ~

Item 6. Exhibits

Exhibit Number	Description
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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL-Related Documents

~  38  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2019.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  39  ~