Form 10-Q
period 2019-06-30
ICC Holdings, Inc.
filed 2019-08-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2019 was 3,303,279.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $88,228,065 at	$91,399,372	$88,981,159
6/30/2019 and $89,252,906 at 12/31/2018)
Common stocks (cost - $13,115,548 at	13,177,329	11,843,223
6/30/2019 and $13,572,713 at 12/31/2018)
Other invested assets	252,500	154,200
Property held for investment, at cost, net of accumulated depreciation of	3,702,164	3,586,273
$274,784 at 6/30/2019 and $222,825 at 12/31/2018
Cash and cash equivalents	6,045,615	4,644,784
Total investments and cash	114,576,980	109,209,639
Accrued investment income	627,687	648,321
Premiums and reinsurance balances receivable, net of allowances for	22,402,839	21,404,344
uncollectible amounts of $50,000 at 6/30/2019 and 12/31/2018
Ceded unearned premiums	843,649	796,065
Reinsurance balances recoverable on unpaid losses and settlement expenses,	13,974,014	6,735,964
net of allowances for uncollectible amounts of $0 at 6/30/2019 and 12/31/2018
Federal income taxes	790,567	1,868,669
Deferred policy acquisition costs, net	5,492,388	5,247,188
Property and equipment, at cost, net of accumulated depreciation of	3,180,332	3,332,810
$5,418,842 at 6/30/2019 and $5,099,090 at 12/31/2018
Other assets	1,369,362	1,040,193
Total assets	$163,257,818	$150,283,193
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,263,901	$51,447,440
Unearned premiums	31,312,273	29,972,623
Reinsurance balances payable	432,635	993,004
Corporate debt	3,481,819	3,484,606
Accrued expenses	3,258,811	4,536,218
Other liabilities	1,303,186	1,256,003
Total liabilities	101,052,625	91,689,894
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,049,125)	(2,999,995)
Additional paid-in capital	32,599,373	32,505,423
Accumulated other comprehensive earnings (loss), net of tax	2,505,334	(1,580,976)
Retained earnings	33,045,244	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,930,633)	(3,046,855)
Total equity	62,205,193	58,593,299
Total liabilities and equity	$163,257,818	$150,283,193

1Par value $0.01; authorized: 2019 - 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 - 3,500,000 shares and 2018 – 3,500,000 shares;  outstanding: 2019 - 3,010,216 and 2018 - 2,992,734 shares.

22019 – 196,721 shares and 2018 – 196,721 shares

32019 –293,063 shares and 2018 –304,685 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2019	2018
Net premiums earned	$13,094,222	$11,485,071
Net investment income	800,130	685,492
Net realized investment gains (losses)	647,068	(29,930)
Net unrealized losses on equity securities	(116,691)	—
Other income (loss)	122,812	(507)
Consolidated revenues	14,547,541	12,140,126
Losses and settlement expenses	8,900,732	7,790,587
Policy acquisition costs and other operating expenses	4,958,594	4,476,071
Interest (income) expense on debt	31,881	27,621
General corporate expenses	137,290	133,806
Total expenses	14,028,497	12,428,085
Earnings (loss) before income taxes	519,044	(287,959)
Total income tax expense (benefit)	76,953	(79,420)
Net earnings (loss)	$442,091	$(208,539)

Other comprehensive earnings (loss), net of tax	1,245,804	(35,396)
Comprehensive earnings (loss)	$1,687,895	$(243,935)

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.15	$(0.07)
Diluted:
Diluted net earnings (loss) per share	$0.15	$(0.07)

Weighted average number of common shares outstanding:
Basic	3,007,685	3,179,669
Diluted	3,010,712	3,180,679

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2019	2018
Net premiums earned	$25,540,136	$22,782,015
Net investment income	1,595,503	1,388,376
Net realized investment gains	599,642	1,072,200
Net unrealized gains on equity securities	1,723,727	—
Other income	68,925	56,171
Consolidated revenues	29,527,933	25,298,762
Losses and settlement expenses	18,508,022	15,786,436
Policy acquisition costs and other operating expenses	9,808,780	8,613,422
Interest expense on debt	63,895	75,782
General corporate expenses	280,451	270,056
Total expenses	28,661,148	24,745,696
Earnings before income taxes	866,785	553,066
Total income tax expense	135,946	85,778
Net earnings	$730,839	$467,288

Other comprehensive earnings (loss), net of tax	2,720,013	(2,602,473)
Comprehensive earnings (loss)	$3,450,852	$(2,135,185)

Earnings per share:
Basic:
Basic net earnings per share	$0.24	$0.15
Diluted:
Diluted net earnings per share	$0.24	$0.15

Weighted average number of common shares outstanding:
Basic	3,001,713	3,174,324
Diluted	3,004,739	3,175,334

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2018	35,000	—	(3,281,220)	32,333,290	32,787,406	2,227,069	64,101,545
Net earnings	—	—	—	—	467,288	—	467,288
Other comprehensive loss, net of tax	—	—	—	—	—	(2,602,473)	(2,602,473)
Restricted stock unit expense	—	—	—	53,224	—	—	53,224
ESOP shares released	—	—	116,541	32,293	—	—	148,834
Balance, June 30, 2018	$35,000	$—	$(3,164,679)	$32,418,807	$33,254,694	$(375,404)	$62,168,418

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	35,000	(2,999,995)	(3,046,855)	32,505,423	33,680,702	(1,580,976)	58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of common stock	—	(49,130)	—	—	—	—	(49,130)
Net earnings	—	—	—	—	730,839	—	730,839
Other comprehensive earnings, net of tax	—	—	—	—	—	2,720,013	2,720,013
Restricted stock unit expense	—	—	—	48,337	—	—	48,337
ESOP shares released	—	—	116,222	45,613	—	—	161,835
Balance, June 30, 2019	$35,000	$(3,049,125)	$(2,930,633)	$32,599,373	$33,045,244	$2,505,334	$62,205,193

1See discussion of Accounting Standards Update 2016-01 adoption in Note 1 - Summary of Significant Accounting Policies

See accompanying notes to consolidated financial statements.

~  6  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$730,839	$467,288
Adjustments to reconcile net earnings to net cash
provided by operating activities
Net realized investment gains	(599,642)	(1,072,200)
Net unrealized gains on equity securities	(1,723,727)	—
Depreciation	401,419	310,857
Deferred income tax	406,991	(37,143)
Amortization of bond premium and discount	113,242	158,743
Stock-based compensation expense	210,172	202,058
Change in:
Accrued investment income	20,634	19,223
Premiums and reinsurance balances receivable	(998,495)	(2,420,481)
Ceded unearned premiums	(47,584)	(410,764)
Reinsurance balances payable	(560,369)	616,203
Reinsurance balances recoverable	(7,238,050)	1,742,247
Deferred policy acquisition costs	(245,200)	(498,112)
Unpaid losses and settlement expenses	9,816,461	313,755
Unearned premiums	1,339,650	2,742,855
Accrued expenses	(1,277,407)	(1,017,918)
Current federal income tax	(51,929)	99,307
Other	(281,986)	261,651
Net cash provided by operating activities	15,019	1,477,569
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(12,689,731)	(9,003,061)
Common stocks	(3,822,354)	(13,363,215)
Preferred stocks	—	(140,925)
Other invested assets	(113,300)	(39,200)
Property held for investment	(167,850)	(31,673)
Property and equipment	(202,250)	(300,484)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	13,750,473	6,669,276
Common stocks	4,677,473	8,834,375
Preferred stocks	—	3,861,722
Property and equipment	5,268	64,826
Net cash provided by (used in) investing activities	1,437,729	(3,448,359)
Cash flows from financing activities:
Repayments of borrowed funds	(2,787)	(850,152)
Purchase of common stock	(49,130)	—
Net cash used in financing activities	(51,917)	(850,152)
Net increase (decrease) in cash and cash equivalents	1,400,831	(2,820,942)
Cash and cash equivalents at beginning of year	4,644,784	6,876,519
Cash and cash equivalents at end of period	$6,045,615	$4,055,577
Supplemental information:
Federal income tax recovered	$164,543	$—
Interest paid	31,800	108,336

See accompanying notes to consolidated financial statements.

~  7  ~

Notes to Unaudited Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to “the Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., an inactive insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 25.6% and 28.8% of the premium is written in Illinois for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, approximately 27.5% and 30.9% of the premium is written in Illinois, respectively. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018 (the “2018 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2019, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~  8  ~

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

F.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended June 30, 2019 and 2018, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2019	2018
Automobiles	$664,533	$603,046
Furniture and fixtures	447,639	436,568
Computer equipment and software	3,620,370	3,542,339
Home office	3,866,632	3,849,947
Total cost	8,599,174	8,431,900
Accumulated depreciation	(5,418,842)	(5,099,090)
Net property and equipment	$3,180,332	$3,332,810

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

	Three-Month Periods Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$1,576,968	$(224,377)	$1,352,591	$(74,733)	$15,692	$(59,041)
Reclassification adjustment for (gains) losses included in net earnings	(135,173)	28,386	(106,787)	29,930	(6,285)	23,645
Total other comprehensive (loss) earnings	$1,441,795	$(195,991)	$1,245,804	$(44,803)	$9,407	$(35,396)

	Six-Month Periods Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains (losses) arising during the period	$3,443,053	$(605,217)	$2,837,836	$(2,222,069)	$466,634	$(1,755,435)
Reclassification adjustment for losses (gains) included in net earnings	(149,143)	31,320	(117,823)	(1,072,200)	225,162	(847,038)
Total other comprehensive earnings (loss)	$3,293,910	$(573,897)	$2,720,013	$(3,294,269)	$691,796	$(2,602,473)

~  9  ~

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
Details about Accumulated Other	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2019	2018	2019	2018	where Net Earnings is Presented
Unrealized losses (gains) on AFS investments:
	$(135,173)	$29,930	$(149,143)	$(1,072,200)	Net realized investment losses (gains)
	28,386	(6,285)	31,320	225,162	Income tax (benefit) expense
Total reclassification adjustment, net of tax	$(106,787)	$23,645	$(117,823)	$(847,038)

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

	For the Three-Months Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain / (Loss)
2019
Fixed maturity securities	$7,971,580	$139,703	$(4,530)	$135,173
Common stocks	4,124,060	711,524	(199,629)	511,895
2018
Fixed maturity securities	$2,598,335	$4,669	$(13,084)	$(8,415)
Common stocks	241,047	16,473	(37,988)	(21,515)

	For the Six-Months Ended June 30,
				Net realized
	Proceeds	Gains	Losses	gain
2019
Fixed maturity securities	$13,750,473	$165,292	$(16,149)	$149,143
Common stocks	4,677,473	775,101	(324,602)	450,499
2018
Fixed maturity securities	$6,669,276	$52,787	$(26,115)	$26,672
Common stocks	8,834,375	1,102,862	(62,242)	1,040,620
Preferred stocks	3,861,722	86,862	(81,954)	4,908

~  10  ~

The amortized cost and estimated fair value of fixed income securities at June 30, 2019, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,526,535	$1,528,049
Due after one year through five years	22,200,131	22,966,370
Due after five years through 10 years	12,710,470	13,745,599
Due after 10 years	14,381,514	15,442,162
Asset and mortgage backed securities without a specific due date	37,409,415	37,717,192
Total fixed maturity securities	$88,228,065	$91,399,372

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at June 30, 2019 and December 31, 2018:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$1,349,518	$1,344,789	$510	$(5,239)
MBS/ABS/CMBS	37,409,415	37,717,192	460,787	(153,010)
Corporate	37,787,229	39,851,430	2,066,152	(1,951)
Municipal	11,681,903	12,485,961	804,058	—
Total AFS securities	$88,228,065	$91,399,372	$3,331,507	$(160,200)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. Treasury	$1,348,575	$1,328,925	$—	$(19,650)
MBS/ABS/CMBS	34,372,133	33,799,024	33,955	(607,064)
Corporate	37,383,903	37,366,690	376,029	(393,242)
Municipal	16,148,295	16,486,520	398,569	(60,344)
Total fixed maturity securities	89,252,906	88,981,159	808,553	(1,080,300)
Equity securities:
Common stocks	13,572,713	11,843,223	406,812	(2,136,302)
Total equity securities[1]	13,572,713	11,843,223	406,812	(2,136,302)
Total AFS securities	$102,825,619	$100,824,382	$1,215,365	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

All of the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $15,482,344 and $13,696,585 and commercial mortgage backed securities of $12,245,736 and $10,126,352 at June 30, 2019 and December 31, 2018, respectively.

~  11  ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of June 30, 2019, and December 31, 2018. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2019
		12 Months
	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,244,102	$1,244,102
Cost or amortized cost	—	1,249,341	1,249,341
Unrealized loss	—	(5,239)	(5,239)
MBS/ABS/CMBS
Fair value	6,108,557	9,748,934	15,857,491
Cost or amortized cost	6,123,321	9,887,180	16,010,501
Unrealized loss	(14,764)	(138,246)	(153,010)
Corporate
Fair value	—	1,262,184	1,262,184
Cost or amortized cost	—	1,264,135	1,264,135
Unrealized loss	—	(1,951)	(1,951)
Total debt securities available for sale
Fair value	6,108,557	12,255,220	18,363,777
Cost or amortized cost	6,123,321	12,400,656	18,523,977
Unrealized loss	(14,764)	(145,436)	(160,200)

	December 31, 2018
		12 Months
	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$—	$1,328,925	$1,328,925
Cost or amortized cost	—	1,348,575	1,348,575
Unrealized loss	—	(19,650)	(19,650)
MBS/ABS/CMBS
Fair value	16,890,857	11,956,493	28,847,350
Cost or amortized cost	17,039,357	12,415,057	29,454,414
Unrealized loss	(148,500)	(458,564)	(607,064)
Corporate
Fair value	14,304,322	5,745,289	20,049,611
Cost or amortized cost	14,550,153	5,892,700	20,442,853
Unrealized loss	(245,831)	(147,411)	(393,242)
Municipal
Fair value	3,069,720	838,980	3,908,700
Cost or amortized cost	3,100,036	869,008	3,969,044
Unrealized loss	(30,316)	(30,028)	(60,344)
Subtotal, fixed income
Fair value	34,264,899	19,869,687	54,134,586
Cost or amortized cost	34,689,546	20,525,340	55,214,886
Unrealized loss	(424,647)	(655,653)	(1,080,300)
Common stock[1]
Fair value	8,187,764		8,187,764
Cost or amortized cost	10,324,066	—	10,324,066
Unrealized loss	(2,136,302)	—	(2,136,302)
Total
Fair value	42,452,663	19,869,687	62,322,350
Cost or amortized cost	45,013,612	20,525,340	65,538,952
Unrealized loss	$(2,560,949)	$(655,653)	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

~  12  ~

As of December 31, 2018, the Company held 200 equity securities that were in unrealized loss positions. Of these 200 securities, none were in an unrealized loss position for 12 consecutive months or longer.

The fixed income portfolio contained 39 securities in an unrealized loss position as of June 30, 2019. Of these 39 securities, 30 have been in an unrealized loss position for 12 consecutive months or longer and represent $145,436 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in net earnings during the first six months ended June 30, 2019. For all fixed income securities at a loss at June 30, 2019, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2019 and December 31, 2018.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

The portion of net unrealized losses for the three months ended June 30, 2019 that relates to equity securities held as of June 30, 2019 was $116,691. The portion of net unrealized gains for the six months ended June 30, 2019 that relates to equity securities held as of June 30, 2019 was $1,723,727.

Other Invested Assets

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value. As of June 30, 2019, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the six month periods ending June 30, 2019, there were no outstanding borrowings with the FHLBC.

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

~  13  ~

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

Assets measured at fair value on a recurring basis as of June 30, 2019, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,344,789	$—	$—	$1,344,789
MBS/ABS/CMBS	—	37,717,192	—	37,717,192
Corporate	—	39,851,430	—	39,851,430
Municipal	—	12,485,961	—	12,485,961
Total fixed maturity securities	1,344,789	90,054,583	—	91,399,372
Equity securities
Common stocks	13,177,329	—	—	13,177,329
Total marketable investments measured at fair value	$14,522,118	$90,054,583	$—	$104,576,701

~  14  ~

Assets measured at fair value on a recurring basis as of December 31, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,328,925	$—	$—	$1,328,925
MBS/ABS/CMBS	—	33,799,024	—	33,799,024
Corporate	—	37,366,690	—	37,366,690
Municipal	—	16,486,520	—	16,486,520
Total fixed maturity securities	1,328,925	87,652,234	—	88,981,159
Equity securities
Common stocks	11,843,223	—	—	11,843,223
Total marketable investments measured at fair value	$13,172,148	$87,652,234	$—	$100,824,382

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2019, and December 31, 2018. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the six-month periods ended June 30, 2019 and 2018.

4.     DEBT

As of June 30, 2019 and December 31, 2018, outstanding debt balances totaled $3,481,819 and $3,484,606, respectively. The average interest rate on remaining debt was 3.7% as of June 30, 2019 and as of December 31, 2018.

Leasehold Obligation

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and $923,766 as of March 31, 2018 and December 31, 2017, respectively. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. For the six months ended June 30, 2019 and 2018, lease payments totaled $0 and $70,051, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000.  The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of the debt agreements at June 30, 2019 and December 31, 2018 was $3,481,819 and $3,484,606, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the six months ended June 30, 2019 and June 30, 2018. There are no financial covenants governing this agreement.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2019	2018
WRITTEN
Direct	$16,785,541	$16,024,661
Reinsurance assumed	63,111	39,681
Reinsurance ceded	(2,485,245)	(2,923,738)
Net	$14,363,407	$13,140,604
EARNED
Direct	$15,465,164	$14,175,677
Reinsurance assumed	54,348	41,420
Reinsurance ceded	(2,425,290)	(2,732,026)
Net	$13,094,222	$11,485,071
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$10,027,809	$9,051,216
Reinsurance assumed	36,895	(1,374)
Reinsurance ceded	(1,163,972)	(1,259,255)
Net	$8,900,732	$7,790,587

	Six-Month Periods Ended June 30,
	2019	2018
WRITTEN
Direct	$32,044,244	$30,412,331
Reinsurance assumed	108,246	92,487
Reinsurance ceded	(5,320,288)	(5,390,711)
Net	$26,832,202	$25,114,107
EARNED
Direct	$30,703,119	$27,662,798
Reinsurance assumed	109,721	99,164
Reinsurance ceded	(5,272,704)	(4,979,947)
Net	$25,540,136	$22,782,015
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$24,744,162	$18,597,156
Reinsurance assumed	83,201	34,757
Reinsurance ceded	(6,319,341)	(2,845,477)
Net	$18,508,022	$15,786,436

~  16  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	June 30,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,017	$51,444
Less: Ceded	15,109	9,764
Net	45,908	41,680
Increase in incurred losses and settlement expense:
Current year	8,328	7,496
Prior years	573	294
Total incurred	8,901	7,790
Deduct: Loss and settlement expense payments for claims incurred:
Current year	2,799	2,229
Prior years	4,720	4,141
Total paid	7,519	6,370
Net unpaid losses and settlement expense - end of the period	47,290	43,100
Plus: Reinsurance recoverable on unpaid losses	13,974	8,288
Gross unpaid losses and settlement expense - end of the period	$61,264	$51,388

	For the Six-Months Ended
	June 30,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	16,687	14,263
Prior years	1,821	1,523
Total incurred	18,508	15,786
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,391	3,898
Prior years	11,538	9,832
Total paid	15,929	13,730
Net unpaid losses and settlement expense - end of the period	47,290	43,100
Plus: Reinsurance recoverable on unpaid losses	13,974	8,288
Gross unpaid losses and settlement expense - end of the period	$61,264	$51,388

~  17  ~

7.     INCOME TAXES

The Company’s effective tax rate for the six month period ended June 30, 2019, was 15.7%, compared to 15.5% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and six-month periods ended June 30, 2019 and 2018, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	June 30,
	2019	2018
Provision for income taxes at the statutory federal tax rates	$108,999	$(60,471)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(9,764)	(8,950)
Tax-exempt interest income	(20,650)	(33,569)
Proration of tax-exempt interest and dividends received deduction	7,604	10,413
Officer life insurance, net	(18,195)	3,578
Nondeductible expenses	8,959	9,746
Prior year true-ups and other	—	(167)
Total	$76,953	$(79,420)

	For the Six-Months Ended
	June 30,
	2019	2018
Provision for income taxes at the statutory federal tax rates	$182,025	$116,144
Increase (reduction) in taxes resulting from:
Dividends received deduction	(19,527)	(17,901)
Tax-exempt interest income	(43,816)	(69,892)
Proration of tax-exempt interest and dividends received deduction	15,836	21,492
Officer life insurance, net	(14,618)	6,807
Nondeductible expenses	16,046	24,169
Prior year true-up and other	—	4,959
Total	$135,946	$85,778

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of June 30, 2019 and December 31, 2018, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2015 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the six months ended June 30, 2019 and 2018, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June 30, 2019, we recognized compensation expense of $161,835 related to 11,622 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2019. Of the 11,622 shares committed to be released, 1,926 shares were committed on June 30, 2019 and had no impact on the weighted average common shares outstanding for the six months ended June 30, 2019. For the six months ended June 30, 2018, we recognized compensation expense of $186,083 related to 11,654 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2018. Of the 11,654 shares committed to be released at December 31, 2018, 1,932 shares were committed on June 30, 2018 and had no impact on the weighted average common shares outstanding for the three and six months ended June 30, 2018.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018 with additional shares being granted in February 2019. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of June 30, 2019,  13,071 and 11,700 RSUs have been granted at a fair market value of $13.70 and $15.10, respectively. We recognized $48,337 and $20,975 of expense on these units in the six months ended June 30, 2019 and 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $256,744 as of June 30, 2019, which will be recognized over the remainder of the three-year vesting periods.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, is a claims consultant and was paid $6,455 and $7,350 as of June 30, 2019 and 2018, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $2,218, and $2,362 as of June 30, 2019 and 2018, respectively for travel reimbursement costs.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $27,500 and $72,091 as of June 30, 2019 and 2018, respectively.

10.     SUBSEQUENT EVENTS

In July of 2019, Company issued a promissory note with the option to borrow up to $1,275,000. The Company funded $625,000 on July 30, 2019. The note bears interest at 6.5%, and is amortized over 20 years with a balloon payment due in 10 years from July 30, 2019.

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

For the six months ended June 30, 2019, we had direct written premiums of $32,044,000, net premiums earned of $25,540,000, and net earnings of $731,000. For the six months ended June 30, 2018, we had direct premiums written of $30,412,000, net premiums earned of $22,782,000, and net earnings of $467,000. At June 30, 2019, we had total assets of $163,258,000 and equity of $62,205,000. At December 31, 2018, we had total assets of $150,283,000 and equity of $58,593,000.

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

Net premiums earned

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

Net investment income, net realized gains (losses) on investments, and net unrealized gains (losses) on equity securities

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We adopted ASU 2016-01 effective January 1, 2019. With the adoption of this accounting pronouncement, we now recognize in earnings unrealized gains and (losses) on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains on equity securities were $1,724,000 for the six months ended June 30, 2019. See discussion of the adoption of ASU 2016-01 in Note 1 – Summary of Significant Accounting Policies. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

ICC’s expenses consist primarily of:

Losses and settlement expenses

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

~  22  ~

Losses and settlement expense ratio

The losses and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to net premiums earned. We measure the losses and settlement expense ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year losses and settlement expense ratio measures losses and settlement expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year losses and settlement expense ratio measures losses and settlement expense for insured events occurring during a particular year and the change in incurred losses from prior accident years as a percentage of premiums earned during that year.

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

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The major components of operating revenues and net earnings are as follows:

	For the Six-Months Ended
	June 30,
(In thousands)	2019	2018
Revenues
Total premiums earned	$25,540	$22,782
Investment income, net of investment expense	1,596	1,388
Realized investment (losses) gains, net	600	1,072
Net unrealized gains on equity securities	1,724	-
Other income	69	56
Total revenues	$29,529	$25,298
Summarized components of net earnings
Underwriting (loss)¹	$(2,777)	$(1,617)
Investment income, net of investment expense	1,596	1,388
Realized investment gains, net	600	1,072
Net unrealized gains on equity securities	1,724	-
Other income	69	56
General corporate expenses	281	270
Interest expense	64	76
Earnings, before income taxes	867	553
Income tax expense	136	86
Net earnings	$731	$467
Total other comprehensive earnings (loss)	2,720	(2,602)
Comprehensive earnings (loss)	$3,451	$(2,135)

1Calculated by subtracting the sum of loss and settlement expenses (2019 - $18,508 and 2018 - $15,786) and policy and acquisition costs and other operating expenses (2019 - $9,809 and 2018 - $8,613) from net premiums earned (2019 - $25,540 and 2018 - $22,782).

	For the Six-Months Ended June 30,
	2019	2018
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	72.47%	69.29%
Expense ratio[2]	38.41%	37.81%
Combined ratio[3]	110.87%	107.10%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the six months ended June 30, 2019 and 2018:

Premiums

Direct premiums written grew by $1,632,000, or 5.4%, to $32,044,000 for the six months ended June 30, 2019 from $30,412,000 for the same period of 2018. Net written premium grew by $1,718,000, or 6.8%, to $26,832,000 for the six months ended June 30, 2019 from $25,114,000 for the same period in 2018. Net premiums earned grew by $2,758,000, or 12.1%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to increased rate and organic growth including the impact of recent geographical expansion efforts.

~  24  ~

For the six months ended June 30, 2019, we ceded to reinsurers $5,273,000 of earned premiums, compared to $4,980,000 of earned premiums for the six months ended June 30, 2018. Ceded earned premiums as a percent of direct premiums written was 16.5% in the six months ended June 30, 2019, and 16.4% in the six months ended June 30, 2018.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $13,000 or 23.2% during the six months ended June 30, 2019 as a result of an increase in cash surrender value of company owned life insurance in the six months ended June 2019, as compared to the same period in 2018.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Six-Months Ended
	June 30,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	16,687	14,263
Prior years	1,821	1,523
Total incurred	18,508	15,786
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,391	3,898
Prior years	11,538	9,832
Total paid	15,929	13,730
Net unpaid losses and settlement expense - end of the period	47,290	43,100
Plus: Reinsurance recoverable on unpaid losses	13,974	8,288
Gross unpaid losses and settlement expense - end of the period	$61,264	$51,388

Net unpaid losses and settlement expense increased $4,190,000, or 9.7%, in the six months ended June 30, 2019, as compared to the same period in 2018. For the six months ended June 30, 2019 and 2018, we experienced unfavorable development of $1,821,000 and $1,523,000, respectively. The 2019 increase in unfavorable development was primarily driven by the Liquor Liability and Business Owners Liability lines of business.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,722,000, or 17.2%, to $18,508,000 for the six months ended June 30, 2019, from $15,786,000 for the same period in 2018. Losses and settlement expenses increased for the six months ended June 30, 2019, primarily due to an increase in property losses.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,196,000, or 13.9%, to $9,809,000 for the six months ended June 30, 2019 from $8,613,000 for the same period in 2018. The primary driver related to restructuring 2019 reinsurance contracts to eliminate all ceding commissions on primary excess of loss contracts. The change increased the Company’s overall net earned premiums by the same amount.

~  25  ~

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 60 basis points from 37.81% to 38.41% for the six months ended June 30, 2019 as compared to 2018.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $11,000, or 4.1%, in the six months ended June 30, 2019 as compared to the same period in 2018.

Investment Income

Net investment income increased by $208,000, or 15.0%, to $1,596,000 for the June 30, 2019, as compared to $1,388,000 for the same period in 2018, driven by a combination of increased book yield and an increase in net asset value for much of the period.

Interest Expense

Interest expense decreased to $64,000 for the six months ended June 30, 2019 from $76,000 for the same period during 2018. This 15.8% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions during the first quarter of 2018. See Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $136,000 and $86,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in income tax expense in 2019 relates to higher levels of pretax earnings for the six months ended June 30, 2019 compared to the same period in 2018. Our effective tax rate for the six months ended June 30, 2019 was 15.7%, compared to 15.5% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  26  ~

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	June 30,
(In thousands)	2019	2018
Revenues
Total premiums earned	$13,094	$11,485
Investment income, net of investment expense	801	685
Realized investment gains, net	647	(30)
Net unrealized gains on equity securities	(117)	-
Other income (loss)	123	(1)
Total revenues	$14,548	$12,139
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(766)	$(782)
Investment income, net of investment expense	801	685
Realized investment gains (losses), net	647	(30)
Net unrealized gains on equity securities	(117)	-
Other income	123	(1)
General corporate expenses	137	133
Interest expense	32	27
Earnings (Loss), before income taxes	519	(288)
Income tax expense (benefit)	77	(79)
Net earnings (loss)	$442	$(209)
Total other comprehensive earnings (loss)	1,246	(35)
Comprehensive earnings (loss)	$1,688	$(244)

1Calculated by subtracting the sum of loss and settlement expenses (2019 - $8,901 and 2018 - $7,791) and policy and acquisition costs and other operating expenses (2019 - $4,959 and 2018 - $4,476) from net premiums earned (2019 - $13,094 and 2018 - $11,485).

	For the Three-Months Ended June 30,
	2019	2018
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	67.98%	67.83%
Expense ratio[2]	37.86%	38.96%
Combined ratio[3]	105.84%	106.79%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended June 30, 2019 and 2018:

Premiums

Direct premiums written grew by $761,000, or 4.7%, to $16,785,000 for the three months ended June 30, 2019, from $16,024,000 for the same period of 2018. Net written premium grew by $1,223,000, or 9.3%, to $14,363,000 for the three months ended June 30, 2019,  from $13,140,000 for the same period in 2018. Net premiums earned grew by $1,609,000, or 14.0%, to $13,094,000 for the three months ended June 30, 2019, as compared to $11,485,000 for the same period of 2018, primarily due to increased rate and organic growth including the impact of recent geographical expansion efforts.

For the three months ended June 30, 2019, we ceded to reinsurers $2,425,000 of earned premiums, compared to $2,732,000 of earned premiums for the three months ended June 30, 2018. Ceded earned premiums as a percent of direct premiums written was 14.4% in the three months ended June 30, 2019, and 17.0% in the three months ended June 30, 2018.

~  27  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income increased by $124,000 for the three months ended June 30, 2019,  as a result of an  increase in cash surrender value of company owned life insurance.

Losses and Settlement Expenses

Losses and settlement expenses increased by $1,110,000, or 14.2%, to $8,901,000 for the three months ended June 30, 2019, from $7,791,000 for the same period in 2018. Losses and settlement expenses increased for the three months ended June 30, 2019, primarily due to an increase in property losses.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $483,000, or 10.8%, to $4,959,000 for the three months ended June 30, 2019, from $4,476,000 for the same period in 2018. The primary driver related to restructuring 2019 reinsurance contracts to eliminate all ceding commissions on primary excess of loss contracts. The change increased the Company’s overall net earned premiums by the same amount.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 110 basis points from 38.96% to 37.86% for the three months ended June 30, 2019 as compared to 2018.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $4,000, or 3.0%, in the three months ended June 30, 2019 as compared to the same period in 2018.

Investment Income

Net investment income increased by $115,000, or 16.8%, to $800,000 for the three months ended June 30, 2019, as compared to $685,000 for the same period in 2018, driven by a combination of increased book yield, and an increase in net asset value for much of the period.

Interest Expense

Interest expense increased slightly to $32,000 for the three months ended June 30, 2019 from $27,000 for the same period during 2018.

Income Tax Expense

We reported income tax expense of $77,000 and income tax benefit $79,000 for the three months ended June 30, 2019 and 2018, respectively. The increase in income tax expense in 2019 relates to higher levels of pretax earnings for the three months ended June 30, 2019 compared to the same period in 2018. Our effective tax rate for the three months ended June 30, 2019 was 14.8%, compared to 27.6% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  28  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	June 30,	December 31,
	2019	2018
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $88,228 at 6/30/2019	$91,399	$88,981
and $89,253 at 12/31/2018)
Common Stocks (cost - $13,116 at 6/30/2019 and $13,573 at 12/31/2018)	13,177	11,844
Other invested assets	253	154
Property held for investment, at cost, net of accumulated depreciation of	3,702	3,586
$275 at 6/30/2019 and $223 at 12/31/2018
Cash and cash equivalents	6,046	4,645
Total investments and cash	114,577	109,210
Accrued investment income	628	648
Premiums and reinsurance balances receivable, net of allowances for	22,403	21,404
uncollectible amounts of $50 at 6/30/2019 and 12/31/2018
Ceded unearned premiums	844	796
Reinsurance balances recoverable on unpaid losses and settlement	13,974	6,736
expenses, net of allowances for uncollectible amounts of
$0 at 6/30/2019 and 12/31/2018
Federal income taxes	791	1,868
Deferred policy acquisition costs, net	5,492	5,247
Property and equipment, at cost, net of accumulated depreciation of	3,180	3,333
$5,419 at 6/30/2019 and $5,099 at 12/31/2018
Other assets	1,369	1,041
Total assets	$163,258	$150,283

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,264	$51,447
Unearned premiums	31,312	29,973
Reinsurance balances payable	433	993
Corporate debt	3,482	3,485
Accrued expenses	3,259	4,536
Other liabilities	1,303	1,256
Total liabilities	101,053	91,690

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,049)	(3,000)
Additional paid-in capital	32,600	32,505
Accumulated other comprehensive earnings (loss), net of tax	2,505	(1,581)
Retained earnings	33,045	33,681
Less: Unearned ESOP shares at cost[3]	(2,931)	(3,047)
Total equity	62,205	58,593
Total liabilities and equity	$163,258	$150,283

1 Par value $0.01; authorized: 2019 - 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 - 3,500,000 shares and 2018 – 3,500,000 shares;  outstanding: 2019 – 3,010,216 and 2018 – 2,992,734 shares.

22019 –196,721 shares and 2018 – 196,721 shares

32019 –293,063 shares and 2018 –304,685 shares

~  29  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2019	2018
Case reserves	$26,535	$23,500
IBNR reserves	20,755	21,211
Net unpaid losses and settlement expense	47,290	44,711
Reinsurance recoverable on unpaid loss and settlement expense	13,974	6,736
Reserves for unpaid loss and settlement expense	$61,264	$51,447

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2019 and December 31, 2018.

As of June 30, 2019

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,509	$17,779	$36,288
Property	5,197	(438)	4,759
Other	2,829	3,414	6,243
Total net reserves	26,535	20,755	47,290
Reinsurance recoverables	7,369	6,605	13,974
Gross reserves	$33,904	$27,360	$61,264

As of December 31, 2018

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$17,767	$17,604	$35,371
Property	3,097	92	3,189
Other	2,636	3,515	6,151
Total net reserves	23,500	21,211	44,711	$39,716	$45,420
Reinsurance recoverables	3,324	3,412	6,736	5,076	7,362
Gross reserves	$26,824	$24,623	$51,447	$44,792	$52,782

~  30  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2019 and 2018, we experienced unfavorable development of $1,821,000 and $1,523,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2018 at $44,711,000. As of June 30, 2019, that reserve was re-estimated at $46,532,000, which is $1,821,000, or 4.1%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.0)% to 7.5%. As shown in the table below, since 2014 the variance in our originally estimated accident year selections range from (10.8)% deficient to 8.1% redundant as of June 30, 2019.

~  31  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2014	2015	2016	2017	2018
As originally estimated	$22,267	$24,293	$25,619	$29,801	$29,762
As estimated at June 30, 2019	24,661	22,321	25,202	29,951	29,448
Net cumulative (deficiency) redundancy	$(2,394)	$1,973	$417	$(150)	$314
% (deficiency) redundancy	(10.8)%	8.1%	1.6%	(0.5)%	1.1%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2018
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$39,716	6.7%
Recorded	44,711	0.0%
High End	45,420	(1.0)%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,244	$(5)	$1,244	$(5)
MBS/ABS/CMBS	6,109	(15)	9,749	(138)	15,858	(153)
Corporate	—	—	1,262	(2)	1,262	(2)
Municipal	—	—	—	—	—	—
Total temporarily impaired debt securities available for sale	$6,109	$(15)	$12,255	$(145)	$18,364	$(160)

~  32  ~

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,329	$(20)	$1,329	$(20)
MBS/ABS/CMBS	16,891	(149)	11,956	(459)	28,847	(608)
Corporate	14,304	(246)	5,745	(147)	20,049	(393)
Municipal	3,070	(30)	839	(30)	3,909	(60)
Total fixed maturities	34,265	(425)	19,869	(656)	54,134	(1,081)
Common stocks[1]	8,188	(2,136)	—	—	8,188	(2,136)
Total temporarily impaired available for sale securities	$42,453	$(2,561)	$19,869	$(656)	$62,322	$(3,217)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

Corporate Bonds

The net unrealized loss in the corporate bond portfolio of $17,213 at year end 2018 moved to a gain of $2,064,202 in the first half of 2019.  This meaningful move higher was driven by two factors.  First, spreads in Corporate bonds tightened about 35 bps in the first six months of the year, a significant rebound after a very difficult December.  Second, Treasury rates dropped 50-75 bps.  Both the tightening of spreads and rally in Treasury rates caused prices on Corporate bonds to increase, driving the unrealized position higher.

Municipal Bonds

As of December 31, 2018 and June 30, 2019, municipal bonds totaled $16,486,520 and 12,485,961, respectively with net unrealized gains of $338,225 and $804,058, respectively. The increase was driven by the fact that US Treasury rates decreased significantly during the quarter (10yr US Treasury rate down ~68 bps), driving prices on Municipals higher. In addition, spreads, particularly in the short-to-intermediate part of the curve, tightened due to a strong bid from retail investors.

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

For the six months ended June 30, 2019 and 2018, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  33  ~

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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2019 and December 31, 2018, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2019 and December 31, 2018, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Deferred acquisition costs	$5,492	$5,247
Unearned premium reserves	31,312	29,973

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

As of June 30, 2019 and December 31, 2018, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through current year are open for examination.

Other Assets

As of June 30, 2019 and December 31, 2018 other assets totaled $1,369,000 and $1,041,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees.

~  34  ~

Outstanding Debt

As of June 30, 2019 and December 31, 2018, outstanding debt balances totaled $3,481,819 and $3,484,606, respectively. The average rate on remaining debt was 3.7% as of June 30, 2019 and as of December 31, 2018.

Leasehold Obligations

The Company entered into a sale leaseback arrangement in 2016 that was accounted for as a capital lease. Under the agreement, Bofi Federal Bank purchased electronic data processing software, vehicles, and other assets which are leased to the Company. These assets remained on the Company’s books due to provisions within the agreement that trigger capital lease accounting. To secure the lowest rate possible of 4.7%, the Company pledged bonds totaling $923,563 and $923,766 as of March 31, 2018 and December 31, 2017, respectively. There was no gain or loss recognized as part of this transaction. On March 2, 2018 and March 7, 2018, the Company paid $404,928 and $346,000, respectively to Bofi. These disbursements were made to pay off the balances of the sale leaseback arrangements. As a result of paying off the leasehold obligations during the first quarter of 2018, the bonds pledged as collateral related to this debt were released in April 2018. For the six months ended June 30, 2019 and 2018, lease payments totaled $0 and $70,051, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. Additionally, the Company entered into two debt agreements in 2016 with Bofi Federal Bank; one agreement for $500,000 and another debt agreement for $75,000. The terms of the loans were 36 months, but the Company had the option to prepay the $500,000 loan after 12 months. The Company paid off the remaining balance of the $500,000 loan in September 2017. The $75,000 loan was paid off in March 2018. The total balance of the debt agreements at June 30, 2019 and December 31, 2018 was $3,481,819 and $3,484,606, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2019. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the six months ended June 30, 2019 and June 30, 2018. There are no financial covenants governing this agreement.

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

~  35  ~

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash used in financing activities during the six months ended June 30, 2019 compared to the same period in 2018 relates to early extinguishment of debt which occurred during the first quarter of 2018. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$15	$1,478
Net cash provided by (used in) investing activities	1,438	(3,448)
Net cash used in financing activities	(52)	(850)
Net increase (decrease) in cash and cash equivalents	$1,401	$(2,820)

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

Additionally, our insurance company, ICC, became a member of the FHLBC in February 2018. Membership in the Federal Home Loan Bank System provides ICC access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the six-month periods ended June 30, 2019, there were no outstanding borrowing amounts with the FHLBC.

The following table summarizes, as of June 30, 2019, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$61,264	$19,845	$22,554	$12,668	$6,197
Debt obligations	3,902	138	3,764	—	—
Operating lease obligations	137	86	51	—	—
Total	$65,303	$20,069	$26,369	$12,668	$6,197

The timing of the amounts of the gross loss and loss adjustment expense payments is an estimate based on historical experience and the expectations of future payment patterns. However, the timing of these payments may vary from the amounts stated above.

~  36  ~

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

The average maturity of the debt securities in our investment portfolio at June 30, 2019, was 7.23 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	June 30, 2019
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(7,851)	$83,548
100 basis point increase	(3,994)	87,405
No change	—	91,399
100 basis point decrease	3,967	95,366
200 basis point decrease	7,568	98,967

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

~  37  ~

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

~  38  ~

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

There were no material changes to report.

~  39  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 30, 2019	—	$—	—	$$2,998,605
May 1 – May 31, 2019	3,182	15.00	47,730	$2,950,875
June 1 – June 30, 2019	—	—	—	$2,950,875
Total	3,182	$15.00	47,730

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.
(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2019.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  42  ~