Form 10-Q
period 2019-09-30
ICC Holdings, Inc.
filed 2019-11-13
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2019 was 3,299,379.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $88,857,008 at
9/30/2019 and $89,252,906 at 12/31/2018)	$92,918,467	$88,981,159
Common stocks (cost - $13,235,053 at
9/30/2019 and $13,572,713 at 12/31/2018)	13,330,075	11,843,223
Other invested assets	878,308	154,200
Property held for investment, at cost, net of accumulated depreciation of
$302,100 at 9/30/2019 and $222,825 at 12/31/2018	3,839,390	3,586,273
Cash and cash equivalents	2,030,900	4,644,784
Total investments and cash	112,997,140	109,209,639
Accrued investment income	650,692	648,321
Premiums and reinsurance balances receivable, net of allowances for
uncollectible amounts of $50,000 at 9/30/2019 and 12/31/2018	23,252,325	21,404,344
Ceded unearned premiums	861,471	796,065
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 at 9/30/2019 and 12/31/2018	12,266,481	6,735,964
Federal income taxes	616,785	1,868,669
Deferred policy acquisition costs, net	5,525,395	5,247,188
Property and equipment, at cost, net of accumulated depreciation of
$5,564,730 at 9/30/2019 and $5,099,090 at 12/31/2018	3,088,736	3,332,810
Other assets	2,212,641	1,040,193
Total assets	$161,471,666	$150,283,193
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$58,322,611	$51,447,440
Unearned premiums	31,615,601	29,972,623
Reinsurance balances payable	95,991	993,004
Corporate debt	3,477,586	3,484,606
Accrued expenses	3,159,742	4,536,218
Other liabilities	1,858,174	1,256,003
Total liabilities	98,529,705	91,689,894
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,102,850)	(2,999,995)
Additional paid-in capital	32,641,488	32,505,423
Accumulated other comprehensive earnings (loss), net of tax	3,208,554	(1,580,976)
Retained earnings	33,031,328	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,871,559)	(3,046,855)
Total equity	62,941,961	58,593,299
Total liabilities and equity	$161,471,666	$150,283,193

1Par value $0.01; authorized: 2019 - 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 - 3,500,000 shares and 2018 – 3,500,000 shares;  outstanding: 2019 - 3,012,223 and 2018 - 2,992,734 shares.

22019 – 200,621 shares and 2018 – 196,721 shares

32019 –287,156 shares and 2018 –304,685 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2019	2018
Net premiums earned	$13,679,746	$12,137,690
Net investment income	811,462	735,683
Net realized investment gains	141,481	15,029
Net unrealized losses on equity securities	(7,603)	—
Other (loss) income	(112,763)	74,051
Consolidated revenues	14,512,323	12,962,453
Losses and settlement expenses	9,609,347	8,611,573
Policy acquisition costs and other operating expenses	4,733,206	4,475,659
Interest expense on debt	32,458	32,553
General corporate expenses	164,378	128,803
Total expenses	14,539,389	13,248,588
Loss before income taxes	(27,066)	(286,135)
Total income tax benefit	(13,150)	(77,569)
Net loss	$(13,916)	$(208,566)

Other comprehensive earnings, net of tax	703,220	213,059
Comprehensive earnings	$689,304	$4,493

Earnings per share:
Basic:
Basic net loss per share	$(0.00)	$(0.07)
Diluted:
Diluted net loss per share	$(0.00)	$(0.07)

Weighted average number of common shares outstanding:
Basic	3,011,034	3,135,277
Diluted	3,015,038	3,136,764

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2019	2018
Net premiums earned	$39,219,882	$34,919,705
Net investment income	2,406,965	2,124,059
Net realized investment gains	741,123	1,087,229
Net unrealized gains on equity securities	1,716,124	—
Other (loss) income	(43,838)	130,222
Consolidated revenues	44,040,256	38,261,215
Losses and settlement expenses	28,117,369	24,398,009
Policy acquisition costs and other operating expenses	14,541,986	13,089,081
Interest expense on debt	96,353	108,335
General corporate expenses	444,829	398,859
Total expenses	43,200,537	37,994,284
Earnings before income taxes	839,719	266,931
Total income tax expense	122,796	8,209
Net earnings	$716,923	$258,722

Other comprehensive earnings (loss), net of tax	3,423,233	(2,389,414)
Comprehensive earnings (loss)	$4,140,156	$(2,130,692)

Earnings per share:
Basic:
Basic net earnings per share	$0.24	$0.08
Diluted:
Diluted net earnings per share	$0.24	$0.08

Weighted average number of common shares outstanding:
Basic	3,004,887	3,165,239
Diluted	3,008,891	3,166,726

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2018	$35,000	$—	$(3,281,220)	$32,333,290	$32,787,406	$2,227,069	$64,101,545
Purchase of common stock	—	(2,999,995)	—	—	—	—	(2,999,995)
Net earnings	—	—	—	—	258,722	—	258,722
Other comprehensive loss, net of tax	—	—	—	—	—	(2,389,414)	(2,389,414)
Restricted stock unit expense	—	—	—	35,818	—	—	35,818
ESOP shares released	—	—	175,778	95,970	—	—	271,748
Balance, September 30, 2018	$35,000	$(2,999,995)	$(3,105,442)	$32,465,078	$33,046,128	$(162,345)	$59,278,424

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of common stock	—	(102,855)	—	—	—	—	(102,855)
Net earnings	—	—	—	—	716,923	—	716,923
Other comprehensive earnings, net of tax	—	—	—	—	—	3,423,233	3,423,233
Restricted stock unit expense	—	—	—	78,226	—	—	78,226
ESOP shares released	—	—	175,296	57,839	—	—	233,135
Balance, September 30, 2019	$35,000	$(3,102,850)	$(2,871,559)	$32,641,488	$33,031,328	$3,208,554	$62,941,961

1See discussion of Accounting Standards Update 2016-01 adoption in Note 1 - Summary of Significant Accounting Policies

See accompanying notes to consolidated financial statements.

~  6  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$716,923	$258,722
Adjustments to reconcile net earnings to net cash
provided by operating activities
Net realized investment gains	(741,123)	(1,087,229)
Net unrealized gains on equity securities	(1,716,124)	—
Depreciation	613,916	519,471
Deferred income tax	360,009	4,101
Amortization of bond premium and discount	172,691	239,029
Stock-based compensation expense	311,361	307,566
Change in:
Accrued investment income	(2,371)	27,598
Premiums and reinsurance balances receivable	(1,847,981)	(2,883,819)
Ceded unearned premiums	(65,406)	(430,781)
Reinsurance balances payable	(897,013)	908,323
Reinsurance balances recoverable	(5,530,517)	550,567
Deferred policy acquisition costs	(278,207)	(911,348)
Unpaid losses and settlement expenses	6,875,171	3,139,319
Unearned premiums	1,642,978	3,822,745
Accrued expenses	(1,376,476)	(548,197)
Current federal income tax	(18,097)	(9,086)
Other	(570,277)	(598,682)
Net cash (used in) provided by operating activities	(2,350,543)	3,308,299
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(19,060,848)	(12,181,365)
Common stocks	(5,252,095)	(13,932,332)
Preferred stocks	—	(140,925)
Other invested assets	(738,300)	(39,200)
Property held for investment	(332,393)	(374,409)
Property and equipment	(321,704)	(444,603)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	19,522,461	10,181,569
Common stocks	5,998,276	9,367,763
Preferred stocks	—	3,927,722
Property and equipment	31,137	5,854
Net cash used in investing activities	(153,466)	(3,629,926)
Cash flows from financing activities:
Repayments of borrowed funds	(7,020)	(852,191)
Purchase of common stock	(102,855)	(2,999,995)
Net cash used in financing activities	(109,875)	(3,852,186)
Net decrease in cash and cash equivalents	(2,613,884)	(4,173,813)
Cash and cash equivalents at beginning of year	4,644,784	6,876,519
Cash and cash equivalents at end of period	$2,030,900	$2,702,706
Supplemental information:
Federal income tax recovered	$164,543	$—
Interest paid	96,700	140,881

See accompanying notes to consolidated financial statements.

~  7  ~

Notes to Unaudited Condensed Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., an inactive insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 22.3% and 28.0% of the premium is written in Illinois for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, approximately 25.8% and 29.7% of the premium is written in Illinois, respectively. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018 (the “2018 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2019, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~  8  ~

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

E. PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2018 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies later in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

F.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2019 and 2018, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2019	2018
Automobiles	$600,117	$603,046
Furniture and fixtures	450,834	436,568
Computer equipment and software	3,735,883	3,542,339
Home office	3,866,632	3,849,947
Total cost	8,653,466	8,431,900
Accumulated depreciation	(5,564,730)	(5,099,090)
Net property and equipment	$3,088,736	$3,332,810

~  9  ~

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

	Three-Month Periods Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$890,152	$(116,415)	$773,737	$284,725	$(59,794)	$224,931
Reclassification adjustment for (gains) losses included in net earnings	(89,262)	18,745	(70,517)	(15,029)	3,157	(11,872)
Total other comprehensive (loss) earnings	$800,890	$(97,670)	$703,220	$269,696	$(56,637)	$213,059

	Nine-Month Periods Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains (losses) arising during the period	$4,333,205	$(721,632)	$3,611,573	$(1,937,344)	$406,840	$(1,530,504)
Reclassification adjustment for (gains) losses included in net earnings	(238,405)	50,065	(188,340)	(1,087,229)	228,319	(858,910)
Total other comprehensive earnings (loss)	$4,094,800	$(671,567)	$3,423,233	$(3,024,573)	$635,159	$(2,389,414)

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Three-Month Periods Ended		Nine-Month Period Ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2019	2018	2019	2018	where Net Earnings is Presented
Unrealized (gains) losses on AFS investments:
	$(89,262)	$(15,029)	$(238,405)	$(1,087,229)	Net realized investment (gains) losses
	18,745	3,157	50,065	228,319	Income tax expense
Total reclassification adjustment, net of tax	$(70,517)	$(11,872)	$(188,340)	$(858,910)

2.     INVESTMENTS

The Company’s investments are primarily composed of fixed income debt securities and common and preferred stock equity securities. We carry our equity securities at fair value and categorize all our fixed maturity debt securities as available-for-sale (AFS), which are carried at fair value. When available, quoted market prices are obtained to determine fair value for the Company’s investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. The Company has no investment securities for which fair value is determined using Level 3 inputs as defined in Note 3 – Fair Value Disclosures. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting.

~  10  ~

Available-for-Sale Fixed Maturity and Equity Securities

The following tables are a summary of the proceeds from sales, maturities, and calls of available-for-sale fixed maturity and equity securities and the related gross realized gains and losses.

	For the Three-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2019
Fixed maturity securities	$5,771,988	$99,445	$(10,183)	$89,262
Common stocks	1,320,803	185,319	(133,100)	52,219
2018
Fixed maturity securities	$3,512,293	$45,130	$(30,165)	$14,965
Common stocks	533,388	61,330	(60,591)	739
Preferred stocks	66,000	—	(675)	(675)

	For the Nine-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains
2019
Fixed maturity securities	$19,522,461	$264,737	$(26,332)	$238,405
Common stocks	5,998,276	960,420	(457,702)	502,718
2018
Fixed maturity securities	$10,181,569	$97,917	$(56,280)	$41,637
Common stocks	9,367,763	1,164,192	(122,833)	1,041,359
Preferred stocks	3,927,722	86,862	(82,629)	4,233

The amortized cost and estimated fair value of fixed income securities at September 30, 2019, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,706,721	$3,724,171
Due after one year through five years	20,527,932	21,357,177
Due after five years through 10 years	14,516,310	15,749,391
Due after 10 years	13,833,858	15,217,981
Asset and mortgage backed securities without a specific due date	36,272,187	36,869,747
Total fixed maturity securities	$88,857,008	$92,918,467

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  11  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at September 30, 2019 and December 31, 2018:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$1,349,993	$1,347,742	$761	$(3,012)
MBS/ABS/CMBS	36,272,188	36,869,747	655,901	(58,342)
Corporate	40,936,728	43,509,784	2,576,595	(3,539)
Municipal	10,298,099	11,191,194	893,095	—
Total AFS securities	$88,857,008	$92,918,467	$4,126,352	$(64,893)

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. Treasury	$1,348,575	$1,328,925	$—	$(19,650)
MBS/ABS/CMBS	34,372,133	33,799,024	33,955	(607,064)
Corporate	37,383,903	37,366,690	376,029	(393,242)
Municipal	16,148,295	16,486,520	398,569	(60,344)
Total fixed maturity securities	89,252,906	88,981,159	808,553	(1,080,300)
Equity securities:
Common stocks	13,572,713	11,843,223	406,812	(2,136,302)
Total equity securities[1]	13,572,713	11,843,223	406,812	(2,136,302)
Total AFS securities	$102,825,619	$100,824,382	$1,215,365	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $13,386,554 and $13,696,585 and commercial mortgage backed securities of $12,545,859 and $10,126,352 at September 30, 2019 and December 31, 2018, respectively.

~  12  ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of September 30, 2019, and December 31, 2018. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2019
		12 Months
	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,246,820	$1,246,820
Cost or amortized cost	—	1,249,832	1,249,832
Unrealized loss	—	(3,012)	(3,012)
MBS/ABS/CMBS
Fair value	4,940,313	4,706,813	9,647,126
Cost or amortized cost	4,947,399	4,758,069	9,705,468
Unrealized loss	(7,086)	(51,256)	(58,342)
Corporate
Fair value	1,005,982	—	1,005,982
Cost or amortized cost	1,009,521	—	1,009,521
Unrealized loss	(3,539)	—	(3,539)
Total debt securities available for sale
Fair value	5,946,295	5,953,633	11,899,928
Cost or amortized cost	5,956,920	6,007,901	11,964,821
Unrealized loss	(10,625)	(54,268)	(64,893)

	December 31, 2018
		12 Months
	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$—	$1,328,925	$1,328,925
Cost or amortized cost	—	1,348,575	1,348,575
Unrealized loss	—	(19,650)	(19,650)
MBS/ABS/CMBS
Fair value	16,890,857	11,956,493	28,847,350
Cost or amortized cost	17,039,357	12,415,057	29,454,414
Unrealized loss	(148,500)	(458,564)	(607,064)
Corporate
Fair value	14,304,322	5,745,289	20,049,611
Cost or amortized cost	14,550,153	5,892,700	20,442,853
Unrealized loss	(245,831)	(147,411)	(393,242)
Municipal
Fair value	3,069,720	838,980	3,908,700
Cost or amortized cost	3,100,036	869,008	3,969,044
Unrealized loss	(30,316)	(30,028)	(60,344)
Subtotal, fixed income
Fair value	34,264,899	19,869,687	54,134,586
Cost or amortized cost	34,689,546	20,525,340	55,214,886
Unrealized loss	(424,647)	(655,653)	(1,080,300)
Common stock[1]
Fair value	8,187,764		8,187,764
Cost or amortized cost	10,324,066	—	10,324,066
Unrealized loss	(2,136,302)	—	(2,136,302)
Total
Fair value	42,452,663	19,869,687	62,322,350
Cost or amortized cost	45,013,612	20,525,340	65,538,952
Unrealized loss	$(2,560,949)	$(655,653)	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

~  13  ~

As of December 31, 2018, the Company held 200 equity securities that were in unrealized loss positions. Of these 200 securities, none were in an unrealized loss position for 12 consecutive months or longer prior to December 31, 2018.

The fixed income portfolio contained 31 securities in an unrealized loss position as of September 30, 2019. Of these 31 securities, 19 have been in an unrealized loss position for 12 consecutive months or longer and represent $54,268 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest. There were no other-than-temporary impairment losses recognized in net earnings during the first nine months ended September 30, 2019 and no other-than-temporary impairment losses recognized in net earnings for the same period of 2018. For all fixed income securities at a loss at September 30, 2019, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2019 and December 31, 2018.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

The portion of net unrealized losses for the three months ended September 30, 2019 for equity securities held as of September 30, 2019 was $7,603. The portion of net unrealized gains for the nine months ended September 30, 2019 for equity securities held as of September 30, 2019 was $1,716,124.

Other Invested Assets

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018, and a promissory note with the option to borrow up to $1,275,000. The Company funded $625,000 on July 30, 2019. The note bears interest at 6.5%, and is amortized over 20 years with a balloon payment due July 30, 2029.  Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value. As of September 30, 2019, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the nine month periods ending September 30, 2019, there were no outstanding borrowings with the FHLBC.

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

~  14  ~

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

Mortgage-backed Securities (MBS),  Collateralized Mortgage Obligations (CMO), Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS)—The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile, or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an option adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates, and recent trade activity. MBS, CMBS, CMO and ABS with corroborated and observable inputs are classified as Level 2. All MBS, CMBS, CMO and ABS holdings are deemed Level 2.

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

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets as well as debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value.

Assets measured at fair value on a recurring basis as of September 30, 2019, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,347,742	$—	$—	$1,347,742
MBS/ABS/CMBS	—	36,869,747	—	36,869,747
Corporate	—	43,509,784	—	43,509,784
Municipal	—	11,191,194	—	11,191,194
Total fixed maturity securities	1,347,742	91,570,725	—	92,918,467
Equity securities
Common stocks	13,330,075	—	—	13,330,075
Total marketable investments measured at fair value	$14,677,817	$91,570,725	$—	$106,248,542

~  15  ~

Assets measured at fair value on a recurring basis as of December 31, 2018, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,328,925	$—	$—	$1,328,925
MBS/ABS/CMBS	—	33,799,024	—	33,799,024
Corporate	—	37,366,690	—	37,366,690
Municipal	—	16,486,520	—	16,486,520
Total fixed maturity securities	1,328,925	87,652,234	—	88,981,159
Equity securities
Common stocks	11,843,223	—	—	11,843,223
Total marketable investments measured at fair value	$13,172,148	$87,652,234	$—	$100,824,382

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2019 and December 31, 2018. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the nine-month periods ended September 30, 2019 and 2018.

4.     DEBT

As of September 30, 2019 and December 31, 2018, outstanding debt balances totaled $3,477,586 and $3,484,606, respectively. The average interest rate on remaining debt was 3.7% as of September 30, 2019 and as of December 31, 2018.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loanThe total balance of the debt agreements at September 30, 2019 and December 31, 2018 was $3,477,586 and $3,484,606, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2020. The line of credit is priced at 30-day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the nine months ended September 30, 2019 and 2018. There are no financial covenants governing this agreement.

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

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $1,000,000 for casualty business, $500,000 for property, and $500,000 for workers’ compensation, although certain treaties contain an annual aggregate deductible before reinsurance applies.

~  16  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2019	2018
WRITTEN
Direct	$16,305,222	$16,170,176
Reinsurance assumed	70,200	16,199
Reinsurance ceded	(2,410,170)	(2,988,813)
Net	$13,965,252	$13,197,562
EARNED
Direct	$16,007,232	$15,088,986
Reinsurance assumed	64,863	17,500
Reinsurance ceded	(2,392,349)	(2,968,796)
Net	$13,679,746	$12,137,690
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$13,034,216	$10,513,847
Reinsurance assumed	36,297	36,653
Reinsurance ceded	(3,461,166)	(1,938,927)
Net	$9,609,347	$8,611,573

	Nine-Month Periods Ended September 30,
	2019	2018
WRITTEN
Direct	$48,349,466	$46,582,507
Reinsurance assumed	178,446	108,686
Reinsurance ceded	(7,730,458)	(8,379,524)
Net	$40,797,454	$38,311,669
EARNED
Direct	$46,710,351	$42,751,784
Reinsurance assumed	174,583	116,663
Reinsurance ceded	(7,665,052)	(7,948,742)
Net	$39,219,882	$34,919,705
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$37,778,378	$29,111,003
Reinsurance assumed	119,498	71,410
Reinsurance ceded	(9,780,507)	(4,784,404)
Net	$28,117,369	$24,398,009

~  17  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	September 30,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,264	$51,388
Less: Ceded	13,974	8,288
Net	47,290	43,100
Increase in incurred losses and settlement expense:
Current year	9,092	8,324
Prior years	517	288
Total incurred	9,609	8,612
Deduct: Loss and settlement expense payments for claims incurred:
Current year	6,064	3,613
Prior years	4,778	3,365
Total paid	10,842	6,978
Net unpaid losses and settlement expense - end of the period	46,057	44,734
Plus: Reinsurance recoverable on unpaid losses	12,266	9,479
Gross unpaid losses and settlement expense - end of the period	$58,323	$54,213

	For the Nine-Months Ended
	September 30,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	25,779	22,587
Prior years	2,338	1,811
Total incurred	28,117	24,398
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,455	7,511
Prior years	16,316	13,197
Total paid	26,771	20,708
Net unpaid losses and settlement expense - end of the period	46,057	44,734
Plus: Reinsurance recoverable on unpaid losses	12,266	9,479
Gross unpaid losses and settlement expense - end of the period	$58,323	$54,213

Net unpaid losses and settlement expense increased $1,323,000, or 3.0%, in the nine months ended September 30, 2019 as compared to the same period in 2018. For the nine months ended September 30, 2019 and 2018, we experienced unfavorable development of $2,338,000 and $1,811,000, respectively. The 2019 increase in unfavorable development was primarily driven by the Liquor Liability and Business Owners Liability lines of business. We experienced favorable development on Workers’ Compensation, Umbrella Liability, and Busines Owners Property lines of business for the nine months ended September 30, 2019. Business Owners and Wokers’ Compensation Liability lines of business were the drivers of adverse development while we experienced favorable development on the Liquor Liability and the Umbrella Liability lines of business for the nine months ended September 30, 2018.

~  18  ~

7.     INCOME TAXES

The Company’s effective tax rate for the nine-month period ended September 30, 2019, was 14.6%, compared to 3.1% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and nine-month periods ended September 30, 2019 and 2018, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	September 30,
	2019	2018
Provision for income taxes at the statutory federal tax rates	$(5,684)	$(60,088)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,955)	(8,951)
Tax-exempt interest income	(16,433)	(32,002)
Proration of tax-exempt interest and dividends received deduction	5,939	10,192
Officer life insurance, net	3,579	3,579
Nondeductible expenses	8,404	12,439
Prior year true-ups and other	—	(2,738)
Total	$(13,150)	$(77,569)

	For the Nine-Months Ended
	September 30,
	2019	2018
Provision for income taxes at the statutory federal tax rates	$176,341	$56,056
Increase (reduction) in taxes resulting from:
Dividends received deduction	(28,482)	(26,852)
Tax-exempt interest income	(60,249)	(101,894)
Proration of tax-exempt interest and dividends received deduction	21,775	31,684
Officer life insurance, net	(11,039)	10,386
Nondeductible expenses	24,450	36,608
Prior year true-up and other	—	2,221
Total	$122,796	$8,209

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of September 30, 2019 and December 31, 2018, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2015 through current year. There are currently no open tax exams.

~  19  ~

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP.  ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the nine months ended September 30, 2019 and 2018, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2019, we recognized compensation expense of $242,788 related to 17,530 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2019. Of the 17,530 shares committed to be released, 1,926 shares were committed on September 30, 2019 and had no impact on the weighted average common shares outstanding for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, we recognized compensation expense of $271,747 related to 17,577 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2018. Of the 17,577 shares committed to be released at December 31, 2018, 1,932 shares were committed on September 30, 2018 and had no impact on the weighted average common shares outstanding for the three and nine months ended September 30, 2018.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018 with additional RSUs being granted in March 2019. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of September 30, 2019, 13,071 and 11,700 RSUs have been granted at a fair market value of $13.70 and $15.10, respectively. We recognized $78,226 and $35,818 of expense on these units in the nine months ended September 30, 2019 and 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $226,856 as of September 30, 2019, which will be recognized over the remainder of the three-year vesting periods.

9.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, is a claims consultant and was paid $6,455 and $10,560 as of September 30, 2019 and 2018, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group (Griffin).  Mr. Burgess was paid $2,941, and $3,355 during the nine months ended September 30, 2019 and 2018, respectively for travel reimbursement costs.  Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $27,500 and $85,841 during the nine months ended September 30, 2019 and 2018, respectively.

10.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~  20  ~

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

Forward-looking statements involve risks, uncertainties and assumptions, including, among other things, the factors discussed under the heading “Item 1A. Risk Factors” of ICC Holdings, Inc.’s Annual Report on Form 10-K and those listed below. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to several uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q and other unforeseen risks. Readers should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

~  21  ~

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

For the nine months ended September 30, 2019, we had direct written premiums of $48,349,000, net premiums earned of $39,220,000, and net earnings of $717,000. For the nine months ended September 30, 2018, we had direct premiums written of $46,583,000, net premiums earned of $34,920,000, and net earnings of $259,000. At September 30, 2019, we had total assets of $161,472,000 and equity of $62,942,000. At December 31, 2018, we had total assets of $150,283,000 and equity of $58,593,000.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies later in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

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

~  22  ~

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

Net investment income, net realized gains (losses) on investments, and net unrealized gains (losses) on equity securities

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We adopted ASU 2016-01 effective January 1, 2019. With the adoption of this accounting pronouncement, we now recognize in earnings unrealized gains and (losses) on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains on equity securities were $1,716,000 for the nine months ended September 30, 2019. See discussion of the adoption of ASU 2016-01 in Note 1 – Summary of Significant Accounting Policies. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

~  23  ~

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

~  24  ~

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The major components of operating revenues and net earnings are as follows:

	For the Nine-Months Ended
	September 30,
(In thousands)	2019	2018
Revenues
Total premiums earned	$39,220	$34,920
Investment income, net of investment expense	2,407	2,124
Realized investment gains, net	741	1,087
Net unrealized gains on equity securities	1,716	-
Other (loss) income	(44)	130
Total revenues	$44,040	$38,261
Summarized components of net earnings
Underwriting (loss)¹	$(3,439)	$(2,567)
Investment income, net of investment expense	2,407	2,124
Realized investment gains, net	741	1,087
Net unrealized gains on equity securities	1,716	-
Other (loss) income	(44)	130
General corporate expenses	445	399
Interest expense	96	108
Earnings, before income taxes	840	267
Income tax expense	123	8
Net earnings	$717	$259
Total other comprehensive earnings (loss)	3,423	(2,389)
Comprehensive earnings (loss)	$4,140	$(2,130)

1Calculated by subtracting the sum of loss and settlement expenses (2019 -$28,117 and 2018 -$24,398) and policy and acquisition costs and other operating expenses (2019 - $14,542 and 2018 - $13,089) from net premiums earned (2019 -$39,220 and 2018 - $34,920).

	For the Nine-Months Ended September 30,
	2019	2018
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	71.69%	69.87%
Expense ratio[2]	37.08%	37.48%
Combined ratio[3]	108.77%	107.35%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the nine months ended September 30, 2019 and 2018:

Premiums

Direct premiums written grew by $1,766,000, or 3.8%, to $48,349,000 for the nine months ended September 30, 2019 from $46,583,000 for the same period of 2018. Net written premium grew by $2,485,000, or 6.5%, to $40,797,000 for the nine months ended September 30, 2019 from $38,312,000 for the same period in 2018. Net premiums earned grew by $4,300,000, or 12.3%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to increased rate and organic growth including the impact of recent geographical expansion efforts.

~  25  ~

For the nine months ended September 30, 2019, we ceded to reinsurers $7,665,000 of earned premiums, compared to $7,949,000 of earned premiums for the nine months ended September 30, 2018. Ceded earned premiums as a percent of direct premiums written was 15.9% in the nine months ended September 30, 2019, and 17.1% in the nine months ended September 30, 2018.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $174,000 or 133.8% during the nine months ended September 30, 2019 as a result of an increase in premiums written off in the nine months ended September 30, 2019, as compared to the same period in 2018.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Nine-Months Ended
	September 30,
(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	25,779	22,587
Prior years	2,338	1,811
Total incurred	28,117	24,398
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,455	7,511
Prior years	16,316	13,197
Total paid	26,771	20,708
Net unpaid losses and settlement expense - end of the period	46,057	44,734
Plus: Reinsurance recoverable on unpaid losses	12,266	9,479
Gross unpaid losses and settlement expense - end of the period	$58,323	$54,213

Net unpaid losses and settlement expense increased $1,323,000, or 3.0%, in the nine months ended September 30, 2019 as compared to the same period in 2018. For the nine months ended September 30, 2019 and 2018, we experienced unfavorable development of $2,338,000 and $1,811,000, respectively. The 2019 increase in unfavorable development was primarily driven by the Liquor Liability and Business Owners Liability lines of business. We experienced favorable development on Workers’ Compensation, Umbrella Liability, and Business Owners Property lines of business for the nine months ended September 30, 2019. Business Owners and Wokers’ Compensation Liability lines of business were the drivers of adverse development while we experienced favorable development on the Liquor Liability and the Umbrella Liability lines of business for the nine months ended September 30, 2018.

Losses and Settlement Expenses

Losses and settlement expenses increased by $3,719,000, or 15.2%, to $28,117,000 for the nine months ended September 30, 2019, from $24,398,000 for the same period in 2018. Losses and settlement expenses increased for the nine months ended September 30, 2019, primarily due to an increase in property losses.

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

~  26  ~

control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,453,000, or 11.1%, to $14,542,000 for the nine months ended September 30, 2019 from $13,089,000 for the same period in 2018. The primary driver is related to restructuring 2019 reinsurance contracts to eliminate all ceding commissions on primary excess of loss contracts. The change increased the Company’s overall net earned premiums by the same amount.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 40 basis points from 37.48% to 37.08% for the nine months ended September 30, 2019 as compared to 2018.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $46,000, or 11.5%, in the nine months ended September 30, 2019 as compared to the same period in 2018.

Investment Income

Net investment income increased by $283,000, or 13.3%, to $2,407,000 for the September 30, 2019, as compared to $2,124,000 for the same period in 2018, driven by a combination of increased book yield and an increase in net asset value for much of the period.

Interest Expense

Interest expense decreased to $96,000 for the nine months ended September 30, 2019 from $108,000 for the same period during 2018. This 11.1% decrease year over year reflects the impact of the Company prepaying the balances of financial sale leaseback transactions during the first quarter of 2018. See Financial Position – Debt Obligations.

Income Tax Expense

We reported income tax expense of $123,000 and $8,000 for the nine months ended September 30, 2019 and 2018, respectively. The increase in income tax expense in 2019 relates to higher levels of pretax earnings for the nine months ended September 30, 2019 compared to the same period in 2018. Our effective tax rate for the nine months ended September 30, 2019 was 14.6%, compared to 3.1% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  27  ~

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	September 30,
(In thousands)	2019	2018
Revenues
Total premiums earned	$13,680	$12,138
Investment income, net of investment expense	811	736
Realized investment gains, net	141	15
Net unrealized gains on equity securities	(8)	-
Other (loss) income	(112)	74
Total revenues	$14,512	$12,963
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(662)	$(950)
Investment income, net of investment expense	811	736
Realized investment gains, net	141	15
Net unrealized gains on equity securities	(8)	-
Other income	(112)	74
General corporate expenses	164	128
Interest expense	32	33
Loss, before income taxes	(26)	(286)
Income tax benefit	(13)	(78)
Net loss	$(13)	$(208)
Total other comprehensive earnings	703	213
Comprehensive earnings	$690	$5

1Calculated by subtracting the sum of loss and settlement expenses (2019 - $9,609 and 2018 - $8,612) and policy and acquisition costs and other operating expenses (2019 - $4,733 and 2018 - $4,476) from net premiums earned (2019 - $13,680 and 2018 - $12,138).

	For the Three-Months Ended September 30,
	2019	2018
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	70.24%	70.95%
Expense ratio[2]	34.60%	36.88%
Combined ratio[3]	104.84%	107.83%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended September 30, 2019 and 2018:

Premiums

Direct premiums written grew by $134,000, or 0.8%, to $16,305,000 for the three months ended September 30, 2019, from $16,171,000 for the same period of 2018. Net written premium grew by $767,000, or 5.8%, to $13,965,000 for the three months ended September 30, 2019, from $13,198,000 for the same period in 2018. Net premiums earned grew by $1,542,000, or 12.7%, to $13,680,000 for the three months ended September 30, 2019, as compared to $12,138,000 for the same period of 2018, primarily due to increased rate and organic growth including the impact of recent geographical expansion efforts.

For the three months ended September 30, 2019, we ceded to reinsurers $2,392,000 of earned premiums, compared to $2,969,000 of earned premiums for the three months ended September 30, 2018. Ceded earned premiums as a percent of direct premiums written was 14.7% in the three months ended September 30, 2019, and 18.4% in the three months ended September 30, 2018.

~  28  ~

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $186,000 for the three months ended September 30, 2019,  as a result of an  increase in premiums written off.

Losses and Settlement Expenses

Losses and settlement expenses increased by $997,000, or 11.6%, to $9,609,000 for the three months ended September 30, 2019, from $8,612,000 for the same period in 2018. Losses and settlement expenses increased for the three months ended September 30, 2019, primarily due to an increase in property losses.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $257,000, or 5.7%, to $4,733,000 for the three months ended September 30, 2019, from $4,476,000 for the same period in 2018. The primary driver related to restructuring 2019 reinsurance contracts to eliminate all ceding commissions on primary excess of loss contracts. The change increased the Company’s overall net earned premiums by the same amount.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 228 basis points from 36.88% to 34.60% for the three months ended September 30, 2019 as compared to 2018.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $36,000, or 28.1%, in the three months ended September 30, 2019 as compared to the same period in 2018.

Investment Income

Net investment income increased by $75,000, or 10.2%, to $811,000 for the three months ended September 30, 2019, as compared to $736,000 for the same period in 2018, driven by a combination of increased book yield, and an increase in net asset value for much of the period.

Interest Expense

Interest expense decreased slightly to $32,000 for the three months ended September 30, 2019 from $33,000 for the same period during 2018.

Income Tax Expense

We reported income tax benefit of $13,000 and $78,000 for the three months ended September 30, 2019 and 2018, respectively. The decrease in income tax benefit in 2019 relates to higher levels of pretax earnings for the three months ended September 30, 2019 compared to the same period in 2018. Our effective tax rate for the three months ended September 30, 2019 was 48.6%, compared to 27.1% for the same period in 2018. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  29  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	September 30,	December 31,
	2019	2018
(In thousands)	(Unaudited)
Assets
Investments and cash:
Available for sale securities, at fair value
Fixed maturity securities (amortized cost - $88,857 at 9/30/2019	$92,919	$88,981
and $89,253 at 12/31/2018)
Common Stocks (cost - $13,235 at 9/30/2019 and $13,573 at 12/31/2018)	13,330	11,844
Other invested assets	878	154
Property held for investment, at cost, net of accumulated depreciation of	3,839	3,586
$302 at 9/30/2019 and $223 at 12/31/2018
Cash and cash equivalents	2,031	4,645
Total investments and cash	112,997	109,210
Accrued investment income	651	648
Premiums and reinsurance balances receivable, net of allowances for	23,252	21,404
uncollectible amounts of $50 at 9/30/2019 and 12/31/2018
Ceded unearned premiums	862	796
Reinsurance balances recoverable on unpaid losses and settlement	12,266	6,736
expenses, net of allowances for uncollectible amounts of
$0 at 9/30/2019 and 12/31/2018
Federal income taxes	617	1,868
Deferred policy acquisition costs, net	5,525	5,247
Property and equipment, at cost, net of accumulated depreciation of	3,089	3,333
$5,565 at 9/30/2019 and $5,099 at 12/31/2018
Other assets	2,213	1,041
Total assets	$161,472	$150,283

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$58,323	$51,447
Unearned premiums	31,616	29,973
Reinsurance balances payable	96	993
Corporate debt	3,477	3,485
Accrued expenses	3,160	4,536
Other liabilities	1,858	1,256
Total liabilities	98,530	91,690

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,103)	(3,000)
Additional paid-in capital	32,642	32,505
Accumulated other comprehensive earnings (loss), net of tax	3,209	(1,581)
Retained earnings	33,031	33,681
Less: Unearned ESOP shares at cost[3]	(2,872)	(3,047)
Total equity	62,942	58,593
Total liabilities and equity	$161,472	$150,283

1 Par value $0.01; authorized: 2019 - 10,000 shares and 2018 – 10,000 shares; issued: 2019 - 3,500 shares and 2018 – 3,500 shares;  outstanding: 2019 – 3,012 shares and 2018 – 2,993 shares.

22019 – 201 shares and 2018 – 197  shares

32019 – 287 shares and 2018 – 305  shares

~  30  ~

Unpaid Losses and LAE

Our reserves for unpaid loss and LAE are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2019	2018
Case reserves	$24,869	$23,500
IBNR reserves	21,188	21,211
Net unpaid losses and settlement expense	46,057	44,711
Reinsurance recoverable on unpaid loss and settlement expense	12,266	6,736
Reserves for unpaid loss and settlement expense	$58,323	$51,447

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2019 and December 31, 2018.

As of September 30, 2019

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,213	$18,003	$36,216
Property	3,622	(235)	3,387
Other	3,034	3,420	6,454
Total net reserves	24,869	21,188	46,057
Reinsurance recoverables	5,694	6,572	12,266
Gross reserves	$30,563	$27,760	$58,323

As of December 31, 2018

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$17,767	$17,604	$35,371
Property	3,097	92	3,189
Other	2,636	3,515	6,151
Total net reserves	23,500	21,211	44,711	$39,716	$45,420
Reinsurance recoverables	3,324	3,412	6,736	5,076	7,362
Gross reserves	$26,824	$24,623	$51,447	$44,792	$52,782

~  31  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2019 and 2018, we experienced unfavorable development of $2,338,000 and $1,811,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2018 at $44,711,000. As of September 30, 2019, that reserve was re-estimated at $47,049,000, which is $2,338,000, or 5.2%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.0)% to 7.5%. As shown in the table below, since 2014 the variance in our originally estimated accident year selections range from (11.5)% deficient to 7.5% redundant as of September 30, 2019.

~  32  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2014	2015	2016	2017	2018
As originally estimated	$22,267	$24,293	$25,619	$29,801	$29,762
As estimated at September 30, 2019	24,834	22,469	25,594	30,162	28,938
Net cumulative (deficiency) redundancy	$(2,567)	$1,824	$26	$(361)	$823
% (deficiency) redundancy	(11.5)%	7.5%	0.1%	(1.2)%	2.8%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2018
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$39,716	6.7%
Recorded	44,711	0.0%
High End	45,420	(1.0)%

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

Investments

Our investments are primarily composed of fixed maturity debt securities and common stock equity securities. We carry our equity securities at fair value and categorize all our debt securities as available-for-sale, which are carried at fair as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our available-for-sale securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,247	$(3)	$1,247	$(3)
MBS/ABS/CMBS	4,940	(7)	4,707	(51)	9,647	(58)
Corporate	1,006	(4)	—	—	1,006	(4)
Municipal	—	—	—	—	—	—
Total temporarily impaired debt securities available for sale	$5,946	$(11)	$5,954	$(54)	$11,900	$(65)

~  33  ~

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,329	$(20)	$1,329	$(20)
MBS/ABS/CMBS	16,891	(149)	11,956	(459)	28,847	(608)
Corporate	14,304	(246)	5,745	(147)	20,049	(393)
Municipal	3,070	(30)	839	(30)	3,909	(60)
Total fixed maturities	34,265	(425)	19,869	(656)	54,134	(1,081)
Common stocks[1]	8,188	(2,136)	—	—	8,188	(2,136)
Total temporarily impaired available for sale securities	$42,453	$(2,561)	$19,869	$(656)	$62,322	$(3,217)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

Corporate Bonds

The net unrealized gain in the corporate bond portfolio increased about $500,000 from $2,064,202 at the end of the second quarter to $2,573,057 at the end of the third quarter.  This move higher was driven by the drop in Treasury rates (10 year rate down 34 basis points) which drove up prices on Corporate bonds.

Municipal Bonds

As of September 31, 2019 and December 31, 2018, municipal bonds totaled $11,191,194 and $16,486,520, respectively with net unrealized gains of $893,095 and $338,225, respectively. The increase was driven by the fact that US Treasury rates decreased significantly during the quarter (10-year US Treasury rate down 34 basis points for the third quarter alone), driving prices on Municipals higher.

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is other-than-temporary. If we identify that an other-than-temporary impairment loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment will be recognized in earnings.

For the nine months ended September 30, 2019, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

We use quoted values and other data provided by independent pricing services in our process for determining fair values of our investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade daily, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that our independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining fair values of our investments.

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we use that estimate. In instances where can obtain fair value estimates from more than one

~  34  ~

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2019 and December 31, 2018, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2019 and December 31, 2018, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Deferred acquisition costs	$5,525	$5,247
Unearned premium reserves	31,616	29,973

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

As of September 30, 2019 and December 31, 2018, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2015 through current year are open for examination.

Other Assets

As of September 30, 2019 and December 31, 2018 other assets totaled $2,213,000 and $1,041,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees. The balance as of September 30, 2019 as includes $1,000,000 for investment securities in transit.

~  35  ~

Outstanding Debt

As of September 30, 2019 and December 31, 2018, outstanding debt balances totaled $3,478,000 and $3,485,000, respectively. The average rate on remaining debt was 3.7% as of September 30, 2019 and as of December 31, 2018.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The total balance of the debt agreements at September 30, 2019 and December 31, 2018 was $3,478,000 and $3,485,000, respectively.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2020. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the nine months ended September 30, 2019 and 2018. There are no financial covenants governing this agreement.

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash used in financing activities during the nine months ended September 30, 2019 compared to the same period in 2018 relates to early extinguishment of debt which occurred during the first quarter of 2018. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

~  36  ~

Cash flows from continuing operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash (used in) provided by operating activities	$(2,351)	$3,308
Net cash used in investing activities	(153)	(3,630)
Net cash used in financing activities	(110)	(3,852)
Net decrease in cash and cash equivalents	$(2,614)	$(4,174)

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

Additionally, our insurance company, ICC, became a member of the FHLBC in February 2018. Membership in the Federal Home Loan Bank System provides ICC access to an additional source of liquidity via a secured lending facility. Our membership allows each insurance subsidiary to determine tenor and structure at the time of borrowing. As of and during the nine-month periods ended September 30, 2019, there were no outstanding borrowing amounts with the FHLBC.

The following table summarizes, as of September 30, 2019, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$58,323	$18,893	$21,471	$12,060	$5,899
Debt obligations	3,902	138	3,764	—	—
Operating lease obligations	84	41	42	—	—
Total	$62,309	$19,072	$25,277	$12,060	$5,899

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

~  37  ~

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average maturity of the debt securities in our investment portfolio at September 30, 2019, was 7.05 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	September 30, 2019
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(8,140)	$84,778
100 basis point increase	(4,163)	88,755
No change	—	92,918
100 basis point decrease	4,256	97,174
200 basis point decrease	7,601	100,519

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

There were no material changes to report.

~  39  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 1 – July 31, 2019	—	$—	—	$$2,950,875
August 1 – August 31, 2019	2,500	13.63	34,075	$2,916,800
September 1 – September 30, 2019	1,400	14.04	19,656	$2,897,144
Total	3,900	$13.78	53,731

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.
(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL-Related Documents

~  41  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November  13, 2019.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  42  ~