Form 10-K
period 2019-12-31
ICC Holdings, Inc.
filed 2020-03-30
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019, based upon the closing sale price of the Common Stock  on June 28, 2019 as reported on the NASDAQ Stock Market, LLC, was $31,435,159. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 06, 2020 was 3,296,189.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2019 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

~  2  ~

Item 1. Business

Overview

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC,) an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 26.1% and 29.7% of the premium was written in Illinois for the years ended December 31, 2019 and December 31, 2018, respectively. The Company operates as a single segment.

We primarily market our products through a network of 176 independent agents in the states that we write in. ICC has been assigned, as of May 15, 2019, a “B++” (Good) financial strength rating by A.M. Best Company, Inc. (A.M. Best), which is the fifth highest out of fifteen possible ratings. ICC’s upcoming evaluation by A.M. Best is occurring on April 14, 2020 and therefore the ratings from this evaluation will not be available at the time of this report. ICC’s prior evaluation with A.M. Best occurred on March 27, 2019, when A.M. Best affirmed its Financial Strength Rating (FSR) of “B++” and affirmed the Issuer Credit Rating (ICR) of “bbb+”. At that time, the outlook of the FSR as well as the Long-Term ICR is stable. A.M. Best also affirmed the Long-Term ICR of “bb+” of ICC Holdings, Inc. The outlook assigned, as of May 15, 2019, to the credit rating of the Company is stable.

Since inception, ICC has specialized in providing customized insurance products and aggressive claims defense for customers exclusively in the food and beverage industry.

ICC was founded as an inter-insurance exchange in 1950 based upon the recognition that establishments serving alcohol require unique insurance protection. Beginning in 1998, we expanded the scope of our product offerings beyond liquor liability to include property, general liability, and umbrella. Workers’ compensation coverage was added in 2007. Our goal is to meet the full range of business insurance needs of our clients in the food and beverage industry.

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

ICC mutualized in 2004 and began to expand its territory geographically within the Midwest. We are an admitted carrier in 13 states: Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Michigan, Missouri, Ohio, Oregon, Pennsylvania, Tennessee, and Wisconsin. As we expand our territory and product lines, we maintain our focus and commitment to the food and beverage industry. As a result, we have developed an expertise in our niche, particularly within the areas of underwriting, loss control, and claims management. ICC continues to leverage that experience into the ongoing development of innovative insurance products and services uniquely tailored to the food and beverage industry.

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

Our Business Strategies

We believe that our mission is to deliver expertly crafted insurance products and services for the food and beverage industry. Accordingly, we believe that this focus positions us to write profitable business in both hard insurance markets (where industry capital is constricted, competition is low, and premium rates are rising) and soft insurance markets (where industry capital is rising, competition is high and premium rates are falling). As part of our business process, we have developed our business strategy and focus using the following guiding principles to reflect the essence of who we aspire to be:

•	we exist to return value to our stakeholders in the form of strong financial performance and sustained surplus growth;
•	we conduct our business with the highest ethics and unquestionable integrity;
•	we recognize and reward the commitment of all associates who make ICC a success, by challenging them, valuing them, and recognizing their contribution, while cultivating a mutually supporting culture;
•	we are committed to the independent agency system and our mutual drive to deliver the highest quality products at competitive prices;
•	customer service—understanding and meeting the needs and expectations of our policyholder and agents—is at the fundamental core of our existence;
•	we thrive in the marketplace by pursuing a unique understanding of the niche, offering customized products, and aggressively defending our insureds;
•	we identify worthy causes to support with our company and associate resources. We promote good corporate citizenship; and
•

innovation drives our efficiency, quality, and effectiveness.  We proactively improve our products and processes by intelligent investment in talent and technology that meets the exacting needs of our customer.

In order to effectuate our mission and guiding principles, we have identified the following core strategies to achieve our long-term success:

•	design and market commercial property and casualty products customized for the food and beverage industry;
•	pursue deliberate geographic expansion;
•	foster partnerships with independent agents who focus on the food and beverage industry and appreciate the Company’s commitment and expertise;
•	leverage data and technology to maximize operational efficiency, maintain sustainable pricing and drive continuous innovation;
•	implement an investment strategy that maximizes return within acceptable risk tolerances;
•	promote a culture of excellence that encourages teamwork and contributes to talent attraction, development, and retention; and
•	maintain a robust and comprehensive Enterprise Risk Management program, focused on upside optimization and downside mitigation.

Competitive Growth Strategies

Technology – We believe that existing and developing technology and information systems are impacting and will continue to impact the insurance industry’s use of risk analysis in the underwriting process, providing tools for reduction of claims, and modernizing the claims handling process. As part of our focus, we have internally developed a completely integrated policy management system. This system allows us to leverage loss control data for predictive analytics in both the claims and underwriting areas. For example, in the underwriting area, we create pricing models taking into account the unique characteristics of our customers, with industry-specific variables such as latest hour of close, type and frequency of on-site entertainment, and average alcoholic beverage pricing. We also have achieved better efficiency by moving to a more paperless organization and have integrated off-site employees in our claims, underwriting, accounting, loss control and IT development areas. We intend to remain a leader in the industry in utilizing technology and data analysis to price our coverage based on the risk assumed, reduce accidents and provide prompt claims response.

~  4  ~

Industry Expertise – We have provided the food and beverage industry insurance products and services since 1950. By leveraging our experience, we better understand our customers and their needs, which allows us to better price our products and services and defend claims aggressively and economically using the experience of our in-house legal department and an established network of specialized defense attorneys. As a result, we are the exclusively endorsed property and liability insurance provider for the Indiana Restaurant and Lodging Association, the Illinois Licensed Beverage Association, the Minnesota Licensed Beverage Association, Hospitality Business Alliance, and the Tavern League of Colorado. We also provide insurance agents with continuing education on industry topics, such as liquor liability, kitchen fire prevention, and alcohol server training. For policyholders serving liquor, we provide certified alcohol server training as a value-added service and risk elimination/mitigation tool. Our employees are also regular panel speakers at local and national claims conferences.

Enterprise Risk Management – As part of our effort to grow responsibly, we have put in place a cross-functional, multi-dimensional enterprise risk management program. The program is focused on financial, organization, operational, tactical, market and legal risks and is managed at three different levels: the enterprise risk committee of our board of directors, our internal enterprise risk management committee and our internal audit committee. The focus of the enterprise risk committee of our board of directors is on oversight, top tier risk, emerging risks, and risk optimization. The internal enterprise risk committee is comprised of our executive team, along with our actuarial manager, which is focused on conducting a review of all risks attendant to the Company at least annually; rating triaged risks for severity, frequency, and control; completing risk control reports for stress testing, risk tolerance, and mitigation plans; measuring and monitoring risk on an ongoing basis; and tying enterprise risk management to individual performance evaluations and compensation. Annually the Company, working with its reinsurance broker, completes an economic capital model for the insurance operations of ICC.

Growth Strategies

While we have established a significant market share in our existing territories, we believe that there is still opportunity for growth within our existing footprint. We will continue to seek out insurance agency partners who have a commitment to our niche and an ability to sell the value represented by our products. Our long-term growth plan also involves expanding geographically into states where we believe current insurance laws provide an attractive market within our niche for our existing products and services. We became licensed in Utah and Arizona in the third quarter of 2019 and plan to write business in the second quarter of 2021 in AZ. We will consider geographic expansion opportunities that allow us to leverage existing agency relationships whose footprints overlap our own. Growth opportunities will always be carefully evaluated with long term profitability at the forefront of the decision making process.

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

Maintaining Our Financial Strength Ratings.

In May 2019, A.M. Best affirmed ICC’s financial strength rating of “B++” stable outlook. A key to achieving our goal of significant growth in our premiums written, is obtaining an A.M. Best rating of “A-” or better. Increasing our capitalization and maintaining strong operating performance are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

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

We target niche markets within the food and beverage industry that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic focus. We develop and deliver specialty insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit. We believe that our extensive experience and expertise specific to underwriting and claims management in the food and beverage industry will allow continued loss ratio improvement in 2020 and going forward. The Company is committed to retaining this underwriting and claim handling expertise as a core competency as the volume of business increases.

Strong market presence with name recognition and long-standing producer relationships.

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 26.1% of current direct premium was written in Illinois during the year ended December 31, 2019.

Great care is taken in building the ICC brand in all states of operation and the Company holds significant market share in nearly all states serviced. ICC acknowledges that each state, each agency and each customer is unique. A commitment to quality of product and services is universally important and recognized.

Scalable operations positioned for growth.

We are focused on automation and operating efficiencies across our core functional areas. We have consistently increased premium per full time equivalent employee for five consecutive years and are positioned to continue that trend with current growth plans. We believe we are well-positioned in both terms of personnel and systems to increase written premiums and to expand into new geographic markets with better than industry level profitability using the efficient operating infrastructure we have developed.

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 23 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 23 years of experience in the insurance industry. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 26 years of underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 23 years’ experience in information technologies and 16 years’ experience in the insurance industry. Additionally, Julia B. Suiter, our Chief Legal Officer, has served with ICC since 2009 and has over 23 years’ experience in insurance defense and contract law. Kathleen S. Springer, our Chief Human Resources Officer, has served with ICC since 2008 and has over 23 years’ experience in benefits, compensation, and talent acquisition and more than 10 years’ experience in the insurance industry. As a group, our executive officers have on average more than 20 years’ experience in the property and casualty insurance industry.

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers’ compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2019, ICC had 5,909 BOP policies, 5,931 liquor liability policies, 2,101 workers’ compensation policies and 1,490 commercial umbrella policies. 90.1% of BOP policies and 90.0% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Marketing and Distribution

Our commercial insurance product is sold by over 176 independent insurance agents, also referred to as producers. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company.

~  7  ~

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2019,  two of our producers were responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 37.9% of direct premiums written.

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

Our philosophy is to understand our industry and be disciplined in our underwriting efforts. We will not compromise profitability for top line growth.

Our competitive strategy in underwriting is:

•	Maximize the use of available information acquired through a wide variety of industry resources.
•	Allow our internal metrics and rating to establish risk pricing and use sound underwriting judgment for risk selection and pricing modification.
•	Utilize our risk grading system, which combines both objective and subjective inputs, to quantify desirability of risks and improve our overall risk profile.
•

Physically inspect most new insureds within the first 60 days of policy binding with our in-house loss control representatives. Our inspection consists of an extensive risk profile questionnaire and includes 25 to 100 electronic photos of the insured’s place of business. Inspections that demonstrate that a risk is not desirable is a basis for revoking coverage.

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

Our underwriting staff of 23 employees has an average of 12 years of insurance industry experience. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 26 years of insurance experience with 23 years of property and casualty underwriting experience.

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

Chief Legal Officer, Julia Suiter, provides oversight of our claims and legal departments.  She has over 23 years’ experience in insurance defense litigation and contract law. Ms. Suiter, supervises a legal department staff that includes a Litigation Manager, a Litigation Counsel, a Paralegal, a Claims Manager and a claims staff of 17 employees with considerable years of experience in processing property and casualty insurance claims.

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

As part of our disaster recovery program, we utilize a third party backup software package to provide a complete copy of our production systems at an off-site location that is updated on a daily basis. We also have a generator that will allow the home office to operate in the event power or access to our headquarters is disrupted. We test this disaster recovery plan annually as well as continually expand its capabilities to eliminate business interruption to the best of our ability.

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. We expect 2020 reinsurance rates to be in-line with the 2019 reinsurance rates. For the year ended December 31, 2019, we ceded to reinsurers $10.0 million of written premiums, compared to $11.3 million of written premiums for the year ended December 31, 2018.

~  10  ~

The chart below illustrates the 2020 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms listed below the chart):

Term	Meaning
1 @ x%	“1” refers to the number of times that we reinstate the coverage. The number prior to the “%” sign indicates the overall cost to us when reinstating coverage.
AAD	This is short for Aggregate Annual Deductible. Aggregate annual deductible is the maximum amount ICC needs to pay within a policy period before the reinsurer pays for covered losses.
Aggregate Catastrophe	An aggregate catastrophe treaty is a reinsurance cover designed to help us manage the effects of multiple extreme weather events on our results.
Basket Coverage

Excess liability reinsurance that attaches once retained losses in combined property and casualty occurrences (i.e. those that involve BOP property and BOP liability, or Liquor Liability or Workers Compensation or Hired and Non-owned Auto) exceed $1 million.  If ICC has an occurrence where the combined property and casualty retention is greater than $1 million then the company would recover up to $1 million of loss in excess of that $1 million retention.  The basket coverage limits the Company’s retention in any one combined occurrence to $1 million and not the combined separate retentions provided for in the casualty reinsurance ($1.0 million), Workers Compensation reinsurance ($500,000), Hired and Non-owned Auto reinsurance ($750,000) and Property reinsurance ($500,000).

Casualty	For this chart, this refers to our Liquor Liability, BOP liability, Workers’ Compensation and any Umbrella policies.
F&U	Short for Free and Unlimited. Refers to the number and cost of reinstating reinsurance coverage. With this wording, each separate loss occurrence above the retention is covered by the treaty.
Inures	Our Workers’ Compensation reinsurance contracts are first applied to reduce the loss subject to the Casualty XOL contract and are said to inure to the benefit of the Casualty XOL contract.
MAOL	This reinsurance sublimit puts a cap on the maximum loss any one life/claimant can contribute to the reinsurance recoverable.
Per Risk	Reinsurance in which the reinsurance limit and our loss retention apply “per risk,” rather than per accident, per event, or in the aggregate.
Retention	The amount of loss and settlement expense retained by us either per occurrence on casualty losses or per risk on property claims
WC	This is short for Workers’ Compensation.
XOL	This is short for Excess of Loss reinsurance coverage.
XS

This is short for Excess. For example, our Property per Risk tower has three separate contracts providing coverage. The top layer in that tower provides $7.0 million coverage for each risk for losses in excess of $5.0 million.

~  11  ~

We retain the first $500,000 of workers’ compensation losses. Losses in excess of the $500,000 are covered under our workers’ compensation excess of loss program (WC XOL Tower) up to $1.0 million. Losses above the $1.0 million are then covered under the second workers’ compensation treaty through $10.0 million. Above $10.0 million, losses would fall back to the casualty tower for an additional $5.0 million of coverage per employee. Losses above $15.0 million are covered under a workers’ compensation cover that provides $10.5 million in excess of $15.0 million. We have an additional cover that provideds $47.5 million of coverage in excess of $25.5 million for seven direct policies issued by the Company.

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

Property catastrophe reinsurance (Section A Property Cat Occurrence) provides coverage in any one event for $14.0 million of loss in excess of our $1.0 million retention.

We also have aggregate catastrophe protection (Section B Aggregate Catastrophe) in the event that catastrophe losses retained by us exceeds $2.0 million in such year. This program allows us to aggregate storms losses where losses exceed $100,000 but fall below the $1 million occurrence retention.

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

The following table sets forth the largest amounts of loss and loss expenses recoverable from reinsurers as of December 31, 2019:

	Losses and Settlement
	Expense Recoverable	Percentage of
	On Unpaid Claims (In thousands)	Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
Aspen Insurance UK Ltd	$2,179	19.7%	A
Platinum Underwriters	1,592	14.4%	A
Partner Reinsurance Company	1,287	11.7%	A+
Hannover Ruckversicherungs	1,212	11.0%	A+
Everest Reinsurance Company	1,111	10.1%	A+
Swiss Reinsurance	898	8.1%	A+
Endurance Reinsurance	709	6.4%	A+
Axis Reinsurance Company	458	4.2%	A+
American Agricultural Insurance Company	410	3.7%	A
Toa Reinsurance Company	355	3.2%	A
All other reinsurers including anticipated subrogation	825	7.5%	A- or better
Total	$11,036	100.0%

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

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the year ended December 31, 2019
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	263	$5.77	$5.65	$0.12	$14.10
Commercial Multi-Peril (liability portion)	434	25.92	11.82	14.10	9.16
Workers Compensation	230	7.83	4.22	3.61	3.62
Other Liability - occurrence	180	16.92	6.92	10.00	5.74
Total	1,107	$56.44	$28.61	$27.83	$32.62

1	Assumed reserves of $0.40 million are excluded from the Total Gross Reserves. Workers' Compensation ($0.40 million assumed reserve) is the only line of business that has assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2019 and 2018, prepared in accordance with GAAP.

(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	33,564	29,762
Prior years	151	1,500
Total incurred	33,715	31,262
Deduct: Loss and settlement expense payments for claims incurred:
Current year	15,285	10,450
Prior years	17,339	17,145
Total paid	32,624	27,595
Net unpaid losses and settlement expense - end of the period	45,802	44,711
Plus: Reinsurance recoverable on unpaid losses	11,036	6,736
Gross unpaid losses and settlement expense - end of the period	$56,838	$51,447

~  13  ~

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2010 through 2019 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the reestimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

As noted in the table below, since 2010 the Company has principally selected initial ultimate loss picks that have proven to be deficient over time.

(In thousands)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$37,708	$36,204	$35,976	$36,340	$38,795	$41,898	$40,702	$41,044	$44,711	$45,806
Cumulative amount of liability paid through:
One year later	12,926	12,194	12,226	12,442	14,156	17,892	17,089	17,145	17,430
Two years later	22,003	21,128	20,870	22,678	27,092	29,255	26,911	28,271
Three years later	28,749	27,235	27,520	30,071	34,999	35,761	34,575	—
Four years later	32,561	31,167	32,086	33,841	38,207	39,289	—	—
Five years later	34,429	33,183	34,070	35,421	39,762	—	—	—
Six years later	35,563	34,180	34,845	36,296	—	—	—	—
Seven years later	36,013	34,555	35,112	—	—	—	—	—
Eight years later	36,245	34,698	—	—	—	—	—	—
Nine years later	36,336	—	—	—	—	—	—	—
Liability estimated after:
One year later	36,699	35,553	35,151	36,698	38,305	40,623	39,915	42,545	44,845
Two years later	36,840	35,763	35,545	36,210	39,813	42,365	41,846	44,202	—
Three years later	37,170	36,083	35,418	36,914	41,826	42,508	43,290	—	—
Four years later	37,211	35,544	36,215	37,464	41,631	43,328	—	—	—
Five years later	36,627	35,377	35,972	37,172	41,808	—	—	—	—
Six years later	36,645	35,051	35,708	37,265	—	—	—	—	—
Seven years later	36,541	34,956	35,593	—	—	—	—	—	—
Eight years later	36,541	34,923	—	—	—	—	—	—	—
Nine years later	36,521	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)
Gross liability - end of year	56,012	51,432	54,623	57,334	64,618	61,054	52,817	51,074	51,447	56,838
Reinsurance recoverable	18,304	15,228	18,647	20,994	25,823	19,156	12,115	10,030	6,736	11,036
Net liability - end of year	37,708	36,204	35,976	36,340	38,795	41,898	40,702	41,044	44,711	45,802
Gross reestimated liability - latest	55,353	51,870	56,261	58,707	68,449	60,926	53,782	51,429	52,601
Reestimated reinsurance recoverables - latest	18,832	16,947	20,668	21,442	26,641	17,598	10,492	7,227	7,756
Net reestimated liability - latest	36,521	34,923	35,593	37,265	41,808	43,328	43,290	44,202	44,845
Gross cumulative redundancy (deficiency)	659	(438)	(1,638)	(1,373)	(3,831)	128	(965)	(355)	(1,154)

~  14  ~

 Investments

Our investments in debt are classified as available for sale (AFS) and are carried at fair value with unrealized gains and losses reflected as a component of comprehensive earnings and equity net of deferred taxes. Our investment in equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings effective January 1, 2019. Prior to January 1, 2019, the accounting for subsequent changes in fair value of equity securities was consistent with the treatment of AFS unrealized gains and losses. The goal of our investment activities is to complement and support our overall mission. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile.

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

Our investment portfolio is managed by two independent third party firms.

The following table sets forth information concerning our investments in available for sale (AFS) securities, as of December 31:

	2019
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$800	$800
MBS/ABS/CMBS	33,803	34,291
Corporate	39,442	41,915
Municipal	14,303	15,082
Total AFS securities	$88,348	$92,088

~  15  ~

	2018
(In thousands)	Cost or Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,349	$1,329
MBS/ABS/CMBS	34,372	33,799
Corporate	37,383	37,367
Municipal	16,148	16,486
Total fixed maturity securities	89,252	88,981
Equity securities
Common stocks	13,573	11,843
Total equity securities[1]	13,573	11,843
Total AFS securities	$102,825	$100,824

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

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P), as of December 31:

	2019		2018
Rating[1]	Estimated Fair Value (In thousands)	Percent of Total[2]	Estimated Fair Value (In thousands)	Percent of Total[2]
AAA	$25,508	27.7%	$21,178	23.8%
AA	22,838	24.8%	27,317	30.7%
A	29,284	31.8%	26,872	30.2%
BBB	13,905	15.1%	12,457	14.0%
BB	553	0.6%	1,157	1.3%
Total	$92,088	100.0%	$88,981	100.0%

[1]The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

[2]Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities, as of December 31, 2019. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$3,228	$3,245
One through five years	18,957	19,739
Five through ten years	15,092	16,340
Greater than ten years	17,268	18,473
MBS/ABS	33,803	34,291
Total debt securities	$88,348	$92,088

[1]Debt securities are carried at fair value in our financials statements

At December 31, 2019, the average maturity of our fixed maturity investment portfolio was 7.78 years and the average duration was 5.06 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

~  16  ~

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

Our average cash and invested assets, net investment income and return on average cash and invested assets, for the years ended December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Average cash and invested assets	$113,802	$110,610
Net investment income	3,185	2,890
Return on average cash and invested assets	2.8%	2.6%

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns a “B++” (Good) rating to ICC. This rating is the fifth highest out of 15 rating classifications. The next rating evaluation by A.M. Best is occurring on April 14, 2020 and therefore the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated “B++” are considered by A.M. Best to have “a good ability to meet their ongoing insurance obligations.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

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

In its ratings report on ICC, A.M. Best stated that ICC’s rating reflected ICC’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its adequate operating performance, limited business profile and appropriate enterprise risk management. A.M. Best also stated that ICC’s balance sheet reflects the company’s strongest level of risk-adjusted capitalization, as measured by Best’s Capital Adequacy Ratio (BCAR), its favorable underwriting leverage measures compared with the commercial casualty composite averages, and its conservative reserving practices. A.M. Best has assigned the Parent Company’s outlook to the Issuer Credit Rating as stable.

~  17  ~

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

Despite significant competition, we believe we continue to maintain strong market share.

	Number of Eating and Drinking Places in 2019	Number of Locations Insured by ICC at December 31, 2019	Approximate Market Share (%)
Colorado	12,031	458	3.8%
Illinois	25,488	2,593	10.2%
Iowa	6,285	1,492	23.7%
Indiana	12,196	690	5.7%
Kansas	5,328	77	1.4%
Michigan[1]	16,543	201	1.2%
Minnesota	10,681	1,099	10.3%
Missouri	11,200	1,113	9.9%
Ohio	22,547	467	2.1%
Wisconsin	12,796	309	2.4%
Total	135,095	8,499	6.3%

Source: National Restaurant Association; ICC

1We began accepting business in Michigan in 2018

Employees

As of December 31, 2019, we had 99 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

~  18  ~

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

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2019, 2018 and 2017, ICC did not receive inquiries from regulators on results for any of the IRIS tests.

~  19  ~

Enterprise Risk Assessment

In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In addition, in 2012 the NAIC adopted the Own Risk Solvency Assessment (ORSA) Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although ICC is exempt from ORSA because of its size, we have incorporated elements of ORSA, that we believe constitute “best practices”, into our annual internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2019 and 2018, we incurred  $29,000 and recovered $38,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

~  20  ~

Federal Regulation

The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office which is authorized to study, monitor and report to Congress on the insurance industry and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.

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

Terrorism Risk Insurance Act of 2002

In January 2015, Congress passed the Terrorism Risk Insurance Program Reauthorization Act of 2015, which amended and extended the Terrorism Insurance Program through December 31, 2020. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 81% of covered terrorism losses exceeding a prescribed deductible. Under the new law, the government’s percentage of compensation for losses will be reduced during each program year by 1% until it equals 80%. The act limits an insurer’s exposure to certified terrorist acts (as defined by the Act) to the prescribed deductible amount. The insurance industry’s aggregate deductible is $37.5 billion in 2020. Each insurer’s deductible is capped at 20% of the insurer’s direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

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

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2019, the amount available for payment of dividends by ICC in 2020 without the prior approval of the Illinois Department of Insurance is approximately $5.5 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

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

Approval of the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In Illinois, the acquisition of 10% or more of the outstanding voting securities of an insurer or its holding company is presumed to be a change in control. Illinois law also prohibits any person or entity from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of an Illinois insurer if, after the acquisition, the person or entity would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with an Illinois insurer, unless the offer, request, invitation, acquisition, effectuation or attempt has received the prior approval of the Illinois Department of Insurance.

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

ICC holds a financial strength rating of “B++” (Good) by A.M. Best, the fifth highest rating out of 15 rating classifications. Our upcoming evaluation by A.M. Best will occur on April 14, 2020, with the ratings from this evaluation being released thereafter. Our most recent prior evaluation occurred on March 27, 2019, when A.M. Best assigned its outlook as stable for ICC’s issuer credit rating, and affirmed its financial strength rating of “B++” and affirmed its issuer credit rating of “bbb+”. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings is an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See Item 1. Business — A.M. Best Rating.

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

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment gains of $1.2 million and $960,000 for the years ended December 31, 2019 and December 31, 2018, respectively. Our investments will be subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information About Market Risk.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  As a result, economic uncertainties have arisen which could impact the Company’s investment performance.  The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, as well as the impact on our policyholders, employees, and vendors, all of which are uncertain and cannot be predicted.  The related financial impact cannot be reasonably estimated at this time.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

For the year ended December 31, 2019, approximately 26.1% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

~  24  ~

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

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2019, we ceded 15.8% of our direct written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A” (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

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

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. We had two producers that were responsible for more than 5% of our direct premiums written. One producer accounted for $3.33 million or approximately 5.34% of our direct premiums written in 2019 and second producer accounted for $3.29 million or approximately 5.26% of our direct premiums written in 2019. No other producer accounted for more than 5% of our 2019 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

Our revenues may fluctuate with our investment results and changes in interest rates.

Our investment portfolio contains a significant amount of fixed income securities. The fair values of these invested assets fluctuate depending upon economic conditions, particularly changes in interest rates. We may not be able to prevent or minimize the negative impact of interest rate changes. Additionally, unforeseen circumstances may force us to sell certain of our invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would reduce our net earnings.

The March 2020 COVID-19 outbreak has created economic uncertainties which could impact the Company’s operations and financial position.  The extent of the impact of COVID-19 on the Company’s revenues and investment portfolio will depend on certain developments, including the duration and spread of the outbreak, as well as the impact on our policyholders, employees, and vendors, all of which are uncertain and cannot be predicted.  The related financial impact cannot be reasonably estimated at this time.

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

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. For the year ended December 31, 2019, approximately 26.1% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

~  26  ~

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

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the liquor liability sector of the insurance industry, replacing key employees in that line of our business could be challenging. Our key officers include: Arron K. Sutherland, our President and Chief Executive Officer, Michael R. Smith, our Vice President – Chief Financial Officer, Norman D. Schmeichel, our Vice President – Chief Information Officer, Howard J. Beck, our Vice President – Chief Underwriting Officer, Julia B. Suiter, our Chief Legal Officer, and Kathleen S. Springer, our Chief Human Resources Officer. These key officers have an average of more than 20 years of experience in the property and casualty insurance industry.

We do not have agreements not to compete or employment agreements with our employees, except for our employment agreement with Mr. Sutherland and change in control agreements with certain officers, including Messrs. Smith, Schmeichel, and Beck, and Mesdames Suiter and Springer. Each of our employment agreement with Mr. Sutherland and change in control agreements has change of control provisions that provide for certain payments and the continuation of certain benefits in the event such officer is terminated without cause or such officer voluntarily quits for good reason after a change in control.

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

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015, is effective through December 31, 2020. Prior to the act, insurance coverage from private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States and that exceed $180 million for calendar year 2019 will be reimbursed by the federal government subject to a limit of $100 billion in any year, which loss trigger increases each year by $20 million until it reaches $200 million in 2020 and any calendar year thereafter. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year. Our deductible is approximately $12.51 million for 2020. For losses in excess of the deductible, the federal government will reimburse 81% of the insurer’s loss, up to the insurer’s proportionate share of the $100 billion. Such reimbursement percentage will be reduced by one percentage point each year until it reaches 80% in 2020.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2019, we participated in mandatory pooling arrangements in four states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as applicable to emerging growth companies, which requires management to assess the effectiveness of internal controls. As described in Item 9A of Part II of this Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2019. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

~  30  ~

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

In addition, these investors are restricted from buying or selling shares of our common stock pursuant to their respective investment agreements and, in some cases, by restrictions under applicable securities laws. For three years following the closing, each of the investors are generally prohibited from selling any shares of our common stock. Effective March 2020, the third anniversary of the closing date, subject to our right of first refusal in favor of us, each investor is authorized to sell no more than six and one-quarter percent (6-1/4%) of the number of shares purchased at the closing of the offering every ninety days. Upon the occurrence of a death or disability of R. Kevin Clinton, no more than six and one-quarter percent (6-1/4%) of the number of shares purchased at the closing of the offering by R. Kevin Clinton and certain other purchasers who together purchased 800,000 shares of our common stock every ninety days by their trusts, estate or spouse could be sold beginning, unless an earlier date has been approved by a majority of the members of our board of directors other than R. Kevin Clinton or his replacement on our board of directors, (a) one year following such occurrence, if such event occurs during the first year following the closing date, (b) six months following such occurrence, if such event occurs during the second year following the closing date, or (c) following such occurrence, if such event occurs during the third year following the closing date. Until the expiration of the standstill provision discussed below, each investor is restricted from buying any shares of our common stock other than those acquired pursuant to their respective investment agreements and pursuant to their respective preemptive right thereunder. As a result, the liquidity of our common stock relative to what it would have been had these shares been purchased by other investors may be reduced.

For so long as an investor beneficially owns two percent (2.0%) or more of the issued and outstanding shares of our common stock, these standstill provisions will continue until the earliest of (a) the seventh anniversary of the closing of the offering, or (b) the date on which ICC Holdings includes a balance sheet in a filing with the SEC in which its “adjusted shareholders’ equity” at the end of such fiscal quarter is less than 85% of the “starting shareholders’ equity”. We received gross proceeds of $29.1 million in the offering, using information as of December 31, 2019 as the starting shareholders’ equity, the adjusted shareholders equity would have to be $9.5 million lower in order to trigger a termination of the standstill provisions. Following the expiration of the standstill and other provisions, if these investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

~  31  ~

Our Employee Stock Option Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

As of December 31, 2019, our ESOP holds 10.6% of our outstanding shares of common stock, with such shares acquired with funds borrowed from us prior to the expiration of our IPO. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was $3.5 million. The loan will be repaid over a fifteen year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

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

The costs associated with the grant of restricted stock awarded under the stock-based incentive plan will be recognized and expensed over the vesting period of the award at the fair market value of the shares on the date they are awarded. The costs associated with the grant of restricted stock unit awards to be settled in cash will similarly be recognized and expensed over their vesting period at the fair market value of the shares on the date they are awarded. However, unlike awards of restricted stock, the fair market value will be remeasured on a quarterly basis until the award vests or is otherwise settled. Therefore, in addition to reducing our net earnings by recording this compensation and benefit expense, increases in our stock price will increase this expense for restricted stock unit awards settled in cash, thereby further reducing our net earnings.

Finally, accounting rules require companies to recognize as compensation expense the award-date fair value of stock options. This compensation expense will be recognized over the appropriate service period. When we record an expense for the award of options using the fair value method, we will incur significant compensation and benefits expense, which will reduce our net earnings.

The valuation of our common stock in the initial public offering is not necessarily indicative of the future price of our common stock, and the price of our common stock may decline.

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

~  32  ~

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

In order to remain listed on the NASDAQ Capital Market, we must meet certain minimum requirements for our shareholders’ equity, net earnings, the market value and number of publicly held shares, the number of shareholders, and the market price of our stock. In addition, we must have up to four market makers making a market in our stock under certain continued listing standards. Delisting from the NASDAQ Capital Market may adversely affect the market price for our stock and reduce the liquidity of our common stock, and therefore, make it more difficult for a shareholder to sell our stock. For more information regarding the reduced liquidity as a result of our agreements with the investors, see  Item 1A. Risk Factors—Risks Related to the Ownership of Our Common Stock — A small number of shareholders will collectively own a substantial portion of our common stock and voting power, and, because of restrictions on their ability to buy or sell our shares, our public float will be limited.

~  34  ~

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 225 20th Street, Rock Island, Illinois. We own this approximately 24,000 square foot facility. We also own and operate investment property comprising of 67 apartment rental units located in Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa.

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
•

the potential impact on our reported net earnings that could result from the adoption of future auditing or accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ICCH.” As of March 6, 2020, there were approximately 155 registered holders of the Company’s common stock. A substantially greater number of holders of the Company's common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The following table provides information related to equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	24,771	—	(1)	325,229
Equity compensation plans not approved by security holders	—	—		—
Total	24,771	—		325,229

(1)

All awards under the ICC Holdings, Inc. Executive Discretionary Bonus Program are in the form of restricted stock units. Accordingly, they were not included in calculating the weight-average exercise price because shares of common stock will be issued for no consideration.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so under Pennsylvania and Illinois law. For more information, see Item 1. Business – Regulation – Dividends. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends on our common stock in the foreseeable future.

~  38  ~

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
October 1 – October 31, 2019	—	$—	—	$2,897,144
November 1 – November 30, 2019	1,750	13.71	1,750	2,873,151
December 1 – December 31, 2019	1,440	13.71	1,440	$2,853,409
Total	3,190	$13.71	3,190

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.

(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

~  39  ~

Item 6. Selected Financial Data

The following tables include selected financial data derived from the audited consolidated financial statements of the Company for the years ended and as of December 31, 2019, 2018 and 2017. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this report.

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

These historical results are not necessarily indicative of future results.

	At or for the twelve months ended December 31,
(In thousands)	2019	2018	2017
Statement of Earnings Data:
Direct premiums written	$62,983	$61,125	$53,670
Net premiums written	$53,235	$50,013	$45,987
Net premiums earned	$52,842	$47,117	$44,213
Net investment income	3,185	2,890	2,632
Net realized investment gains	1,200	960	1,008
Net unrealized gains on equity securities	2,351	-	-
Other (loss) income	(53)	196	325
Consolidated revenue	$59,525	$51,163	$48,178
Expenses:
Losses and settlement expenses	$33,715	$31,262	$29,010
Amortization of deferred acquisition costs	10,395	8,396	7,561
Underwriting and administrative expense	9,625	9,819	9,747
Other expenses	708	687	780
Total expenses	$54,443	$50,164	$47,098
Earnings before income taxes	$5,082	$999	$1,080
Income tax expense	787	106	372
Net earnings	$4,295	$893	$708

~  40  ~

	At or for the years ended December 31,
(In thousands)	2019	2018	2017
Balance Sheet Data:
Total investments and cash	$118,395	$109,210	$112,010
Premiums receivable, net of allowance	22,369	21,404	19,014
Reinsurance receivable	11,036	6,736	10,030
Total assets	163,004	150,283	152,335
Unpaid loss and settlement expenses	56,838	51,447	51,074
Unearned premiums	30,393	29,973	26,556
Total liabilities	96,662	91,690	88,234
Equity	66,342	58,593	64,101
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	63.80%	66.35%	65.61%
Expense ratio[2]	37.89%	38.66%	39.15%
Combined ratio[3]	101.69%	105.01%	104.76%
Return on average equity	6.88%	1.46%	1.45%
Statutory Data:
Statutory net income	$3,038	$1,206	$1,316
Statutory surplus	55,357	50,552	50,772
Ratio of net premiums written to statutory surplus	96.17%	98.93%	90.57%

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

~  41  ~

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

For the year ended December 31, 2019, we had direct written premiums of $63.0 million, net premiums earned of $52.8 million, and net earnings of $4.3 million. For the year ended December 31, 2018, we had direct premiums written of $61.1 million, net premiums earned of $47.1 million, and net earnings of $0.9 million. At December 31, 2019, we had total assets of $163.0 million and equity of $66.3 million. At December 31, 2018 we had total assets of $150.3 million and equity of $58.6 million.

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

~  42  ~

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

Loss and settlement expenses

Loss and settlement expenses represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending and adjusting claims.

Amortization of deferred policy acquisition costs and other operating expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses. Variable policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with, and are primarily related to, the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Fixed policy acquisition costs, referred to herein as underwriting and administrative expenses are expensed as incurred. These costs include salaries, rent, office supplies, and depreciation. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses.

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

We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and settlement expenses, underwriting expenses and combined ratios. We also measure profitability by examining underwriting income (loss) and net earnings (loss).

Loss and settlement expense ratio

The loss and settlement expense ratio is the ratio (expressed as a percentage) of loss and settlement expenses incurred to premiums earned. We measure the loss ratio on an accident year and calendar year loss basis to monitor underwriting profitability. An accident year loss ratio measures loss and settlment expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and settlement expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

~  43  ~

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

Net earnings (loss) and return on average equity

We use net earnings (loss) to measure our profit and return on average equity to measure our effectiveness in utilizing equity to generate net earnings. In determining return on average equity for a given year, net earnings (loss) is divided by the average of the beginning and ending equity for that year.

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

Investments

Available-for-Sale Securities—Debt securities are classified as available-for-sale (AFS) and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and policyholders’ equity, net of deferred income taxes.

Equity Securities—Equity securities include common stock, mutual funds, and non-redeemable preferred stock. Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings effective January 1, 2019. Prior to January 1, 2019, the accounting for subsequent changes in fair value of equity securities was consistent with the treatment of AFS unrealized gains and losses.

Other-Than-Temporary Impairment—Under current accounting standards, an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered by circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the

~  44  ~

security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. Impairment losses result in a reduction of the underlying investment’s cost basis.

The Company regularly evaluates its fixed income securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

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

•	The probability that the Company will recover the entire amortized cost basis of the fixed income securities prior to maturity, or
•	The ability and intent to hold fixed income securities until maturity.

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

~  45  ~

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

~  46  ~

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

~  47  ~

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains  (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2019, 2018, and 2017.

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

~  48  ~

The major components of operating revenues and net earnings (loss) are as follows:

	For the Twelve-Months Ended
	December 31,
(In thousands)	2019	2018
Revenues
Total premiums earned	$52,842	$47,117
Investment income, net of investment expense	3,185	2,890
Realized investment gains, net	1,200	960
Net unrealized gains on equity securities	2,351	-
Other (loss) income	(53)	196
Total revenues	$59,525	$51,163
Summarized components of net earnings
Underwriting (loss)¹	$(893)	$(2,360)
Investment income, net of investment expense	3,185	2,890
Realized investment gains, net	1,200	960
Net unrealized gains on equity securities	2,351	-
Other (loss) income	(53)	196
General corporate expenses	580	546
Interest expense	129	141
Earnings, before income taxes	5,081	999
Income tax expense	787	106
Net earnings	$4,294	$893
Total other comprehensive earnings (loss)	3,169	(3,808)
Comprehensive earnings (loss)	$7,463	$(2,915)

1Calculated by subtracting the sum of loss and settlement expenses (2019  - $33,715 and 2018  - $31,262) and policy and acquisistion costs and other operating expenses (2019 - $20,020 and 2018 - $18,215) from net premiums earned (2019 -$52,842 and 2018 - $47,117).

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Premiums

Direct premiums written increased by $1,858,000, or 3.0%, primarily from organic growth including the impact of recent geographical expansion efforts from 2018 to 2019, while net written premium increased by $3,222,000, or 6.4%, during the same period. Net premiums earned grew by $5,725,000, or 12.2%

For the years ended December 31, 2019, and 2018, we ceded to reinsurers $9,925,000 and $10,759,000 of earned premiums, respectively. Ceded earned premiums as a percent of direct premiums written were 15.8% in 2019, and 17.6% in 2018.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $249,000, or 127.0%, in 2019 as compared to 2018 primarily as a result of an increase in premiums written off.

~  49  ~

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	33,564	29,762
Prior years	151	1,500
Total incurred	33,715	31,262
Deduct: Loss and settlement expense payments for claims incurred:
Current year	15,285	10,450
Prior years	17,339	17,145
Total paid	32,624	27,595
Net unpaid losses and settlement expense - end of the period	45,802	44,711
Plus: Reinsurance recoverable on unpaid losses	11,036	6,736
Gross unpaid losses and settlement expense - end of the period	$56,838	$51,447

Differences from the initial reserve estimates emerged as changes in the ultimate loss estimates were updated through the reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is updated until all claims in a defined set are settled. As a small specialty insurer with a niche product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While management attempts to identify and react to systematic changes in the loss environment, management must also consider the volume of experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

For calendar year 2019, the Company experienced slightly adverse development relative to prior years’ reserve estimates in its casualty line of business primarily from the 2015 and 2016 accident years. Adverse development in Liquor Liability and Business Liability was partially offset by favorable development in Workers’ Compensation.

For calendar year 2018, the Company experienced adverse development relative to prior years’ reserve estimates in its casualty line of business primarily from the 2016 accident year. Adverse development in Business Liability was partially offset by favorable development in Liquor Liability and Workers’ Compensation.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,805,000, or 9.9%.  The primary drivers include restructured 2019 reinsurance contracts to eliminate all ceding commissions on primary excess of loss contracts and increased health care costs. The reinsurance change increases the Company’s overall net earned premiums by the same amount as the decrease in ceding commission.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other expenses.

Our expense ratio decreased 77 basis points from 38.66% to 37.89% for the year ended December 31, 2019 as compared to 2018.

~  50  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $34,000, or 6.2%, in 2019 as compared to 2018.

Investment Income

Our investment portfolio was comprised of 86.4% and 88.3% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2019 and 2018, respectively. The remainder of the portfolio is comprised of rental real estate, and common stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income increased by $295,000 for the year ended December 31, 2019 as compared to 2018. The growth in net investment income for the twelve months ended December 31, 2019, was driven by increased book yield and an increase in net asset value for much of the period. Average invested assets for 2019 were $113,802,000 compared to $110,610,000 for 2018, an increase of $3,192,000, or 2.9%.

For additional information, see Item 1. Business — Investments above.

Interest Expense

Interest expense decreased to $129,000 for the year ended December 31, 2019 from $141,000 for the year ended December 31, 2018 as a result of paying off the debt related to the sale leaseback arrangements in the first quarter of 2018.

Income Tax Expense

We reported income tax expense of $787,000 in 2019, as compared to $106,000 in 2018. Total income tax expense increased in 2019 due to the increase in earnings before income taxes in 2019 compared to 2018.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  51  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	December 31,	December 31,
	2019	2018
(In thousands)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $88,348 at 12/31/2019	$92,087	$88,981
and $89,253 at 12/31/2018)
Common stocks at fair value	14,449	11,844
Other invested assets	878	154
Property held for investment, at cost, net of accumulated depreciation of	4,354	3,586
$332 at 12/31/2019 and $223 at 12/31/2018
Cash and cash equivalents	6,627	4,645
Total investments and cash	118,395	109,210
Accrued investment income	646	648
Premiums and reinsurance balances receivable, net of allowances for	22,369	21,404
uncollectible amounts of $100 at 12/31/2019 and $50 at 12/31/2018
Ceded unearned premiums	823	796
Reinsurance balances recoverable on unpaid losses and settlement	11,036	6,736
expenses, net of allowances for uncollectible amounts of
$0 at 12/31/2019 and 12/31/2018
Income taxes - current	193	847
Income taxes - deferred	—	1,021
Deferred policy acquisition costs, net	5,269	5,247
Property and equipment, at cost, net of accumulated depreciation of	3,033	3,333
$5,620 at 12/31/2019 and $5,099 at 12/31/2018
Other assets	1,240	1,041
Total assets	$163,004	$150,283

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$56,838	$51,447
Unearned premiums	30,393	29,973
Reinsurance balances payable	375	993
Corporate debt	3,475	3,485
Accrued expenses	4,217	4,536
Income taxes - deferred	39	—
Other liabilities	1,325	1,256
Total liabilities	96,662	91,690

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,147)	(3,000)
Additional paid-in capital	32,703	32,505
Accumulated other comprehensive earnings (loss), net of tax	2,954	(1,581)
Retained earnings	36,609	33,681
Less: Unearned ESOP shares at cost[3]	(2,812)	(3,047)
Total equity	66,342	58,593
Total liabilities and equity	$163,004	$150,283

1 Par value $0.01; authorized: 2019 - 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 - 3,500,000 and 2018 – 3,500,000 shares; outstanding: 2019 - 3,014,941 and 2018 – 2,992,734 shares.

2  2019 – 203,811 shares and 2018 – 196,721 shares

3 2019 – 281,248 shares and 2018 – 304,685 shares

~  52  ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2019	2018
Case reserves	$24,370	$23,500
IBNR reserves	21,432	21,211
Net unpaid losses and settlement expense	45,802	44,711
Reinsurance recoverable on unpaid loss and settlement expense	11,036	6,736
Reserves for unpaid loss and settlement expense	$56,838	$51,447

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2019 and 2018.

As of December 31, 2019

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$18,406	$18,249	$36,655
Property	2,706	(178)	2,528
Other	3,258	3,361	6,619
Total net reserves	24,370	21,432	45,802	$41,371	$47,312
Reinsurance recoverables	4,488	6,548	11,036	11,067	15,046
Gross reserves	$28,858	$27,980	$56,838	$52,438	$62,358

As of December 31, 2018

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$17,767	$17,604	$35,371
Property	3,097	92	3,189
Other	2,636	3,515	6,151
Total net reserves	23,500	21,211	44,711	$39,716	$45,420
Reinsurance recoverables	3,324	3,412	6,736	5,076	7,362
Gross reserves	$26,824	$24,623	$51,447	$44,792	$52,782

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however, actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

•	historical industry development experience in our business line;
•	historical company development experience;

~  53  ~

•	the impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;
•	changes in our internal claims processing policies and procedures; and
•	trends and risks in claim costs, such as risk that medical cost inflation could increase.

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the years ended December 31, 2019 and 2018, we experienced adverse development of $151,000 and $1,500,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2018 at $44,711,000. As of December 31, 2019, that amount was re-estimated at $44,862,000, which is $151,000, or 0.3%, higher than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (9.8)% to 3.2%. As shown in the table below, since 2014 the variance in our originally estimated accident year loss reserves has ranged from (11.4)% deficient to 8.8% redundant as of December 31, 2019.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2014	2015	2016	2017	2018
As originally estimated	$22,267	$24,293	$25,619	$29,801	$29,762
As estimated at December 31, 2019	24,798	22,144	25,237	29,583	28,236
Net cumulative (deficiency) redundancy	$(2,531)	$2,150	$383	$218	$1,526
% (deficiency) redundancy	(11.4)%	8.8%	1.5%	0.7%	5.1%

~  54  ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2019		2018
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$41,371	5.3%	$39,716	6.7%
Recorded	45,802	0.0%	44,711	0.0%
High End	47,312	(1.8)%	45,420	(1.0)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of December 31, 2018, the loss and settlement expense reserves would increase by $1.5 million before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2019 by $1.2 million. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2018, the net loss and settlement expense reserves at December 31, 2019 would be reduced by $4.4 million with corresponding increases in net earnings and equity of $3.5 million.

Investments

Debt securities are classified as available-for-sale (AFS) and reported at fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our AFS investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings effective January 1, 2019. Prior to January 1, 2019, the accounting for subsequent changes in fair value of equity securities was consistent with the treatment of AFS unrealized gains and losses. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio increased about $2.5 million from a loss of $17,213 at the end of 2018 to a gain of $2,472,104 at the end of 2019. This sharp increase in unrealized gains was driven by two factors. First was the drop in Treasury rates where 5 year and 10 year Treasury rates dropped about 80 bps in 2019 which helped drive prices up in all bonds, including Corporates. The second factor was tightening spreads. In 2019, the Corporate spreads tightened, on average, over 50 bps.

Municipal Bonds

The net unrealized gain in the Municipal portfolio increased from $338,226 at the end of 2018 to $778,415 at the end of 2019, an increase of $440,189.  This increase was driven by the drop in Treasury rates.  Throughout 2019, Treasury rates dropped across the curve, with the 5 year Treasury rate dropping 82 bps and the 10 year Treasury rate dropping 77 bps.  This helped drive prices up on all bonds, including Municipals.

~  55  ~

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$699	$(1)	$699	$(1)
MBS/ABS/CMBS	6,399	(22)	5,057	(31)	11,456	(53)
Corporate	1,397	(9)	—	—	1,397	(9)
Municipal	1,969	(30)	—	—	1,969	(30)
Total temporarily impaired debt securities available for sale	$9,765	$(61)	$5,756	$(32)	$15,521	$(93)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,329	$(20)	$1,329	$(20)
MBS/ABS/CMBS	16,891	(149)	11,956	(459)	28,847	(608)
Corporate	14,304	(246)	5,745	(147)	20,049	(393)
Municipal	3,070	(30)	839	(30)	3,909	(60)
Total fixed maturities	34,265	(425)	19,869	(656)	54,134	(1,081)
Common stocks[1]	8,188	(2,136)	—	—	8,188	(2,136)
Total temporarily impaired available for sale securities	$42,453	$(2,561)	$19,869	$(656)	$62,322	$(3,217)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

The unrealized losses as of December 31, 2019 and 2018 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

There were no other-than-temporary impairment losses recognized in net earnings during the year ended December 31, 2019. For the year ended December 31, 2018, the Company incurred $16,000 of OTTI losses on three common stock securities that were impaired during the fourth quarter of 2018. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

~  56  ~

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

The fair value estimates of our investments provided by the independent pricing service at December 31, 2019 and December 31, 2018, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2019 and 2018, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2019 and December 31, 2018, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Deferred acquisition costs	$5,269	$5,247
Unearned premium reserves	30,393	29,973

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

~  57  ~

We had a  net deferred tax liability of $39,000 and a net deferred tax asset of  $1.0 million at December 31, 2019 and 2018, respectively. A valuation allowance is required to be established for any portion of the deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2019 and 2018, we had no valuation allowance with respect to our deferred tax asset.

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

As of December 31, 2019 and 2018, we had no material unrecognized tax benefits or accrued interest and penalties. Periods still subject to Internal Revenue Service (IRS) audit include 2016 through current year. There are currently no open tax exams.The tax return related to the year ended December 31, 2019 has not yet been filed.

Other Assets

As of December 31, 2019 and 2018, other assets totaled $1.2 million and $1.0 million, respectively. The increase in other assets primarily relates to an increase in the Corporate Owned Life Insurance asset value as of December 31, 2019 compared to the same period of 2018.

Outstanding Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65% and the Company pledged stock and $1.0 million of marketable assets as collateral for the loan. As of December 31, 2019 and 2018, outstanding debt balances totaled $3,475,000 and $3,485,000, respectively.

In response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections.

Revolving Line of Credit

The company has borrowing capacity up to approximately $33 million in the aggregate from its membership with FHLBC. We also maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 5, 2020. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the year ended December 31, 2019 and December 31, 2018. There are no financial covenants governing this agreement.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $289,000 to the ESOP during the fourth quarter of 2019. The Company contributed $289,000 to the ESOP during the fourth quarter of 2018.

~  58  ~

A compensation expense charge is booked monthly during each year for the shares commited to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2019, we recognized compensation expense of $324,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2019. Of the 23,437 shares committed to be released, 1,991 shares were committed on December 31, 2019 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2019. For the year ended December 31, 2018, we recognized compensation expense of $356,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2018. Of the 23,437 shares committed to be released, 1,867 shares were committed on December 31, 2018 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2018. The fair value of the unearned ESOP shares as of December 31, 2019 and December 31, 2018 was $3,963,000 and $4,159,000, respectively.

Restricted Stock Units

RSUs were granted for the first time in February 2018 with additional RSUs being granted in March 2019. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of December 31, 2019 13,071 and 11,700 RSUs have been granted at a fair market value of $13.70 and $15.10, respectively. As of December 31, 2018, 11,700 RSUs have been granted at a fair market value of $15.10 per share. We recognized $108,000 and $51,000 of expense on these units in the twelve months ended December 31, 2019 and 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $197,000 and $126,000 as of  December 31, 2019 and 2018, respectively, which is recognized over the remainder of the three-year vesting periods.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  As a result, economic uncertainties have arisen which could impact the Company’s operations and its financial position.  The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, as well as the impact on our policyholders, employees, vendors, and investment portfolio all of which are uncertain and cannot be predicted.  The related financial impact cannot be reasonably estimated at this time.

In response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections.  The Company has borrowing capacity up to approximately $33 million in the aggregate from the FHLBC. In addition to both operational funding and the recent loan proceeds, we maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. The Company’s access to readily available funds is expected to sufficiently support the Company’s operational needs.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the years ended December 31, 2019 and 2018 were as follows:

	Twelve Months Ended December 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$2,532	$5,773
Net cash used in investing activities	(394)	(4,151)
Net cash used in financing activities	(156)	(3,855)
Net increase (decrease) in cash and cash equivalents	$1,982	$(2,233)

~  59  ~

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

The amount available for payment of dividends from ICC in 2020 without the prior approval of the Illinois Department of Insurance is approximately $5.5 million based upon the insurance company’s 2019 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

The following table summarizes, as of December 31, 2019, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$56,838	$19,556	$20,430	$11,453	$5,399
Debt obligations	3,902	138	3,764	—	—
Operating lease obligations	445	388	57	—	—
Total	$61,185	$20,082	$24,251	$11,453	$5,399

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

~  60  ~

Item 7A. Quantitative and Qualitative Information about Market Risk

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging interest rate risk, trading or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average maturity of the debt securities in our investment portfolio at December 31, 2019, was 7.78 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

Fluctuations in near-term interest rates could have an impact on our results of operations and cash flows. Certain securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment we may recognize losses.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2019
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(8,638)	$83,450
100 basis point increase	(4,439)	87,649
No change	—	92,088
100 basis point decrease	4,531	96,619
200 basis point decrease	8,500	100,588

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

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.

~  61  ~

Impact of Inflation

Inflation increases our customers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premium levels before the amounts of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. Because inflation has remained relatively low in recent years, financial results have not been significantly affected by it.

~  62  ~

Item 8. Financial Statements and Supplementary Data

~  63  ~

Report of Independent Registered Public Accounting Firm

To the shareholders, board of directors, and audit committee of ICC Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ICC Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, for the year then ended and the related notes and the financial statement schedules listed in Item 15 of the Company’s Form 10-K (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCOAB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Park Ridge, IL

March 30, 2020

~  64  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2019	2018
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $88,348,415 at
12/31/2019 and $89,252,906 at 12/31/2018)	$92,087,572	$88,981,159
Common stocks at fair value	14,448,773	11,843,223
Other invested assets	877,900	154,200
Property held for investment, at cost, net of accumulated depreciation of
$332,218 at 12/31/2019 and $222,825 at 12/31/2018	4,353,713	3,586,273
Cash and cash equivalents	6,626,585	4,644,784
Total investments and cash	118,394,543	109,209,639
Accrued investment income	646,504	648,321
Premiums and reinsurance balances receivable, net of allowances for
uncollectible amounts of $100,000 at 12/31/2019 and $50,000 at 12/31/2018	22,368,526	21,404,344
Ceded unearned premiums	822,818	796,065
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 at 12/31/2019 and 12/31/2018	11,036,170	6,735,964
Income taxes - current	192,559	847,271
Income taxes - deferred	—	1,021,398
Deferred policy acquisition costs, net	5,269,256	5,247,188
Property and equipment, at cost, net of accumulated depreciation of
$5,619,706 at 12/31/2019 and $5,099,090 at 12/31/2018	3,033,348	3,332,810
Other assets	1,239,794	1,040,193
Total assets	$163,003,518	$150,283,193
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$56,838,307	$51,447,440
Unearned premiums	30,392,817	29,972,623
Reinsurance balances payable	374,998	993,004
Corporate debt	3,475,088	3,484,606
Accrued expenses	4,216,988	4,536,218
Income taxes - deferred	39,213	—
Other liabilities	1,324,273	1,256,003
Total liabilities	96,661,684	91,689,894
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,146,576)	(2,999,995)
Additional paid-in capital	32,703,209	32,505,423
Accumulated other comprehensive earnings (loss), net of tax	2,953,936	(1,580,976)
Retained earnings	36,608,750	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,812,485)	(3,046,855)
Total equity	66,341,834	58,593,299
Total liabilities and equity	$163,003,518	$150,283,193

1    Par value $0.01;  authorized: 2019 – 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 – 3,500,000 and 2018 – 3,500,000 shares; outstanding: 2019 – 3,014,941 and 2018  – 2,992,734 shares.

2 2019 – 203,811 shares and 2018 – 196,721 shares

3 2019  – 281,248 shares and 2018  – 304,685 shares

See accompanying notes to consolidated financial statements.

~  65  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings (Loss)

	For the Twelve-Months Ended
	December 31,
	2019	2018
Net premiums earned	$52,841,766	$47,116,961
Net investment income	3,185,153	2,890,266
Net realized investment gains	1,200,765	975,993
Other-than-temporary impairment losses	—	(16,178)
Net unrealized gains on equity securities	2,350,513	—
Other (loss) income	(53,297)	196,649
Consolidated revenues	59,524,900	51,163,691
Losses and settlement expenses	33,714,837	31,262,462
Policy acquisition costs and other operating expenses	20,020,005	18,214,983
Interest expense on debt	128,790	140,877
General corporate expenses	579,708	545,986
Total expenses	54,443,340	50,164,308
Earnings before income taxes	5,081,560	999,383
Income tax expense (benefit):
Current	568,893	(234,037)
Deferred	218,322	340,124
Total income tax expense	787,215	106,087
Net earnings	$4,294,345	$893,296

Earnings per share:
Basic:
Basic net earnings per share	$1.43	$0.29
Diluted:
Diluted net earnings per share	$1.42	$0.29

Weighted average number of common shares outstanding:
Basic	3,008,564	3,119,968
Diluted	3,013,867	3,121,140

Net earnings	$4,294,345	$893,296
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding gains (losses) arising during the period, net of income tax expense (benefit) of $617,319 in 2019
and $(810,701) in 2018	3,393,585	(3,049,791)
Reclassification adjustment for (gains) included in net
income, net of income tax expense of $59,802 in 2019
and $201,561 in 2018	(224,970)	(758,254)
Total other comprehensive earnings (loss)	3,168,615	(3,808,045)
Comprehensive earnings (loss)	$7,462,960	$(2,914,749)

See accompanying notes to consolidated financial statements.

~  66  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2018	$35,000	$—	$(3,281,220)	$32,333,290	$32,787,406	$2,227,069	$64,101,545
Purchase of common stock	—	(2,999,995)	—	—	—	—	(2,999,995)
Net earnings	—	—	—	—	893,296	—	893,296
Other comprehensive (loss), net of tax	—	—	—	—	—	(3,808,045)	(3,808,045)
Restricted stock unit expense	—	—	—	50,662	—	—	50,662
ESOP shares released	—	—	234,365	121,471	—	—	355,836
Balance, December 31, 2018	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of common stock	—	(146,581)	—	—	—	—	(146,581)
Net earnings	—	—	—	—	4,294,345	—	4,294,345
Other comprehensive earnings, net of tax	—	—	—	—	—	3,168,615	3,168,615
Restricted stock unit expense	—	—	—	108,115	—	—	108,115
ESOP shares released	—	—	234,370	89,671	—	—	324,041
Balance, December 31, 2019	$35,000	$(3,146,576)	$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834

1See discussion of Accounting Standards Update 2016-01 adoption in Note 1 - Summary of Significant Accounting Policies

See accompanying notes to consolidated financial statements.

~  67  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve-Month Periods Ended December 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$4,294,345	$893,296
Adjustments to reconcile net earnings to net cash
provided by operating activities
Net realized investment gains	(1,200,765)	(975,993)
Other-than-temporary impairment losses	—	16,178
Net unrealized gains on equity securities	(2,350,513)	—
Depreciation	794,506	733,493
Deferred income tax	218,322	340,124
Amortization of bond premium and discount	257,685	296,050
Stock-based compensation expense	432,156	406,498
Change in:
Accrued investment income	1,817	39,132
Premiums and reinsurance balances receivable	(964,182)	(2,391,082)
Ceded unearned premiums	(26,753)	(521,093)
Reinsurance balances payable	(618,006)	665,521
Reinsurance balances recoverable	(4,300,206)	3,293,870
Deferred policy acquisition costs	(22,068)	(654,773)
Unpaid losses and settlement expenses	5,390,867	373,314
Unearned premiums	420,194	3,417,041
Accrued expenses	(319,230)	262,216
Current federal income tax	654,712	(274,124)
Other	(131,331)	(146,185)
Net cash provided by operating activities	2,531,550	5,773,483
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(26,101,621)	(18,697,057)
Common stocks	(7,563,198)	(16,974,453)
Preferred stocks	—	(140,925)
Other invested assets	(738,300)	(54,200)
Property held for investment	(876,833)	(555,371)
Property and equipment	(444,430)	(497,011)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	27,033,200	16,966,599
Common stocks	8,238,753	11,843,798
Preferred stocks	—	3,927,722
Property and equipment	58,779	30,277
Net cash used in investing activities	(393,650)	(4,150,621)
Cash flows from financing activities:
Repayments of borrowed funds	(9,518)	(854,602)
Purchase of common stock	(146,581)	(2,999,995)
Net cash used in financing activities	(156,099)	(3,854,597)
Net increase (decrease) in cash and cash equivalents	1,981,801	(2,231,735)
Cash and cash equivalents at beginning of year	4,644,784	6,876,519
Cash and cash equivalents at end of period	$6,626,585	$4,644,784
Supplemental information:
Federal income tax recovered	$164,543	$—
Interest paid	128,800	173,053

See accompanying notes to consolidated financial statements.

~  68  ~

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 26.1% and 29.7% of the premium was written in Illinois for the years ended December 31, 2019 and December 31, 2018, respectively. The Company operates as a single segment.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the periods then ended, and the accompanying notes to the consolidated financial statements. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The most significant of these amounts is the liability for unpaid losses and settlement expenses. Other estimates include investment valuation and other-than-temporary impairments (OTTIs), the collectibility of reinsurance balances, recoverability of deferred tax assets, and deferred policy acquisition costs. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Although recorded estimates are supported by actuarial computations and other supportive data, the estimates are ultimately based on expectations of future events. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

C.     INVESTMENTS

AVAILABLE-FOR-SALE SECURITIES

Debt securities are classified as available-for-sale (AFS) and reported at fair value. Unrealized gains and losses on these securities are excluded from net earnings but are recorded as a separate component of comprehensive earnings and shareholders’ equity, net of deferred income taxes.

EQUITY SECURITIES

Equity securities include common stock, mutual funds, and non-redeemable preferred stock. Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings effective January 1, 2019. Prior to January 1, 2019, the accounting for subsequent changes in fair value of equity securities was consistent with the treatment of AFS unrealized gains and losses.

~  69  ~

OTHER-THAN-TEMPORARY IMPAIRMENT

Under current accounting standards, an OTTI write-down of fixed maturity securities, where fair value is below amortized cost, is triggered by circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security in a loss position or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors is recognized in other comprehensive income. Impairment losses result in a reduction of the underlying investment’s cost basis.

The Company regularly evaluates its fixed maturity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

•	The extent to which the fair value is less than cost,
•	The assessment of significant adverse changes to the cash flows on a fixed maturity investment,
•

The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value,

•	The probability that the Company will recover the entire amortized cost basis of the fixed income securities prior to maturity, or
•	The ability and intent to hold fixed maturity securities until maturity.

Quantitative and qualitative criteria are considered to varying degrees depending on the sector the analysis is being performed. The sectors are as follows:

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

Investment Income

Interest on fixed maturities and short-term investments is credited to earnings on an accrual basis. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities. Dividends on equity securities are credited to earnings on the ex-dividend date. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting

~  70  ~

D.     OTHER INVESTED ASSETS

Other invested assets include privately held investments and a promissory note. Other invested assets are carried at face  value and given that there is no readily available market for these to trade in, management believes face value accurately reflects fair value.

E.     PROPERTY HELD FOR INVESTMENT

Property held for investment purposes is initially recorded at the purchase price, which is generally fair value, and is subsequently reported at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the estimated useful life of the building, which we estimate to be 39 years. Income from property held for investment is reported as net investment income.

F.     CASH AND CASH EQUIVALENTS

Cash consists of uninvested balances in bank accounts. Cash equivalents consist of investments with original maturities of 90 days or less, primarily AAA-rated prime and government money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company has not experienced losses on these instruments. We maintain cash balances primarily at one bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. During the normal course of business, balances are maintained above the FDIC insurance limit.

G.     REINSURANCE

Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets instead of being netted with the related liabilities, since reinsurance does not relieve us of our legal liability to our policyholders.

Quarterly, the Company monitors the financial condition of its reinsurers. The Company’s monitoring efforts include, but are not limited to, the review of annual summarized reinsurer financial data and analysis of the credit risk associated with reinsurance balances recoverable by monitoring the A.M. Best and Standard & Poor’s (S&P) ratings. In addition, the Company subjects its reinsurance recoverables to detailed recoverable tests, including an analysis based on average default by A.M. Best rating. Based upon the review and testing, the Company’s policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that the Company may be unable to recover.

H.     POLICY ACQUISITION COSTS

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

~  71  ~

I.     PROPERTY AND EQUIPMENT

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2019 and 2018, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2019	2018
Automobiles	$505,788	$603,046
Furniture and fixtures	457,218	436,568
Computer equipment and software	3,823,416	3,542,339
Home office	3,866,632	3,849,947
Total cost	8,653,054	8,431,900
Accumulated depreciation	(5,619,706)	(5,099,090)
Net property and equipment	$3,033,348	$3,332,810

J.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of both reported and unreported claims and related expenses. The estimates are based on certain actuarial and other assumptions related to the ultimate cost to settle such claims. Such assumptions are subject to occasional changes due to evolving economic, social, and political conditions. All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2019, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

K.     PREMIUMS

Premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage. Unearned premiums are calculated on a daily pro rata basis. A premium deficiency reserve should be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The Company utilizes anticipated investment income as a factor in its premium deficiency calculation.  The Company concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2019 and 2018.

L.     GENERAL CORPORATE EXPENSES

General corporate expenses consist primarily of real estate and occupancy costs, such as utilities and maintenance. These costs do not vary significantly with premium volume but rather with square footage of real estate owned.

M.     INCOME TAXES

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

~  72  ~

The Company considers uncertainties in income taxes and recognizes those in its consolidated financial statements as required. As it relates to uncertainties in income taxes, unrecognized tax benefits, including interest and penalty accruals, are not considered material to the consolidated financial statements. Also, no tax uncertainties are expected to result in significant increases or decreases to unrecognized tax benefits within the next 12-month period. Penalties and interest related to income tax uncertainties, should they occur, would be included in income tax expense in the period in which they are incurred.

ICC is subject to minimal state income tax liabilities. On a state basis, since the majority of income is from insurance operations, the Company pays premium taxes in lieu of state income tax. Premium taxes are a component of policy acquisition costs and calculated as a percentage of gross premiums written.

N.    EMPLOYEE STOCK OWNERSHIP PLAN

The Company recognizes employee stock ownership plan (ESOP) compensation expense ratably during each year for the shares committed to be allocated to participants that year. This expense is determined by the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For purposes of balance sheet disclosures of shares outstanding, the Company includes only the number of ESOP shares that have been committed to be released for the period. For purposes of calculating earnings per share, the Company includes the weighted average ESOP shares committed to be released for the period. The ESOP covers all employees who have worked a minimum of 1,000 hours in the plan year.

O.      EARNINGS PER SHARE

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

P.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized (gains)  losses on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the consolidated statement of earnings, the Company used a  21% tax rate for the years ended December 31, 2019, and 2018. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense (benefit) of $677,121 and $(609,140) for 2019 and 2018, respectively.

The following table presents changes in accumulated other comprehensive earnings (loss) for unrealized gains and losses on available-for-sale securities:

	Year Ended December 31,
	2019	2018
Beginning balance	$(1,580,976)	$2,227,069
Cumulative effect of adoption of ASU 2016-01	1,366,297	-
Adjusted beginning balance	(214,679)	2,227,069
Oher comprehensive earnings (loss) before reclassifications	3,393,585	(3,049,791)
Amount reclassified from accumulated other comprehensive earnings	(224,970)	(758,254)
Net current period other comprehensive earnings (loss)	3,168,615	(3,808,045)
Ending balance	$2,953,936	$(1,580,976)

~  73  ~

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Twelve-Month Period Ended
Details about Accumulated Other	December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2019	2018	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(284,772)	$(975,993)	Net realized investment (gains)
	—	16,178	Other-than-temporary impairment losses
	59,802	201,561	Income tax expense
Total reclassification adjustment, net of tax	$(224,970)	$(758,254)

Q.      ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Financial Instruments – Recognition and Measurement (ASU 2016-01) – This guidance affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements of financial instruments. This update requires equity investments to be measured at fair value with subsequent changes recognized in net earnings, except for those accounted for under the equity method or requiring consolidation. Prior to the effective date of this update, changes in fair value related to available-for-sale (AFS) equity securities were recognized in OCI. We adopted this update effective January 1, 2019. Upon adoption, we recognized a cumulative-effect decrease to beginning retained earnings of $1.4 million and a corresponding increase to accumulated other comprehensive income (AOCI).

R.PROSPECTIVE ACCOUNTING STANDARDS

The dates presented below represent the implementation dates for the Company. The Company’s status as an Emerging Growth Company could delay the required adoption of each of these standards.

~  74  ~

Financial Instruments Credit Losses (ASU 2018-19 and ASU 2016-13) – This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments and reinsurance balances recoverable. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. AFS fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2023. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

The updates are effective for the Company’s year-end December 31, 2021 and quarters beginning January 1, 2022. ASU 2016-02 required the adoption on a modified retrospective basis. However, with the issuance of ASU 2018-11, we have the option to recognize the cumulative effect as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. These updates provide optional practical expedients in transition. The effect of applying the new lease guidance on the consolidated financial statements is expected to be minimal due to current and future lease obligations being immaterial.

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

S.     RISKS AND UNCERTAINTIES

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

The Company had protection of $14.5 million and $9.5 million in excess of $500,000 first-dollar retention for the years ended December 31, 2019 and 2018, respectively. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off. The catastrophe reinsurance treaty renewed on January 1, 2020.

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

~  75  ~

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

The Company’s A.M. Best rating is important to its liquidity. A reduction in credit ratings could adversely affect the Company’s liquidity and competitive position by increasing borrowing costs or limiting access to the capital markets.

External Factors

The Company is highly regulated by the state of Illinois and by the states in which it underwrites business. Such regulations, among other things, limit the amount of dividends, impose restrictions on the amount and types of investments, and regulate rates insurers may charge for various coverages. The Company is also subject to insolvency and guarantee fund assessments for various programs designed to ensure policyholder indemnification. Assessments are generally accrued during the period in which it becomes probable that a liability has been incurred from an insolvency and the amount of the related assessment can be reasonably estimated.

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2019, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. The Company is rated by A.M. Best. This rating reflects their opinion of the insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders.

~  76  ~

2.     INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
AFS, fixed maturity securities	$2,998,342	$2,943,083
Investment property	610,642	555,350
Equity securities	300,584	266,530
Cash and short-term investments	75,585	25,303
Investment revenue	3,985,153	3,790,266
Less investment expenses	(800,000)	(900,000)
Net investment income	$3,185,153	$2,890,266

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of fixed maturity and equity securities and the related gross realized gains and losses for the years ended December 31, 2019 and 2018.

				Net Realized
	Proceeds	Gains	Losses	Gains
2019
Fixed maturity securities	$27,033,200	$321,032	$(36,260)	$284,772
Common stocks	8,238,753	1,443,507	(527,514)	915,993
2018
Fixed maturity securities	$16,966,599	$122,900	$(78,194)	$44,706
Common stocks	11,843,798	1,290,148	(363,094)	927,054
Preferred stocks	3,927,722	86,862	(82,629)	4,233

The amortized cost and estimated fair value of fixed income securities at December 31, 2019, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,228,881	$3,244,534
Due after one year through five years	18,956,885	19,738,798
Due after five years through 10 years	15,091,864	16,340,507
Due after 10 years	17,267,874	18,472,738
Asset and mortgage backed securities without a specific due date	33,802,911	34,290,995
Total fixed maturity securities	$88,348,415	$92,087,572

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at December 31, 2019 and 2018.

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$800,462	$800,219	$684	$(927)
MBS/ABS/CMBS	33,802,911	34,290,995	540,743	(52,659)
Corporate	39,442,202	41,915,103	2,482,378	(9,477)
Municipal	14,302,840	15,081,255	808,081	(29,666)
Total AFS securities	$88,348,415	$92,087,572	$3,831,886	$(92,729)

~  77  ~

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. Treasury	$1,348,575	$1,328,925	$—	$(19,650)
MBS/ABS/CMBS	34,372,133	33,799,024	33,955	(607,064)
Corporate	37,383,903	37,366,690	376,029	(393,242)
Municipal	16,148,295	16,486,520	398,569	(60,344)
Total fixed maturity securities	89,252,906	88,981,159	808,553	(1,080,300)
Equity securities:
Common stocks	13,572,713	11,843,223	406,812	(2,136,302)
Total equity securities[1]	13,572,713	11,843,223	406,812	(2,136,302)
Total AFS securities	$102,825,619	$100,824,382	$1,215,365	$(3,216,602)

1Effective January 1, 2019, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale. Prior periods have not been recast to conform to the current presentation.

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All of the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $9,909,462 and $13,696,585 and commercial mortgage backed securities of $13,408,898 and $10,126,352 at December 31, 2019 and 2018, respectively.

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2019 and 2018. The table segregates the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2019
		12 Months
	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$699,391	$699,391
Amortized cost	—	700,318	700,318
Unrealized loss	—	(927)	(927)
MBS/ABS/CMBS
Fair value	6,398,581	5,056,732	11,455,313
Amortized cost	6,420,488	5,087,484	11,507,972
Unrealized loss	(21,907)	(30,752)	(52,659)
Corporate
Fair value	1,396,706	—	1,396,706
Amortized cost	1,406,183	—	1,406,183
Unrealized loss	(9,477)	—	(9,477)
Municipal
Fair value	1,969,468	—	1,969,468
Amortized cost	1,999,134	—	1,999,134
Unrealized loss	(29,666)	—	(29,666)
Total debt securities available for sale
Fair value	9,764,755	5,756,123	15,520,878
Amortized cost	9,825,805	5,787,802	15,613,607
Unrealized loss	$(61,050)	$(31,679)	$(92,729)

~  78  ~

	December 31, 2018
		12 Months
	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$—	$1,328,925	$1,328,925
Cost or amortized cost	—	1,348,575	1,348,575
Unrealized loss	—	(19,650)	(19,650)
MBS/ABS/CMBS
Fair value	16,890,857	11,956,493	28,847,350
Cost or amortized cost	17,039,357	12,415,057	29,454,414
Unrealized loss	(148,500)	(458,564)	(607,064)
Corporate
Fair value	14,304,322	5,745,289	20,049,611
Cost or amortized cost	14,550,153	5,892,700	20,442,853
Unrealized loss	(245,831)	(147,411)	(393,242)
Municipal
Fair value	3,069,720	838,980	3,908,700
Cost or amortized cost	3,100,036	869,008	3,969,044
Unrealized loss	(30,316)	(30,028)	(60,344)
Subtotal, fixed income
Fair value	34,264,899	19,869,687	54,134,586
Cost or amortized cost	34,689,546	20,525,340	55,214,886
Unrealized loss	(424,647)	(655,653)	(1,080,300)
Common stock[1]
Fair value	8,187,764	—	8,187,764
Cost or amortized cost	10,324,066	—	10,324,066
Unrealized loss	(2,136,302)	—	(2,136,302)
Total
Fair value	42,452,663	19,869,687	62,322,350
Cost or amortized cost	45,013,612	20,525,340	65,538,952
Unrealized loss	$(2,560,949)	$(655,653)	$(3,216,602)

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

The fixed income portfolio contained 32 securities in an unrealized loss position as of December 31, 2019. Of these 32 securities, 14 have been in an unrealized loss position for 12 consecutive months or longer and represent $31,679 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the year ended December 31, 2019. During 2018, the Company recognized $16,178 of OTTI on three common stock securities that were impaired during the fourth quarter of 2018. For all fixed income securities at a loss at December 31, 2019,  management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2019 and 2018.

As required by law, certain fixed maturity investments amounting to $3,827,627 and $3,742,450 at December 31, 2019 and 2018, respectively, were on deposit with either regulatory authorities or banks.

~  79  ~

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

The portion of net unrealized gains for the twelve months ended December 31, 2019 that relates to equity securities held as of December 31, 2019 was $2,350,513.

OTHER INVESTED ASSETS

Other invested assets include privately held investments, including membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018.  Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value. As of December 31, 2019, there were no investments pledged as collateral with the FHLBC. There may be investments pledged as collateral with the FHLBC to ensure timely access to the secured lending facility that ownership of FHLBC stock provides. As of and during the twelve month period ending December 31, 2019, there were no outstanding borrowings with the FHLBC.

Also included in other invest assets is a promissory note with the option to borrow up to $1,275,000. The Company funded $625,000 on July 30, 2019. The note bears interest at 6.5%, and is amortized over 20 years with a balloon payment due July 30, 2029.

PROPERTY HELD FOR INVESTMENT

As of December 31, 2019, investment property comprised of 67  apartment rental units located in Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa.  As of December 31, 2018, investment property comprised of 57 apartment rental units located in Rock Island, Illinois; Moline, Illinois; Silvis, Illinois; and Le Claire, Iowa. Property held for investment is net of accumulated depreciation of $332,218 and $222,825 as of December 31, 2019, and 2018, respectively. Related depreciation expense was $109,393 and $95,664 for the years ended December 31, 2019, and 2018, respectively.

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

~  80  ~

Mortgage-backed Securities (MBS), Collateralized Mortgage Obligations (CMO), Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS)—The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile, or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions and to incorporate collateral performance. To evaluate CMO volatility, an option-adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates, and recent trade activity. MBS, CMBS, CMO and ABS with corroborated and observable inputs are classified as Level 2. All MBS, CMBS, CMO and ABS holdings are deemed Level 2.

U.S. Treasury Bonds, Common Stocks, and Exchange Traded Funds—U.S. treasury bonds and exchange traded equities have readily observable price levels and are classified as Level 1 (fair value based on quoted market prices). All common stock holdings are deemed Level 1.

Preferred Stock—Preferred stocks do not have readily observable prices, but do have quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices are classified as Level 2. All preferred stock holdings are deemed Level 2.

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets as well as debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value.

Assets measured at fair value on a recurring basis as of December 31, 2019, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$800,219	$—	$—	$800,219
MBS/ABS/CMBS	—	34,290,995	—	34,290,995
Corporate	—	41,915,103	—	41,915,103
Municipal	—	15,081,255	—	15,081,255
Total fixed maturity securities	800,219	91,287,353	—	92,087,572
Equity securities
Common stocks	14,448,773	—	—	14,448,773
Total marketable investments measured at fair value	$15,248,992	$91,287,353	$—	$106,536,345

~  81  ~

Assets measured at fair value on a recurring basis as of December 31, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,328,925	$—	$—	$1,328,925
MBS/ABS/CMBS	—	33,799,024	—	33,799,024
Corporate	—	37,366,690	—	37,366,690
Municipal	—	16,486,520	—	16,486,520
Total fixed maturity securities	1,328,925	87,652,234	—	88,981,159
Equity securities
Common stocks	11,843,223	—	—	11,843,223
Total marketable investments measured at fair value	$13,172,148	$87,652,234	$—	$100,824,382

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2019 and 2018. Additionally, there were no securities transferred in or out of levels 1 or 2 during the years ended December 31, 2019 and 2018.

4.     POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2019	2018
Deferred policy acquisition costs (DAC), beginning of year	$5,247,188	$4,592,415
Deferred:
Direct commission	9,172,742	8,938,953
Premium taxes	1,091,575	1,184,884
Ceding commissions	(738,756)	(1,986,128)
Underwriting	891,612	912,589
Net deferred	10,417,173	9,050,298
Amortized	10,395,105	8,395,525
DAC, end of year	$5,269,256	$5,247,188

Policy acquisition costs:
Amortized to expense	$10,395,105	$8,395,525
Period costs:
Contingent commission	1,365,254	1,859,311
Other underwriting expenses	8,259,646	7,960,147
Total policy acquisition costs	$20,020,005	$18,214,983

5.     DEBT

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65% and the Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The total balance of debt agreements at year end 2019 and 2018 was $3,475,088 and $3,484,606, respectively.

~  82  ~

Revolving Line of Credit

The Company has borrowing capacity up to approximately $33 million in the aggregate from its membership with FHLBC. We also maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and is renewed annually with a current expiration of August 5, 2020. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the year ended December 31, 2019 and December 31, 2018. There are no financial covenants governing this agreement.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2019	2018
WRITTEN
Direct	$62,982,820	$61,125,339
Reinsurance assumed	204,268	168,096
Reinsurance ceded	(9,951,880)	(11,280,526)
Net	$53,235,208	$50,012,909
EARNED
Direct	$62,559,208	$57,702,159
Reinsurance assumed	207,685	174,235
Reinsurance ceded	(9,925,127)	(10,759,433)
Net	$52,841,766	$47,116,961
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$44,334,298	$35,263,637
Reinsurance assumed	139,618	77,909
Reinsurance ceded	(10,759,079)	(4,079,084)
Net	$33,714,837	$31,262,462

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2019 and 2018, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $11,036,170 and $6,735,964, respectively. All of the Company’s reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best.

~  83  ~

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2019. These reinsurers all have financial strength ratings of “A” or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2019.

		Net Reinsurer		Ceded
	A.M. Best	Exposure as of	Percent of	Premiums	Percent of
(In thousands)	Rating	December 31, 2019	Total	Written	Total
Aspen Insurance UK Ltd	A	$2,219	17.2%	$1,174	11.8%
Platinum Underwriters	A	1,868	14.5%	1,792	18.0%
Hannover Ruckversicherungs	A+	1,386	10.8%	1,318	13.2%
Partner Reinsurance Company	A+	1,362	10.6%	281	2.8%
Everest Reinsurance Company	A+	1,252	9.7%	781	7.9%
Swiss Reinsurance	A+	902	7.0%	340	3.4%
Endurance Reinsurance	A+	709	5.5%	—	0.0%
General Reinsurance Corporation	A++	677	5.3%	1,334	13.4%
Allied World Reinsurance	A	500	3.9%	634	6.4%
Axis Reinsurance Company	A+	468	3.6%	408	4.1%
All other reinsurers including anticipated subrogation		1,531	11.9%	1,890	19.0%
		$12,874	100.0%	$9,952	100.0%

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

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized and income charged. The Company had no allowance recorded related to uncollectible amounts on paid and unpaid recoverables at December 31, 2019 and 2018. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

~  84  ~

7.     UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2010 to 2019, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2018. The information about incurred and paid claims development for the years ended December 31, 2010 to 2018, is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2019
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2010	$5,644	$5,105	$4,831	$4,992	$5,118	$5,006	$4,891	$4,899	$4,862	$4,860	$14	674
2011		7,427	6,708	6,621	6,752	6,733	6,645	6,631	6,632	6,621	—	905
2012			6,143	6,374	6,406	6,546	6,482	6,411	6,455	6,167	(6)	672
2013				9,266	8,302	8,290	8,415	8,471	8,282	8,272	14	637
2014					8,865	7,586	7,798	7,883	7,817	7,785	(2)	743
2015						7,693	7,494	7,717	7,634	7,654	6	563
2016							8,941	7,981	8,372	8,381	(13)	582
2017								13,993	13,568	13,741	214	726
2018									11,454	11,114	65	736
2019										13,933	(125)	795
Total										$88,528

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$3,166	4,584	4,719	4,740	4,791	4,818	4,873	4,874	4,874	$4,874
2011		5,327	6,351	6,459	6,520	6,556	6,589	6,623	6,623	6,620
2012			4,949	6,401	6,369	6,362	6,326	6,472	6,469	6,176
2013				6,856	8,079	8,200	8,238	8,265	8,272	8,271
2014					6,243	7,631	7,746	7,796	7,795	7,795
2015						5,057	7,040	7,474	7,645	7,660
2016							6,157	7,624	8,236	8,356
2017								10,055	13,482	13,610
2018									8,487	11,009
2019										11,621
Total										85,992
Unpaid losses and settlement expense - years 2010 through 2019										2,536
Unpaid losses and settlement expense - prior to 2010										(10)
Unpaid loss and settlement expense, net of reinsurance										$2,526

*Presented as unaudited required supplementary information.

~  85  ~

WORKERS' COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2019
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2010	$10,475	$11,039	$10,683	$11,371	$11,701	$11,474	$11,422	$11,431	$11,469	$11,484	$7	906
2011		12,375	12,126	11,894	12,039	12,098	12,027	11,819	11,723	11,720	7	1,106
2012			13,122	11,338	11,407	11,638	12,692	12,845	12,632	12,836	26	1,161
2013				12,584	13,559	13,169	12,960	13,696	13,858	14,076	76	1,161
2014					13,385	14,744	15,341	16,718	16,881	16,996	313	1,247
2015						16,596	13,876	13,440	13,862	14,486	538	1,113
2016							16,677	14,843	16,240	16,855	1,196	1,054
2017								15,808	15,803	15,842	2,484	1,043
2018									18,308	17,122	5,804	1,115
2019										19,630	10,813	912
Total										$151,047

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$1,248	$3,395	$5,865	$8,462	$10,022	$10,733	$11,067	$11,194	$11,345	$11,429
2011		1,669	3,761	5,841	8,072	10,122	10,971	11,484	11,627	11,682
2012			1,180	3,021	5,589	8,327	10,913	11,753	12,156	12,572
2013				1,579	4,156	7,634	10,423	12,181	12,978	13,564
2014					1,539	4,087	9,515	13,602	15,232	15,912
2015						1,405	4,319	7,400	10,527	12,485
2016							1,490	5,485	8,190	12,202
2017								1,523	5,419	8,753
2018									1,963	5,656
2019										3,664
Total										107,919
Unpaid losses and settlement expense - years 2010 through 2019										43,128
Unpaid losses and settlement expense - prior to 2010										148
Unpaid loss and settlement expense, net of reinsurance										$43,276

*Presented as unaudited required supplementary information.

~  86  ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2019
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2010	$16,119	$16,144	$15,514	$16,363	$16,819	$16,480	$16,313	$16,330	$16,331	$16,344	$21	1,580
2011		19,802	18,834	18,515	18,791	18,831	18,672	18,450	18,355	18,341	7	2,011
2012			19,265	17,712	17,813	18,184	19,174	19,256	19,087	19,003	20	1,833
2013				21,850	21,861	21,459	21,375	22,167	22,140	22,348	90	1,798
2014					22,250	22,330	23,139	24,601	24,698	24,781	311	1,990
2015						24,289	21,370	21,157	21,496	22,140	544	1,676
2016							25,618	22,824	24,612	25,236	1,183	1,636
2017								29,801	29,371	29,583	2,698	1,769
2018									29,762	28,236	5,869	1,851
2019										33,563	10,688	1,707
Total										$239,575

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$4,414	7,979	10,584	13,202	14,813	15,551	15,940	16,068	16,219	$16,303
2011		6,996	10,112	12,300	14,592	16,678	17,560	18,107	18,250	18,302
2012			6,129	9,422	11,958	14,689	17,239	18,225	18,625	18,748
2013				8,435	12,235	15,834	18,661	20,446	21,250	21,835
2014					7,782	11,718	17,261	21,398	23,027	23,707
2015						6,462	11,359	14,874	18,172	20,145
2016							7,647	13,109	16,426	20,558
2017								11,578	18,901	22,363
2018									10,450	16,665
2019										15,285
Total										193,911
Unpaid losses and settlement expense - years 2010 through 2019										45,664
Unpaid losses and settlement expense - prior to 2010										138
Unpaid loss and settlement expense, net of reinsurance										$45,802

*Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2019, by reportable segement.

(In thousands)	December 31, 2019
Net unpaid losses and settlement expense
Property Lines	$2,526
Workers' Compensation and Liability Lines	43,276
Total unpaid losses and settlement expense, net of reinsurance	45,802
Reinsurance recoverable on losses and settlement expense
Property Lines	3,238
Workers' Compensation and Liability Lines	7,798
Total reinsurance recoverable on unpaid losses and settlement expense	11,036
Total gross unpaid losses and LAE	$56,838

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance and is presented as unaudited required supplementary information.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	71.7%	25.1%	1.7%	-0.5%	-0.2%	1.6%	0.7%	-0.1%	0.2%
Liability Lines	11.5%	19.9%	22.9%	20.5%	12.0%	5.9%	4.0%	1.7%	1.6%
Total Lines	34.4%	21.0%	14.9%	12.4%	7.7%	4.4%	2.8%	1.0%	1.2%

~  87  ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2019 and 2018.

(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	33,564	29,762
Prior years	151	1,500
Total incurred	33,715	31,262
Deduct: Loss and settlement expense payments for claims incurred:
Current year	15,285	10,450
Prior years	17,339	17,145
Total paid	32,624	27,595
Net unpaid losses and settlement expense - end of the period	45,802	44,711
Plus: Reinsurance recoverable on unpaid losses	11,036	6,736
Gross unpaid losses and settlement expense - end of the period	$56,838	$51,447

(In thousands)	2019	2018
Supplemental ceded unpaid losses and settlement expense at end of year disclosure:
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 in 2019 and 2018	$11,036	$6,736
Less: Reinsurance balances payable	—	—
Reinsurance recoverable on unpaid losses	$11,036	$6,736

Differences, from the initial reserve estimates, emerged as changes in the ultimate loss estimates were updated through the reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is updated until all claims in a defined set are settled. As a small specialty insurer with a niche product portfolio, the Company’s experience will ordinarily exhibit fluctuations from period to period. While management attempts to identify and react to systematic changes in the loss environment, it must also consider the volume of experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

~  88  ~

A discussion of significant components of reserve development for the two most recent calendar years follows:

2019

For calendar year 2019, the Company experienced adverse development relative to prior years’ reserve estimates in its liability line of business relating to Liquor Liability and Business Liability, primarily from the 2015 and 2016 accident years. This adverse development was largely offset by favorable development in Workers’ Compensation.

2018

For calendar year 2018, the Company experienced adverse development relative to prior years’ reserve estimates in its casualty line of business relating to Business Liability, primarily from the 2016 accident year. This adverse development was partially offset by favorable development in Liquor Liability and Workers’ Compensation.

8.     INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2019	2018
Deferred tax assets:
Tax discounting of claim reserves	$765,820	$814,193
Unearned premium reserve	1,264,887	1,255,183
Deferred compensation	140,141	103,178
Provision for uncollectible accounts	21,000	10,500
Net unrealized depreciation of securities	—	420,259
Other	93,631	53,193
Deferred tax assets before allowance	2,285,479	2,656,506
Less valuation allowance	—	—
Total deferred tax assets	$2,285,479	$2,656,506
Deferred tax liabilities:
Transition adjustment for loss reserve discounting	$226,176	$292,176
Net unrealized appreciation of securities	959,204	—
Deferred policy acquisition costs	1,110,676	1,101,910
Property and equipment	25,093	237,581
Other	3,543	3,441
Total deferred tax liabilities	2,324,692	1,635,108
Net deferred tax (liability) asset	$(39,213)	$1,021,398

In July 2019, the Treasury issued Rev Proc 2019-31, which included final revised loss reserve discounting factors and transitional guidance necessary to complete the accounting for the impacts of the Tax Act. The transitional adjustment for loss reserve discounting was recalculated as of January 1, 2018 and the resulting adjustment is being recognized in taxable income evenly over an eight-year period beginning in 2018.

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

~  89  ~

Income tax expense for the years ended December 31, 2019 and 2018, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	Years Ended December 31,
	2019	2018
Provision for income taxes at the statutory federal tax rates	$1,067,128	$209,870
Increase (reduction) in taxes resulting from:
Dividends received deduction	(22,542)	(35,802)
Tax-exempt interest income	(75,766)	(128,292)
15% proration of tax-exempt interest and dividends received deduction	24,034	40,522
Officer life insurance, net	(14,004)	4,429
Nondeductible expenses	57,980	44,505
Prior year true-ups and other	(249,615)	(29,145)
Total	$787,215	$106,087

The Company’s effective tax rate was 15.5% and 10.6% for 2019 and 2018, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

As of December 31, 2019, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2016 through current year. There are currently no open tax exams.

9.     EMPLOYEE BENEFITS

401(K) AND BONUS AND INCENTIVE PLANS

The Company maintains a 401(k) and bonus and incentive plans covering executives, managers, and employees. Excluding the 401(k), at the CEO’s discretion, funding of these plans is primarily dependent upon reaching predetermined levels of combined ratio, reduction in operating expenses, growth in direct written premium, and overall renewal retention ratios. Bonuses are earned as the Company generates earnings in excess of this required return. While some management incentive plans may be affected somewhat by other performance factors, the larger influence of corporate performance ensures that the interests of the executives, managers, and employees corresponds with those of the stakeholders.

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $311,370 and $239,813 for 2019 and 2018, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

DEFERRED COMPENSATION

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 4.22%, the fully vested obligation under the agreement would total approximately $1,689,467 on January 1, 2032. As of December 31, 2019 and 2018, the accrued liability related to this agreement totaled $347,987 and $235,932, respectively. The Company’s recognized $112,055 of expense and $12,549 of benefit in 2019 and 2018, respectively.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

~  90  ~

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $288,538 to the ESOP during the fourth quarter of 2019. The Company contributed $288,538 to the ESOP during the fourth quarter of 2018.

A compensation expense charge is booked monthly during each year for the shares commited to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2019, we recognized compensation expense of $324,041 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2019. Of the 23,437 shares committed to be released, 1,991 shares were committed on December 31, 2019 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2019. For the year ended December 31, 2018, we recognized compensation expense of $355,836 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2018. Of the 23,437 shares committed to be released, 1,867 shares were committed on December 31, 2018 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2018. The fair value of the unearned ESOP shares as of December 31, 2019 and December 31, 2018 was $3,962,789 and $4,158,955, respectively.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018 with additional RSUs being granted in March 2019. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of December 31, 2019, 13,071 and 11,700 RSUs have been granted at a fair market value of $13.70 and $15.10, respectively. As of December 31, 2018, 11,700 RSUs have been granted at a fair market value of $15.10 per share. We recognized $108,115 and $50,662 of expense on these units in the twelve months ended December 31, 2019 and 2018, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $196,967 and $126,008 as of  December 31, 2019 and 2018, respectively, which is recognized over the remainder of the three-year vesting periods.

10.     STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The statutory financial statements of ICC are presented on the basis of accounting practices prescribed or permitted by the Illinois Department of Insurance, which has adopted the National Association of Insurance Commissioners (NAIC) statutory accounting practices as the basis of its statutory accounting practices. ICC did not use any permitted statutory accounting practices that differ from NAIC prescribed statutory accounting practices. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of statutory non-admitted assets, recording debt securities at fair value versus amortized cost, net unrealized gains or losses on equity securities are recorded in earnings as opposed to being a component of surplus, and the reclassification of surplus notes from equity to debt.

The NAIC has RBC requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the Company’s balance sheet and mix of products. As of December 31, 2019 and 2018, ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC had an authorized control level RBC of $6,959,512 and $6,751,399 as of December 31, 2019 and 2018, respectively, compared to actual statutory capital and surplus of $55,357,446 and $50,552,167, respectively, for these same periods.

The following table includes selected information for our insurance subsidiary:

	As of and Periods Ended December 31,
	2019	2018
Net income, statutory basis	$3,037,554	$1,206,160
Consolidated surplus, statutory basis	$55,357,446	$50,552,167

~  91  ~

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

The Company did not pay any dividends to security holders in 2019 or 2018. It did, however, make cash dividend payments in the amount of $18,793 and $6,836 in 2019 and 2018, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

11.     RELATED PARTY

Mr. John R. Klockau, a director of the Company, is a claims consultant and was paid $13,325 and $15,680 in 2019 and 2018, respectively, related to his services to the Company.

Mr. Scott T. Burgess is a director of the Company and a Senior Managing Director of Griffin Financial Group. Mr. Burgess was paid $3,794 and $3,812 in 2019 and 2018, respectively for travel reimbursement costs. Griffin and Stevens & Lee are affiliated. Stevens & Lee is a full-service law firm that was paid $41,910 and $99,591 as of December 31, 2019 and 2018, respectively.

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

The Company has operating lease obligations related to managing the business. Minimum future rental payments under non-cancellable agreements total $387,717,  $28,414,  $25,008, and $4,195 in 2020, 2021, 2022, and 2023, respectively.

13.     SUBSEQUENT EVENTS

Beverage Insurance loaned an additional $650,000 to Kevin Harrison on January 28, 2020.

At its March 10, 2020 Board of Directors meeting, the Board unanimously approved ICC’s offering of cannabis coverage in states that allow for recreational cannabis consumption.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has lead to a global health emergency. As a result, economic uncertainties have arisen which could impact the Company’s operations and its financial position. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, as well as the impact on our policyholders, employees and vendors, all of which are uncertain and cannot be predicted. The related financial impact cannot be reasonably estimated at this time.

In response to COVID-19, the Company decided to temporarily suspend all insurance premium billing for 30 days beginning March 20, 2020. Additionally, the Company obtained in March 2020 a $6.0 million loan from the Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections.

~  92  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2019	December 31, 2018
Assets
Investment in subsidiaries	$70,094,982	$60,766,224
Fixed maturity securities	3,360,454	2,048,604
Common Stocks	1,172,369	812,938
Other invested assets	117,000	115,000
Cash and cash equivalents	791,266	861,739
Due from subsidiaries	385,693	9,292
Accrued investment income	18,124	9,403
Income taxes - current	37,496	438,347
Income taxes - deferred	-	34,860
Other assets	408,776	679,117
Total assets	$76,386,160	$65,775,524

Liabilities and Shareholders' Equity
Liabilities:
Debt	$9,284,640	$6,459,293
Accrued expenses	104,618	145,085
Income taxes - deferred	32,529	-
Other liabilities	622,539	577,847
Total liabilities	10,044,327	7,182,225
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,146,576)	(2,999,995)
Additional paid-in capital	32,703,209	32,505,423
Accumulated other comprehensive earnings, net of tax	2,953,936	(1,580,976)
Retained earnings	36,608,750	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,812,485)	(3,046,855)
Total equity	66,341,833	58,593,299
Total liabilities and equity	$76,386,160	$65,775,524

1 Par value $0.01; authorized: 2019 - 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 - 3,500,000 and 2018 – 3,500,000 shares; outstanding: 2019 - 3,014,941 and 2018 – 2,992,734 shares.

2  2019 – 203,811 shares and 2018 – 196,721 shares

3 2019 – 281,248 shares and 2018 – 304,685 shares

~  93  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net investment income	$723,497	$897,051
Net realized investment gains	15,695	42,554
Net unrealized gains on equity securities	217,376	—
Other income (expense)	21,810	(116,397)
Total revenue	978,378	823,208
Policy acquisition costs and other operating expenses	1,749,159	1,639,796
Interest expense on debt	128,790	129,243
General corporate expenses	—	8,930
Total expenses	1,877,949	1,777,968

Loss before equity earnings of subsidiaries and income taxes	(899,571)	(954,760)
Total income tax expense (benefit)	88,782	(326,055)
Net loss before equity earnings of subsidiaries	(988,353)	(628,705)
Equity earnings in subsidiaries	5,282,698	1,522,001
Net earnings	$4,294,345	$893,296

Other comprehensive earnings, net of tax	$68,144	$(264,789)
Equity in other comprehensive earnings of subsidiaries	3,100,471	(3,543,256)
Comprehensive earnings (loss)	$7,462,960	$(2,914,749)

~  94  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net earnings	$4,294,345	$893,296
Adjustments to reconcile net earnings to net cash provided
by operating activities
Net realized gains	(15,695)	(42,554)
Depreciation	363,242	237,134
Deferred income tax	22,911	50,816
Equity in undistributed (income) of subsidiaries	(5,282,698)	(1,522,001)
Amortization of bond premium and discount	7,934	6,624
Stock-based compensation expense	432,156	406,498
Change in:
Due from subsidiaries	(492,051)	106,358
Accrued investment income	(8,721)	(2,763)
Accrued expenses	(40,467)	65,824
Current federal income tax	400,851	(438,347)
Other	315,033	707,864
Net cash (used in) provided by operating activities	(3,160)	468,749
Cash flows from investing activities:
Contributions to subsidiaries	(1,461,381)	(770,483)
Purchases of:
Fixed maturity securities	(1,502,582)	(749,824)
Common stocks	(367,425)	(1,346,958)
Other invested assets	(2,000)	(15,000)
Property and equipment	(56,022)	(887,574)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	269,076	1,220,578
Common stocks	341,047	1,380,293
Property and equipment	33,208	6,790
Net cash (used in) investing activities	(2,746,079)	(1,162,178)
Cash flows from financing activities:
Proceeds from loan	3,000,000	3,000,000
Repayments of borrowed funds	(174,652)	(36,816)
Purchase of common stock	(146,581)	(2,999,995)
Net cash provided by (used in) financing activities	2,678,766	(36,811)
Net (decrease) in cash and cash equivalents	(70,473)	(730,240)
Cash and cash equivalents at beginning of year	861,739	1,591,979
Cash and cash equivalents at end of period	$791,266	$861,739
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	159,909	194,680

~  95  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2019 and 2018

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2019
Commercial Business	$5,269	$56,838	$30,393	$375	$52,842
Total	$5,269	$56,838	$30,393	$375	$52,842
December 31, 2018
Commercial Business	$5,247	$51,447	$29,973	$993	$47,117
Total	$5,247	$51,447	$29,973	$993	$47,117

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2019
Commercial Business	$3,185	$33,715	$10,395	$10,333	$53,235
Total	$3,185	$33,715	$10,395	$10,333	$53,235
December 31, 2018
Commercial Business	$2,890	$31,262	$8,396	$10,506	$50,013
Total	$2,890	$31,262	$8,396	$10,506	$50,013

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  96  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2019 and 2018

(In thousands)		Ceded to	Assumed from		Percentage of
Premiums	Gross	other	other		mount
earned	amount	companies	companies	Net amount	assumed to net
2019	$62,559	$9,925	$208	$52,842	0.4%
2018	$57,702	$10,759	$174	$47,117	0.4%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  97  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Allowance for Uncollectible Premiums and Other Receivables

Years ended December 31, 2019 and 2018

(In thousands)	2019	2018
Beginning balance	$50	$50
Additions	50	—
Deletions	—	—
Ending balance	$100	$50

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  98  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2019 and 2018

	Deferred	Reserve for
	policy	Losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2019	$5,269	$56,838	$—	$30,393	$52,842	$3,185
2018	$5,247	$51,447	$—	$29,973	$47,117	$2,890

				Paid losses
	Losses and settlment			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2019	$33,564	$151	$10,395	$(32,624)	$53,235
2018	$29,762	$1,500	$8,396	$(27,595)	$50,013

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  99  ~

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2019. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

~  100  ~

PART III

Items 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 20, 2020, and the information under the following captions is included in such incorporation by reference:  “Directors, Executive Officers and Corporate Governance,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Transactions, and Director Independence,” and “Principal Accounting Fees and Services.”

~  101  ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1-2) See Item 8 for Consolidated Financials Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 104.

(b)	Exhibits. See Exhibit Index on page 104.

(c)	Financial Statement Schedules. See Financial Statement Schedules on pages 93-99.

~  102  ~

/s/SIGNATURES

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

Signature	Capacity	Date

/s/ Arron K. Sutherland Arron K. Sutherland	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020

/s/ Joel K. Heriford	Director	March 30, 2020
Joel K. Heriford

/s/ Gerald J. Pepping Gerald J. Pepping	Director	March 30, 2020

/s/ Mark J. Schwab Mark J. Schwab	Director	March 30, 2020

/s/ Scott T. Burgess	Director	March 30, 2020
Scott T. Burgess

/s/ James R. Dingman James R. Dingman	Director	March 30, 2020

/s/ R. Kevin Clinton	Director	March 30, 2020
R. Kevin Clinton

/s/ John R. Klockau	Director	March 30, 2020
John R. Klockau

/s/ Daniel H. Portes Daniel H. Portes	Director	March 30, 2020

/s/ Christine C. Schmitt	Director	March 30, 2020
Christin C. Schmitt

/s/ Michael R. Smith Michael R. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020

~  103  ~

EXHIBIT INDEX

Exhibit Number	Description
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

21.1	Subsidiaries of ICC Holdings, Inc.
23.1	Consent of Johnson Lambert LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

~  104  ~