Form 10-K/A
period 2019-12-31
ICC Holdings, Inc.
filed 2020-05-15
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of ICC Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2019, originally filed on March 30, 2020 (the “Original Filing”), is being filed solely to include the report of BKD, LLP, the Company’s independent accounting firm for the year ended December 31, 2018, in Item 8 and its consent as Exhibit 23.1.  These were inadvertently omitted in the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

~  2  ~

Item 8. Financial Statements and Supplementary Data

~  3  ~

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

We have served as the Company’s auditor since 2019.

Park Ridge, IL

March 30, 2020

~  4  ~

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

ICC Holdings, Inc. and Subsidiaries

Rock Island, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ICC Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of earnings and comprehensive earnings (loss), stockholders’ equity and cash flows for the year then ended and the related notes to the consolidated financial statements and schedules (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.

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

BKD, LLP

/s/ BKD, LLP

We served as the Company’s auditor from 2016 to 2018.

Cincinnati, Ohio

April 1, 2019

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2019	2018
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $88,348,415 at
12/31/2019 and $89,252,906 at 12/31/2018)	$92,087,572	$88,981,159
Common stocks at fair value	14,448,773	11,843,223
Other invested assets	877,900	154,200
Property held for investment, at cost, net of accumulated depreciation of
$332,218 at 12/31/2019 and $222,825 at 12/31/2018	4,353,713	3,586,273
Cash and cash equivalents	6,626,585	4,644,784
Total investments and cash	118,394,543	109,209,639
Accrued investment income	646,504	648,321
Premiums and reinsurance balances receivable, net of allowances for
uncollectible amounts of $100,000 at 12/31/2019 and $50,000 at 12/31/2018	22,368,526	21,404,344
Ceded unearned premiums	822,818	796,065
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 at 12/31/2019 and 12/31/2018	11,036,170	6,735,964
Income taxes - current	192,559	847,271
Income taxes - deferred	—	1,021,398
Deferred policy acquisition costs, net	5,269,256	5,247,188
Property and equipment, at cost, net of accumulated depreciation of
$5,619,706 at 12/31/2019 and $5,099,090 at 12/31/2018	3,033,348	3,332,810
Other assets	1,239,794	1,040,193
Total assets	$163,003,518	$150,283,193
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$56,838,307	$51,447,440
Unearned premiums	30,392,817	29,972,623
Reinsurance balances payable	374,998	993,004
Corporate debt	3,475,088	3,484,606
Accrued expenses	4,216,988	4,536,218
Income taxes - deferred	39,213	—
Other liabilities	1,324,273	1,256,003
Total liabilities	96,661,684	91,689,894
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,146,576)	(2,999,995)
Additional paid-in capital	32,703,209	32,505,423
Accumulated other comprehensive earnings (loss), net of tax	2,953,936	(1,580,976)
Retained earnings	36,608,750	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,812,485)	(3,046,855)
Total equity	66,341,834	58,593,299
Total liabilities and equity	$163,003,518	$150,283,193

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
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on investments:
Unrealized holding gains (losses) arising during the period, net of income tax expense (benefit) of $617,319 in 2019
and $(810,701) in 2018	3,393,585	(3,049,791)
Reclassification adjustment for (gains) included in net
income, net of income tax expense of $59,802 in 2019
and $201,561 in 2018	(224,970)	(758,254)
Total other comprehensive earnings (loss)	3,168,615	(3,808,045)
Comprehensive earnings (loss)	$7,462,960	$(2,914,749)

See accompanying notes to consolidated financial statements.

~  7  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Treasury Stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2018	$35,000	$—	$(3,281,220)	$32,333,290	$32,787,406	$2,227,069	$64,101,545
Purchase of common stock	—	(2,999,995)	—	—	—	—	(2,999,995)
Net earnings	—	—	—	—	893,296	—	893,296
Other comprehensive (loss), net of tax	—	—	—	—	—	(3,808,045)	(3,808,045)
Restricted stock unit expense	—	—	—	50,662	—	—	50,662
ESOP shares released	—	—	234,365	121,471	—	—	355,836
Balance, December 31, 2018	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of common stock	—	(146,581)	—	—	—	—	(146,581)
Net earnings	—	—	—	—	4,294,345	—	4,294,345
Other comprehensive earnings, net of tax	—	—	—	—	—	3,168,615	3,168,615
Restricted stock unit expense	—	—	—	108,115	—	—	108,115
ESOP shares released	—	—	234,370	89,671	—	—	324,041
Balance, December 31, 2019	$35,000	$(3,146,576)	$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834

1See discussion of Accounting Standards Update 2016-01 adoption in Note 1 - Summary of Significant Accounting Policies

See accompanying notes to consolidated financial statements.

~  8  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve-Month Periods Ended December 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$4,294,345	$893,296
Adjustments to reconcile net earnings to net cash
provided by operating activities
Net realized investment gains	(1,200,765)	(975,993)
Other-than-temporary impairment losses	—	16,178
Net unrealized gains on equity securities	(2,350,513)	—
Depreciation	794,506	733,493
Deferred income tax	218,322	340,124
Amortization of bond premium and discount	257,685	296,050
Stock-based compensation expense	432,156	406,498
Change in:
Accrued investment income	1,817	39,132
Premiums and reinsurance balances receivable	(964,182)	(2,391,082)
Ceded unearned premiums	(26,753)	(521,093)
Reinsurance balances payable	(618,006)	665,521
Reinsurance balances recoverable	(4,300,206)	3,293,870
Deferred policy acquisition costs	(22,068)	(654,773)
Unpaid losses and settlement expenses	5,390,867	373,314
Unearned premiums	420,194	3,417,041
Accrued expenses	(319,230)	262,216
Current federal income tax	654,712	(274,124)
Other	(131,331)	(146,185)
Net cash provided by operating activities	2,531,550	5,773,483
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(26,101,621)	(18,697,057)
Common stocks	(7,563,198)	(16,974,453)
Preferred stocks	—	(140,925)
Other invested assets	(738,300)	(54,200)
Property held for investment	(876,833)	(555,371)
Property and equipment	(444,430)	(497,011)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	27,033,200	16,966,599
Common stocks	8,238,753	11,843,798
Preferred stocks	—	3,927,722
Property and equipment	58,779	30,277
Net cash used in investing activities	(393,650)	(4,150,621)
Cash flows from financing activities:
Repayments of borrowed funds	(9,518)	(854,602)
Purchase of common stock	(146,581)	(2,999,995)
Net cash used in financing activities	(156,099)	(3,854,597)
Net increase (decrease) in cash and cash equivalents	1,981,801	(2,231,735)
Cash and cash equivalents at beginning of year	4,644,784	6,876,519
Cash and cash equivalents at end of period	$6,626,585	$4,644,784
Supplemental information:
Federal income tax recovered	$164,543	$—
Interest paid	128,800	173,053

See accompanying notes to consolidated financial statements.

~  9  ~

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

~  10  ~

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

~  11  ~

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

~  12  ~

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

~  13  ~

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

The following table presents changes in accumulated other comprehensive earnings (loss) for unrealized gains and losses on available-for-sale securities:

	Year Ended December 31,
	2019	2018
Beginning balance	$(1,580,976)	$2,227,069
Cumulative effect of adoption of ASU 2016-01	1,366,297	-
Adjusted beginning balance	(214,679)	2,227,069
Oher comprehensive earnings (loss) before reclassifications	3,393,585	(3,049,791)
Amount reclassified from accumulated other comprehensive earnings	(224,970)	(758,254)
Net current period other comprehensive earnings (loss)	3,168,615	(3,808,045)
Ending balance	$2,953,936	$(1,580,976)

~  14  ~

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

~  15  ~

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

~  16  ~

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

~  17  ~

2.     INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
AFS, fixed maturity securities	$2,998,342	$2,943,083
Investment property	610,642	555,350
Equity securities	300,584	266,530
Cash and short-term investments	75,585	25,303
Investment revenue	3,985,153	3,790,266
Less investment expenses	(800,000)	(900,000)
Net investment income	$3,185,153	$2,890,266

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

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$800,462	$800,219	$684	$(927)
MBS/ABS/CMBS	33,802,911	34,290,995	540,743	(52,659)
Corporate	39,442,202	41,915,103	2,482,378	(9,477)
Municipal	14,302,840	15,081,255	808,081	(29,666)
Total AFS securities	$88,348,415	$92,087,572	$3,831,886	$(92,729)

~  18  ~

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2018
Fixed maturity securities:
U.S. Treasury	$1,348,575	$1,328,925	$—	$(19,650)
MBS/ABS/CMBS	34,372,133	33,799,024	33,955	(607,064)
Corporate	37,383,903	37,366,690	376,029	(393,242)
Municipal	16,148,295	16,486,520	398,569	(60,344)
Total fixed maturity securities	89,252,906	88,981,159	808,553	(1,080,300)
Equity securities:
Common stocks	13,572,713	11,843,223	406,812	(2,136,302)
Total equity securities[1]	13,572,713	11,843,223	406,812	(2,136,302)
Total AFS securities	$102,825,619	$100,824,382	$1,215,365	$(3,216,602)

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

	December 31, 2019
		12 Months
	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$699,391	$699,391
Amortized cost	—	700,318	700,318
Unrealized loss	—	(927)	(927)
MBS/ABS/CMBS
Fair value	6,398,581	5,056,732	11,455,313
Amortized cost	6,420,488	5,087,484	11,507,972
Unrealized loss	(21,907)	(30,752)	(52,659)
Corporate
Fair value	1,396,706	—	1,396,706
Amortized cost	1,406,183	—	1,406,183
Unrealized loss	(9,477)	—	(9,477)
Municipal
Fair value	1,969,468	—	1,969,468
Amortized cost	1,999,134	—	1,999,134
Unrealized loss	(29,666)	—	(29,666)
Total debt securities available for sale
Fair value	9,764,755	5,756,123	15,520,878
Amortized cost	9,825,805	5,787,802	15,613,607
Unrealized loss	$(61,050)	$(31,679)	$(92,729)

~  19  ~

	December 31, 2018
		12 Months
	< 12 Months	& Greater	Total
U.S. Treasury
Fair value	$—	$1,328,925	$1,328,925
Cost or amortized cost	—	1,348,575	1,348,575
Unrealized loss	—	(19,650)	(19,650)
MBS/ABS/CMBS
Fair value	16,890,857	11,956,493	28,847,350
Cost or amortized cost	17,039,357	12,415,057	29,454,414
Unrealized loss	(148,500)	(458,564)	(607,064)
Corporate
Fair value	14,304,322	5,745,289	20,049,611
Cost or amortized cost	14,550,153	5,892,700	20,442,853
Unrealized loss	(245,831)	(147,411)	(393,242)
Municipal
Fair value	3,069,720	838,980	3,908,700
Cost or amortized cost	3,100,036	869,008	3,969,044
Unrealized loss	(30,316)	(30,028)	(60,344)
Subtotal, fixed income
Fair value	34,264,899	19,869,687	54,134,586
Cost or amortized cost	34,689,546	20,525,340	55,214,886
Unrealized loss	(424,647)	(655,653)	(1,080,300)
Common stock[1]
Fair value	8,187,764	—	8,187,764
Cost or amortized cost	10,324,066	—	10,324,066
Unrealized loss	(2,136,302)	—	(2,136,302)
Total
Fair value	42,452,663	19,869,687	62,322,350
Cost or amortized cost	45,013,612	20,525,340	65,538,952
Unrealized loss	$(2,560,949)	$(655,653)	$(3,216,602)

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

~  20  ~

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

~  21  ~

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

Assets measured at fair value on a recurring basis as of December 31, 2019, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$800,219	$—	$—	$800,219
MBS/ABS/CMBS	—	34,290,995	—	34,290,995
Corporate	—	41,915,103	—	41,915,103
Municipal	—	15,081,255	—	15,081,255
Total fixed maturity securities	800,219	91,287,353	—	92,087,572
Equity securities
Common stocks	14,448,773	—	—	14,448,773
Total marketable investments measured at fair value	$15,248,992	$91,287,353	$—	$106,536,345

~  22  ~

Assets measured at fair value on a recurring basis as of December 31, 2018, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,328,925	$—	$—	$1,328,925
MBS/ABS/CMBS	—	33,799,024	—	33,799,024
Corporate	—	37,366,690	—	37,366,690
Municipal	—	16,486,520	—	16,486,520
Total fixed maturity securities	1,328,925	87,652,234	—	88,981,159
Equity securities
Common stocks	11,843,223	—	—	11,843,223
Total marketable investments measured at fair value	$13,172,148	$87,652,234	$—	$100,824,382

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

~  23  ~

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

~  24  ~

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

~  25  ~

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

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2019
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2010	$5,644	$5,105	$4,831	$4,992	$5,118	$5,006	$4,891	$4,899	$4,862	$4,860	$14	674
2011		7,427	6,708	6,621	6,752	6,733	6,645	6,631	6,632	6,621	—	905
2012			6,143	6,374	6,406	6,546	6,482	6,411	6,455	6,167	(6)	672
2013				9,266	8,302	8,290	8,415	8,471	8,282	8,272	14	637
2014					8,865	7,586	7,798	7,883	7,817	7,785	(2)	743
2015						7,693	7,494	7,717	7,634	7,654	6	563
2016							8,941	7,981	8,372	8,381	(13)	582
2017								13,993	13,568	13,741	214	726
2018									11,454	11,114	65	736
2019										13,933	(125)	795
Total										$88,528

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$3,166	4,584	4,719	4,740	4,791	4,818	4,873	4,874	4,874	$4,874
2011		5,327	6,351	6,459	6,520	6,556	6,589	6,623	6,623	6,620
2012			4,949	6,401	6,369	6,362	6,326	6,472	6,469	6,176
2013				6,856	8,079	8,200	8,238	8,265	8,272	8,271
2014					6,243	7,631	7,746	7,796	7,795	7,795
2015						5,057	7,040	7,474	7,645	7,660
2016							6,157	7,624	8,236	8,356
2017								10,055	13,482	13,610
2018									8,487	11,009
2019										11,621
Total										85,992
Unpaid losses and settlement expense - years 2010 through 2019										2,536
Unpaid losses and settlement expense - prior to 2010										(10)
Unpaid loss and settlement expense, net of reinsurance										$2,526

*Presented as unaudited required supplementary information.

~  26  ~

WORKERS' COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2019
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2010	$10,475	$11,039	$10,683	$11,371	$11,701	$11,474	$11,422	$11,431	$11,469	$11,484	$7	906
2011		12,375	12,126	11,894	12,039	12,098	12,027	11,819	11,723	11,720	7	1,106
2012			13,122	11,338	11,407	11,638	12,692	12,845	12,632	12,836	26	1,161
2013				12,584	13,559	13,169	12,960	13,696	13,858	14,076	76	1,161
2014					13,385	14,744	15,341	16,718	16,881	16,996	313	1,247
2015						16,596	13,876	13,440	13,862	14,486	538	1,113
2016							16,677	14,843	16,240	16,855	1,196	1,054
2017								15,808	15,803	15,842	2,484	1,043
2018									18,308	17,122	5,804	1,115
2019										19,630	10,813	912
Total										$151,047

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$1,248	$3,395	$5,865	$8,462	$10,022	$10,733	$11,067	$11,194	$11,345	$11,429
2011		1,669	3,761	5,841	8,072	10,122	10,971	11,484	11,627	11,682
2012			1,180	3,021	5,589	8,327	10,913	11,753	12,156	12,572
2013				1,579	4,156	7,634	10,423	12,181	12,978	13,564
2014					1,539	4,087	9,515	13,602	15,232	15,912
2015						1,405	4,319	7,400	10,527	12,485
2016							1,490	5,485	8,190	12,202
2017								1,523	5,419	8,753
2018									1,963	5,656
2019										3,664
Total										107,919
Unpaid losses and settlement expense - years 2010 through 2019										43,128
Unpaid losses and settlement expense - prior to 2010										148
Unpaid loss and settlement expense, net of reinsurance										$43,276

*Presented as unaudited required supplementary information.

~  27  ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2019
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2010	$16,119	$16,144	$15,514	$16,363	$16,819	$16,480	$16,313	$16,330	$16,331	$16,344	$21	1,580
2011		19,802	18,834	18,515	18,791	18,831	18,672	18,450	18,355	18,341	7	2,011
2012			19,265	17,712	17,813	18,184	19,174	19,256	19,087	19,003	20	1,833
2013				21,850	21,861	21,459	21,375	22,167	22,140	22,348	90	1,798
2014					22,250	22,330	23,139	24,601	24,698	24,781	311	1,990
2015						24,289	21,370	21,157	21,496	22,140	544	1,676
2016							25,618	22,824	24,612	25,236	1,183	1,636
2017								29,801	29,371	29,583	2,698	1,769
2018									29,762	28,236	5,869	1,851
2019										33,563	10,688	1,707
Total										$239,575

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
2010	$4,414	7,979	10,584	13,202	14,813	15,551	15,940	16,068	16,219	$16,303
2011		6,996	10,112	12,300	14,592	16,678	17,560	18,107	18,250	18,302
2012			6,129	9,422	11,958	14,689	17,239	18,225	18,625	18,748
2013				8,435	12,235	15,834	18,661	20,446	21,250	21,835
2014					7,782	11,718	17,261	21,398	23,027	23,707
2015						6,462	11,359	14,874	18,172	20,145
2016							7,647	13,109	16,426	20,558
2017								11,578	18,901	22,363
2018									10,450	16,665
2019										15,285
Total										193,911
Unpaid losses and settlement expense - years 2010 through 2019										45,664
Unpaid losses and settlement expense - prior to 2010										138
Unpaid loss and settlement expense, net of reinsurance										$45,802

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

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	71.7%	25.1%	1.7%	-0.5%	-0.2%	1.6%	0.7%	-0.1%	0.2%
Liability Lines	11.5%	19.9%	22.9%	20.5%	12.0%	5.9%	4.0%	1.7%	1.6%
Total Lines	34.4%	21.0%	14.9%	12.4%	7.7%	4.4%	2.8%	1.0%	1.2%

~  28  ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2019 and 2018.

(In thousands)	2019	2018
Unpaid losses and settlement expense - beginning of the period:
Gross	$51,447	$51,074
Less: Ceded	6,736	10,030
Net	44,711	41,044
Increase in incurred losses and settlement expense:
Current year	33,564	29,762
Prior years	151	1,500
Total incurred	33,715	31,262
Deduct: Loss and settlement expense payments for claims incurred:
Current year	15,285	10,450
Prior years	17,339	17,145
Total paid	32,624	27,595
Net unpaid losses and settlement expense - end of the period	45,802	44,711
Plus: Reinsurance recoverable on unpaid losses	11,036	6,736
Gross unpaid losses and settlement expense - end of the period	$56,838	$51,447

(In thousands)	2019	2018
Supplemental ceded unpaid losses and settlement expense at end of year disclosure:
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 in 2019 and 2018	$11,036	$6,736
Less: Reinsurance balances payable	—	—
Reinsurance recoverable on unpaid losses	$11,036	$6,736

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

~  29  ~

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

~  30  ~

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

~  31  ~

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

The following table includes selected information for our insurance subsidiary:

	As of and Periods Ended December 31,
	2019	2018
Net income, statutory basis	$3,037,554	$1,206,160
Consolidated surplus, statutory basis	$55,357,446	$50,552,167

~  32  ~

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

~  33  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2019	December 31, 2018
Assets
Investment in subsidiaries	$70,094,982	$60,766,224
Fixed maturity securities	3,360,454	2,048,604
Common Stocks	1,172,369	812,938
Other invested assets	117,000	115,000
Cash and cash equivalents	791,266	861,739
Due from subsidiaries	385,693	9,292
Accrued investment income	18,124	9,403
Income taxes - current	37,496	438,347
Income taxes - deferred	-	34,860
Other assets	408,776	679,117
Total assets	$76,386,160	$65,775,524

Liabilities and Shareholders' Equity
Liabilities:
Debt	$9,284,640	$6,459,293
Accrued expenses	104,618	145,085
Income taxes - deferred	32,529	-
Other liabilities	622,539	577,847
Total liabilities	10,044,327	7,182,225
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,146,576)	(2,999,995)
Additional paid-in capital	32,703,209	32,505,423
Accumulated other comprehensive earnings, net of tax	2,953,936	(1,580,976)
Retained earnings	36,608,750	33,680,702
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,812,485)	(3,046,855)
Total equity	66,341,833	58,593,299
Total liabilities and equity	$76,386,160	$65,775,524

1 Par value $0.01; authorized: 2019 - 10,000,000 shares and 2018 – 10,000,000 shares; issued: 2019 - 3,500,000 and 2018 – 3,500,000 shares; outstanding: 2019 - 3,014,941 and 2018 – 2,992,734 shares.

2  2019 – 203,811 shares and 2018 – 196,721 shares

3 2019 – 281,248 shares and 2018 – 304,685 shares

~  34  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Net investment income	$723,497	$897,051
Net realized investment gains	15,695	42,554
Net unrealized gains on equity securities	217,376	—
Other income (expense)	21,810	(116,397)
Total revenue	978,378	823,208
Policy acquisition costs and other operating expenses	1,749,159	1,639,796
Interest expense on debt	128,790	129,243
General corporate expenses	—	8,930
Total expenses	1,877,949	1,777,968

Loss before equity earnings of subsidiaries and income taxes	(899,571)	(954,760)
Total income tax expense (benefit)	88,782	(326,055)
Net loss before equity earnings of subsidiaries	(988,353)	(628,705)
Equity earnings in subsidiaries	5,282,698	1,522,001
Net earnings	$4,294,345	$893,296

Other comprehensive earnings, net of tax	$68,144	$(264,789)
Equity in other comprehensive earnings of subsidiaries	3,100,471	(3,543,256)
Comprehensive earnings (loss)	$7,462,960	$(2,914,749)

~  35  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net earnings	$4,294,345	$893,296
Adjustments to reconcile net earnings to net cash provided
by operating activities
Net realized gains	(15,695)	(42,554)
Depreciation	363,242	237,134
Deferred income tax	22,911	50,816
Equity in undistributed (income) of subsidiaries	(5,282,698)	(1,522,001)
Amortization of bond premium and discount	7,934	6,624
Stock-based compensation expense	432,156	406,498
Change in:
Due from subsidiaries	(492,051)	106,358
Accrued investment income	(8,721)	(2,763)
Accrued expenses	(40,467)	65,824
Current federal income tax	400,851	(438,347)
Other	315,033	707,864
Net cash (used in) provided by operating activities	(3,160)	468,749
Cash flows from investing activities:
Contributions to subsidiaries	(1,461,381)	(770,483)
Purchases of:
Fixed maturity securities	(1,502,582)	(749,824)
Common stocks	(367,425)	(1,346,958)
Other invested assets	(2,000)	(15,000)
Property and equipment	(56,022)	(887,574)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	269,076	1,220,578
Common stocks	341,047	1,380,293
Property and equipment	33,208	6,790
Net cash (used in) investing activities	(2,746,079)	(1,162,178)
Cash flows from financing activities:
Proceeds from loan	3,000,000	3,000,000
Repayments of borrowed funds	(174,652)	(36,816)
Purchase of common stock	(146,581)	(2,999,995)
Net cash provided by (used in) financing activities	2,678,766	(36,811)
Net (decrease) in cash and cash equivalents	(70,473)	(730,240)
Cash and cash equivalents at beginning of year	861,739	1,591,979
Cash and cash equivalents at end of period	$791,266	$861,739
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	159,909	194,680

~  36  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2019 and 2018

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2019
Commercial Business	$5,269	$56,838	$30,393	$375	$52,842
Total	$5,269	$56,838	$30,393	$375	$52,842
December 31, 2018
Commercial Business	$5,247	$51,447	$29,973	$993	$47,117
Total	$5,247	$51,447	$29,973	$993	$47,117

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2019
Commercial Business	$3,185	$33,715	$10,395	$10,333	$53,235
Total	$3,185	$33,715	$10,395	$10,333	$53,235
December 31, 2018
Commercial Business	$2,890	$31,262	$8,396	$10,506	$50,013
Total	$2,890	$31,262	$8,396	$10,506	$50,013

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  37  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2019 and 2018

(In thousands)		Ceded to	Assumed from		Percentage of
Premiums	Gross	other	other		mount
earned	amount	companies	companies	Net amount	assumed to net
2019	$62,559	$9,925	$208	$52,842	0.4%
2018	$57,702	$10,759	$174	$47,117	0.4%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  38  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Allowance for Uncollectible Premiums and Other Receivables

Years ended December 31, 2019 and 2018

(In thousands)	2019	2018
Beginning balance	$50	$50
Additions	50	—
Deletions	—	—
Ending balance	$100	$50

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  39  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2019 and 2018

	Deferred	Reserve for
	policy	Losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2019	$5,269	$56,838	$—	$30,393	$52,842	$3,185
2018	$5,247	$51,447	$—	$29,973	$47,117	$2,890

				Paid losses
	Losses and settlment			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2019	$33,564	$151	$10,395	$(32,624)	$53,235
2018	$29,762	$1,500	$8,396	$(27,595)	$50,013

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  40  ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1-2) See Item 8 for Consolidated Financials Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 43.

(b)	Exhibits. See Exhibit Index on page 43.

(c)	Financial Statement Schedules. See Financial Statement Schedules on pages 34 - 40.

~  41  ~

/s/SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICC HOLDINGS, INC.

May 15, 2020	By:	/s/ Michael R. Smith
Michael R. Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

~  42  ~

EXHIBIT INDEX

The following is a list of all exhibits filed as part of this Annual Report on Form 10K/A.

Exhibit Number	Description
23.1	Consent of Johnson Lambert, LLP
23.2	Consent of BKD, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

~  43  ~