Form 10-Q
period 2020-03-31
ICC Holdings, Inc.
filed 2020-05-15
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2020 was 3,303,708.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (cost or amortized cost - $89,837,334 at
3/31/2020 and $88,348,415 at 12/31/2019)	$91,410,811	$92,087,572
Common stocks at fair value	10,752,130	14,448,773
Preferred stocks at fair value	1,393,890	—
Other invested assets	1,699,831	877,900
Property held for investment, at cost, net of accumulated depreciation of
$362,934 at 3/31/2020 and $332,218 at 12/31/2019	4,351,571	4,353,713
Cash and cash equivalents	9,006,019	6,626,585
Total investments and cash	118,614,252	118,394,543
Accrued investment income	695,769	646,504
Premiums and reinsurance balances receivable, net of allowances for
uncollectible amounts of $100,000 at 3/31/2020 and 12/31/2019	22,223,496	22,368,526
Ceded unearned premiums	806,586	822,818
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 at 3/31/2020 and 12/31/2019	11,318,422	11,036,170
Federal income taxes	1,381,140	192,559
Deferred policy acquisition costs, net	5,380,565	5,269,256
Property and equipment, at cost, net of accumulated depreciation of
$5,715,991 at 3/31/2020 and $5,619,706 at 12/31/2019	3,001,246	3,033,348
Other assets	1,135,653	1,239,794
Total assets	$164,557,129	$163,003,518
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$58,273,656	$56,838,307
Unearned premiums	29,817,121	30,392,817
Reinsurance balances payable	352,675	374,998
Corporate debt	9,472,566	3,475,088
Accrued expenses	2,967,292	4,216,988
Income taxes - deferred	—	39,213
Other liabilities	903,432	1,324,273
Total liabilities	101,786,742	96,661,684
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,047,109)	(3,146,576)
Additional paid-in capital	32,658,165	32,703,209
Accumulated other comprehensive earnings, net of tax	1,243,090	2,953,936
Retained earnings	34,635,454	36,608,750
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,754,213)	(2,812,485)
Total equity	62,770,387	66,341,834
Total liabilities and equity	$164,557,129	$163,003,518

1Par value $0.01; authorized: 2020 - 10,000,000 shares and 2019 – 10,000,000 shares; issued: 2020 – 3,500,000 shares and 2019 – 3,500,000 shares;  outstanding: 2020 - 3,028,287 and 2019 - 3,014,941 shares.

22020 – 196,292 shares and 2019 – 203,811 shares

32020  –275,421 shares and 2019  –281,248 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	March 31,
	2020	2019
Net premiums earned	$13,013,989	$12,445,914
Net investment income	835,400	795,373
Net realized investment gains (losses)	95,632	(47,426)
Net unrealized (losses) gains on equity securities	(3,689,347)	1,840,418
Other income (loss)	50,198	(53,887)
Consolidated revenues	10,305,872	14,980,392
Losses and settlement expenses	7,842,082	9,607,290
Policy acquisition costs and other operating expenses	4,764,974	4,850,186
Interest expense on debt	35,328	32,014
General corporate expenses	174,421	143,161
Total expenses	12,816,805	14,632,651
(Loss) earnings before income taxes	(2,510,933)	347,741
Total income tax (benefit) expense	(537,637)	58,993
Net (loss) earnings	$(1,973,296)	$288,748

Other comprehensive (loss) earnings, net of tax	(1,710,846)	1,474,209
Comprehensive (loss) earnings	$(3,684,142)	$1,762,957

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.65)	$0.10
Diluted:
Diluted net (loss) earnings per share	$(0.65)	$0.10

Weighted average number of common shares outstanding:
Basic	3,016,062	2,999,068
Diluted	3,020,458	3,000,770

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of common stock	—	(1,400)	—	—	—	—	(1,400)
Net earnings	—	—	—	—	288,748	—	288,748
Other comprehensive loss, net of tax	—	—	—	—	—	1,474,209	1,474,209
Restricted stock unit expense	—	—	—	18,773	—	—	18,773
ESOP compensation expense	—	—	57,790	21,640	—	—	79,430
Balance, March 31, 2019	$35,000	$(3,001,395)	$(2,989,065)	$32,545,836	$32,603,153	$1,259,530	$60,453,059

1See discussion of Accounting Standards Update 2016-01 adoption in 2019 10-K, Note 1 - Summary of Significant Accounting Policies

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)	$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Net (loss)	—	—	—	—	(1,973,296)	—	(1,973,296)
Other comprehensive (loss), net of tax	—	—	—	—	—	(1,710,846)	(1,710,846)
Restricted stock unit expense	—	99,467	—	(62,540)	—	—	36,927
ESOP compensation expense	—	—	58,272	17,496	—	—	75,768
Balance, March 31, 2020	$35,000	$(3,047,109)	$(2,754,213)	$32,658,165	$34,635,454	$1,243,090	$62,770,387

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(1,973,296)	$288,748
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities
Net realized investment (losses) gains	(95,632)	47,426
Net unrealized losses (gains) on equity securities	3,689,347	(1,840,418)
Depreciation	167,079	199,126
Deferred income tax	(776,673)	375,879
Amortization of bond premium and discount	46,198	57,625
Stock-based compensation expense	112,695	98,203
Change in:
Accrued investment income	(49,265)	(33,248)
Premiums and reinsurance balances receivable	145,030	(676,696)
Ceded unearned premiums	16,232	12,371
Reinsurance balances payable	(22,323)	3,551,227
Reinsurance balances recoverable	(282,252)	(8,372,725)
Deferred policy acquisition costs	(111,309)	3,718
Unpaid losses and settlement expenses	1,435,349	9,569,902
Unearned premiums	(575,696)	10,510
Accrued expenses	(1,249,696)	(1,965,886)
Current federal income tax	3,497	(152,343)
Other	(316,700)	(45,124)
Net cash provided by operating activities	162,585	1,128,295
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(5,105,043)	(4,902,758)
Common stocks	(592,329)	(617,566)
Preferred stocks	(1,548,172)	—
Other invested assets	(821,500)	(104,000)
Property held for investment	(28,573)	(50)
Property and equipment	(108,096)	(75,726)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	3,802,593	5,778,893
Common stocks	524,818	553,413
Preferred stocks	91,838	—
Property and equipment	3,835	5,268
Net cash (used in) provided by investing activities	(3,780,629)	637,474
Cash flows from financing activities:
Proceeds from loans	6,000,000	—
Repayments of borrowed funds	(2,522)	—
Purchase of common stock	—	(1,400)
Net cash provided by (used in) financing activities	5,997,478	(1,400)
Net increase in cash and cash equivalents	2,379,434	1,764,369
Cash and cash equivalents at beginning of year	6,626,585	4,644,784
Cash and cash equivalents at end of period	$9,006,019	$6,409,153
Supplemental information:
Federal income tax recovered	$—	$164,543
Interest paid	35,300	—

See accompanying notes to consolidated financial statements.

~  6  ~

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 26.5% and 29.6% of the premium is written in Illinois for the three months ended March 31, 2020 and 2019, respectively. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019 (the “2019 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2020, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported its significant accounting policies in the 2019 10-K.

D. PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2019 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies later in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

~  7  ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2020 and 2019, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2020	2019
Automobiles	$521,010	$505,788
Furniture and fixtures	471,215	457,218
Computer equipment and software	3,855,126	3,823,416
Home office	3,869,886	3,866,632
Total cost	8,717,237	8,653,054
Accumulated depreciation	(5,715,991)	(5,619,706)
Net property and equipment	$3,001,246	$3,033,348

F.     COMPREHENSIVE EARNINGS

Comprehensive (loss) earnings include net (loss) earnings plus unrealized (gains) losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate.  Other comprehensive (loss) earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) expense of $(595,473) and $419,383 for the three months ended March 31, 2020 and 2019, respectively.

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Three-Month Periods Ended March 31,
	2020	2019
Beginning balance	$2,953,936	$(1,580,976)
Cumulative effect of adoption of ASU 2016-01	-	1,366,297
Adjusted beginning balance	2,953,936	(214,679)
Oher comprehensive (loss) earnings before reclassifications	(1,526,960)	1,436,742
Amount reclassified from accumulated other comprehensive (loss) earnings	(183,886)	37,467
Net current period other comprehensive (loss) earnings	(1,710,846)	1,474,209
Ending balance	$1,243,090	$1,259,530

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on investments:
Unrealized holding (losses) gains arising during the period	$(2,171,314)	$644,354	$(1,526,960)	$1,866,085	$(429,343)	$1,436,742
Reclassification adjustment for (gains) losses included in net earnings	(232,767)	48,881	(183,886)	47,426	(9,959)	37,467
Total other comprehensive (loss) earnings	$(2,404,081)	$693,235	$(1,710,846)	$1,913,511	$(439,302)	$1,474,209

~  8  ~

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Three-Month Periods Ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2020	2019	where Net Earnings is Presented
Unrealized (gains) losses on AFS investments:
	$(232,767)	$47,426	Net realized investment (gains) losses
	48,881	(9,959)	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$(183,886)	$37,467

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

Available-for-Sale Fixed Maturity and Equity Securities

The following tables are a summary of the proceeds from sales, maturities, and calls of AFS fixed maturity and equity securities and the related gross realized gains and losses.

	For the Three-Months Ended March 31,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2020
Fixed maturity securities	$3,802,593	$233,693	$(926)	$232,767
Common stocks	524,818	47,126	(173,499)	(126,373)
Preferred stocks	91,838	—	(10,762)	(10,762)
2019
Fixed maturity securities	$5,778,893	$25,589	$(11,619)	$13,970
Common stocks	553,413	63,577	(124,973)	(61,396)

The amortized cost and estimated fair value of fixed income securities at March 31, 2020, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,228,198	$3,242,332
Due after one year through five years	18,003,293	18,394,229
Due after five years through 10 years	15,530,315	15,833,388
Due after 10 years	19,380,384	20,331,864
Asset and mortgage backed securities without a specific due date	33,479,339	33,387,560
Redeemable preferred stocks	215,805	221,438
Total fixed maturity securities	$89,837,334	$91,410,811

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~  9  ~

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at March 31, 2020 and December 31, 2019:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,761	$1,392,031	$39,270	$—
MBS/ABS/CMBS	33,479,339	33,387,560	585,105	(676,884)
Corporate	38,473,713	39,357,281	1,516,966	(633,398)
Municipal	16,315,716	17,052,501	827,188	(90,403)
Redeemable preferred stock	215,805	221,438	6,270	(637)
Total fixed maturity securities	$89,837,334	$91,410,811	$2,974,799	$(1,401,322)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$800,462	$800,219	$684	$(927)
MBS/ABS/CMBS	33,802,911	34,290,995	540,743	(52,659)
Corporate	39,442,202	41,915,103	2,482,378	(9,477)
Municipal	14,302,840	15,081,255	808,081	(29,666)
Total fixed maturity securities	$88,348,415	$92,087,572	$3,831,886	$(92,729)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $9,555,196 and $9,909,462 and commercial mortgage backed securities of $13,136,719 and $13,408,898 at March 31, 2020 and December 31, 2019, respectively.

~  10  ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019. The tables segregate the securities based on type, noting the fair value, cost (or amortized cost), and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2020			December 31, 2019
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$—	$—	$—	$699,391	$699,391
Amortized cost	—	—	—	—	700,318	700,318
Unrealized loss	—	—	—	—	(927)	(927)
MBS/ABS/CMBS
Fair value	12,453,701	1,894,665	14,348,366	6,398,581	5,056,732	11,455,313
Amortized cost	12,969,112	2,056,138	15,025,250	6,420,488	5,087,484	11,507,972
Unrealized loss	(515,411)	(161,473)	(676,884)	(21,907)	(30,752)	(52,659)
Corporate
Fair value	6,799,881	—	6,799,881	1,396,706	—	1,396,706
Amortized cost	7,433,279	—	7,433,279	1,406,183	—	1,406,183
Unrealized loss	(633,398)	—	(633,398)	(9,477)	—	(9,477)
Municipal
Fair value	3,446,768	—	3,446,768	1,969,468	—	1,969,468
Amortized cost	3,537,171	—	3,537,171	1,999,134	—	1,999,134
Unrealized loss	(90,403)	—	(90,403)	(29,666)	—	(29,666)
Subtotal, fixed income
Fair value	22,700,350	1,894,665	24,595,015	9,764,755	5,756,123	15,520,878
Amortized cost	23,939,562	2,056,138	25,995,700	9,825,805	5,787,802	15,613,607
Unrealized loss	(1,239,212)	$(161,473)	$(1,400,685)	$(61,050)	$(31,679)	$(92,729)
Redeemable preferred stock
Fair value	71,588	—	71,588	—	—	—
Cost	72,225	—	72,225	—	—	—
Unrealized loss	(637)	—	(637)	—	—	—
Total
Fair value	22,771,938	1,894,665	24,666,603	9,764,755	5,756,123	15,520,878
Amortized cost	24,011,787	2,056,138	26,067,925	9,825,805	5,787,802	15,613,607
Unrealized loss	$(1,239,849)	$(161,473)	$(1,401,322)	$(61,050)	$(31,679)	$(92,729)

The fixed income portfolio contained 57 securities in an unrealized loss position as of March 31, 2020. Of these 57 securities, 4 have been in an unrealized loss position for 12 consecutive months or longer and represent $161,473 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first three months ended March 31, 2020. For all fixed income securities at a loss at March 31, 2020, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2020 and December 31, 2019.

~  11  ~

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized losses for the three months ended March 31, 2020 for equity securities held as of March 31, 2020 was $3,689,347.  Net unrealized gains for the three months ended March 31, 2019 for equity securities held as of March 31, 2019 was $1,840,418.

Other Invested Assets

Other invested assets includes membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018.  Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets includes privately held investments of $305,000, and notes issued for $625,000 and $650,000 on July 30, 2019 and January 28, 2020, respectively. Both notes bear interest at 6.5%, and are amortized over 20 years with a balloon payment due July 30, 2029.

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

~  12  ~

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

Assets measured at fair value on a recurring basis as of March 31, 2020, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,392,031	$—	$—	$1,392,031
MBS/ABS/CMBS	—	33,387,560	—	33,387,560
Corporate	—	39,357,281	—	39,357,281
Municipal	—	17,052,501	—	17,052,501
Redeemable preferred stocks	—	221,438	—	221,438
Total fixed maturity securities	1,392,031	90,018,780	—	91,410,811
Equity securities
Common stocks	10,752,130	—	—	10,752,130
Perpetual preferred stocks	—	1,393,890	—	1,393,890
Total equity securities	10,752,130	1,393,890	—	12,146,020
Total marketable investments measured at fair value	$12,144,161	$91,412,670	$—	$103,556,831

Assets measured at fair value on a recurring basis as of December 31, 2019, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$800,219	$—	$—	$800,219
MBS/ABS/CMBS	—	34,290,995	—	34,290,995
Corporate	—	41,915,103	—	41,915,103
Municipal	—	15,081,255	—	15,081,255
Total fixed maturity securities	800,219	91,287,353	—	92,087,572
Equity securities
Common stocks	14,448,773	—	—	14,448,773
Total marketable investments measured at fair value	$15,248,992	$91,287,353	$—	$106,536,345

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2020 and December 31, 2019. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the three-month periods ended March 31, 2020 and 2019.

~  13  ~

4.     DEBT

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

The Company also has borrowing capacity up to approximately $33 million in the aggregate from its membership with FHLBC.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. As part of the Company’s response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for the loan.

The total balance of the debt agreements at March 31, 2020 and December 31, 2019 was $9,472,566 and $3,475,088, respectively. The average interest rate on remaining debt was 2.2% as of March 31, 2020 and 3.7% as of December 31, 2019.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2020. The line of credit is priced at 30-day LIBOR plus 2% with a floor of 3.5%.  In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the three months ended March 31, 2020 and 2019. There are no financial covenants governing this agreement.

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

~  14  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2020	2019
WRITTEN
Direct	$14,794,534	$15,258,703
Reinsurance assumed	37,534	45,135
Reinsurance ceded	(2,377,544)	(2,835,043)
Net	$12,454,524	$12,468,795
EARNED
Direct	$15,362,814	$15,237,955
Reinsurance assumed	44,950	55,376
Reinsurance ceded	(2,393,775)	(2,847,417)
Net	$13,013,989	$12,445,914
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$8,761,679	$14,716,353
Reinsurance assumed	26,518	46,306
Reinsurance ceded	(946,115)	(5,155,369)
Net	$7,842,082	$9,607,290

~  15  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	6,245	8,359
Prior years	1,597	1,248
Total incurred	7,842	9,607
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,204	1,592
Prior years	5,484	6,818
Total paid	6,688	8,410
Net unpaid losses and settlement expense - end of the period	46,956	45,908
Plus: Reinsurance recoverable on unpaid losses	11,318	15,109
Gross unpaid losses and settlement expense - end of the period	$58,274	$61,017

Net unpaid losses and settlement expense increased $1,048,000, or 2.3%, in the three months ended March 31, 2020 as compared to the same period in 2019. For the three months ended March 31, 2020 and 2019, we experienced unfavorable development of $1,597,000 and $1,248,000, respectively. The 2020 increase in unfavorable development was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Business Owners and Liquor Liability lines of business were the primary drivers of adverse development for the three months ended March 31, 2019.

~  16  ~

7.     INCOME TAXES

The Company’s effective tax rate for the three month period ended March 31, 2020, was 21.4%, compared to 17.0% for the same period in 2019. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three month periods ended March 31, 2020 and 2019, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	March 31,
	2020	2019
Provision for income taxes at the statutory federal tax rates	$(527,296)	$73,025
Increase (reduction) in taxes resulting from:
Dividends received deduction	(6,535)	(9,763)
Tax-exempt interest income	(15,480)	(23,166)
Proration of tax-exempt interest and dividends received deduction	5,368	8,232
Officer life insurance, net	803	3,578
Nondeductible expenses	5,503	7,087
Total	$(537,637)	$58,993

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of March 31, 2020 and December 31, 2019, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2016 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. No contributions to the ESOP were made during the three months ended March 31, 2020 and 2019, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2020, we recognized compensation expense of $75,768 related to 5,827 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2020. Of the 5,827 shares committed to be released, 1,985 shares were committed on March 31, 2020 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2020. For the three months ended March 31, 2019, we recognized compensation expense of $79,430 related to 5,779 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2019. Of the 5,779 shares committed to be released at December 31, 2019,  1,991 shares were committed on March 31, 2019 and had no impact on the weighted average common shares outstanding for the three and three months ended March 31, 2019.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019 and April 2020. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of March 31, 2020,  13,071 and 11,700 RSUs have been granted at a fair market value of $13.70 and $15.10, respectively. We recognized $36,927 and $18,773 of expense on these units in the three months ended March 31, 2020 and March 31, 2019, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $160,039 as of March 31, 2020, which will be recognized over the remainder of the three-year vesting periods.

9.     SUBSEQUENT EVENTS

In April 2020, the Company submitted an application to Quad City Bank & Trust, which it approved, pursuant to the Small Business Association, which it approved, for a loan to be made in association with the federally authorized Paycheck Protection Program (Program). The approximate amount of such approved loan is $1.6 million. In accordance with the interim Department of Treasury regulations, portions of this loan amount utilized by the Company for qualifying business expenses as authorized by the Program may be eligible for forgiveness without debt relief income effect to the Company.

The Company obtained in May 2020 a $4.0 million loan from the Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections as a result of the Company’s announcement in March 2020 to temporarily suspend all insurance premium billing for 30 days.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2019 Annual Report on Form 10-K and those listed below:

•	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
•	future economic conditions in the markets in which we compete that are less favorable than expected;
•	our ability to expand geographically;
•	the effects of weather-related and other catastrophic events, including those related to health emergencies and the spread of infectious diseases and pandemics;
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

Overview

ICC is a regional property and casualty insurance company incorporated in Illinois and focused exclusively on the food and beverage industry. On the effective date of the mutual-to-public company conversion, ICC became a wholly owned subsidiary of ICC Holdings, Inc.

For the three months ended March 31, 2020, we had direct written premiums of $14,795,000, net premiums earned of $13,014,000, and net loss of $1,950,000. For the three months ended March 31, 2019, we had direct premiums written of $15,259,000, net premiums earned of $12,446,000, and net earnings of $289,000. At March 31, 2020, we had total assets of $164,558,000 and equity of $62,794,000. At December 31, 2019, we had total assets of $163,004,000 and equity of $66,342,000.

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

Net premiums earned

Premiums earned is the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2020, one-half of the premiums would be earned in 2020 and the other half would be earned in 2021.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings unrealize gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized losses on equity securities were $3,689,000 for the three months ended March 31, 2020 and unrealized gains were $1,840,000 for the three months ended March 31, 2019. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

Losses and settlement expense ratio

The losses and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to net premiums earned. We measure the losses and settlement expense ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures losses and settlement expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and settlement expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

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

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and settlement expense, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from earned premiums. Each of these items is presented as a caption in our statements of earnings.

Net earnings (loss) and return on average equity

We use net earnings (loss) to measure our profit and return on average equity to measure our effectiveness in utilizing equity to generate net earnings. In determining return on average equity for a given year, net earnings (loss) is divided by the average of the beginning and ending equity for that year.

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment. In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we announced that we would be temporarily suspending all insurance premium billing for 30 days.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	March 31,
(In thousands)	2020	2019
Revenues
Total premiums earned	$13,014	$12,446
Investment income, net of investment expense	835	795
Realized investment gains (losses), net	96	(47)
Net unrealized (losses) gains on equity securities	(3,689)	1,840
Other income (loss)	50	(54)
Total revenues	$10,306	$14,980
Summarized components of net earnings
Underwriting income (loss)¹	$407	$(2,011)
Investment income, net of investment expense	835	795
Realized investment gains (losses), net	96	(47)
Net unrealized (losses) gains on equity securities	(3,689)	1,840
Other income (loss)	50	(54)
General corporate expenses	175	143
Interest expense	35	32
(Loss) earnings, before income taxes	(2,511)	348
Income tax (benefit) expense	(538)	59
Net (loss) earnings	$(1,973)	$289
Total other comprehensive (loss) earnings	(1,711)	1,474
Comprehensive (loss) earnings	$(3,684)	$1,763

1Calculated by subtracting the sum of loss and settlement expenses (2020 - $7,842 and 2019 - $9,607) and policy and acquisition costs and other operating expenses (2020 - $4,765 and 2019 - $4,850) from net premiums earned (2020 - $13,014 and 2019 - $12,446).

	For the Three-Months Ended March 31,
	2020	2019
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	60.26%	77.19%
Expense ratio[2]	36.61%	38.97%
Combined ratio[3]	96.87%	116.16%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended March 31, 2020 and 2019:

Premiums

Direct premiums written decreased by $464,000, or -3.0%, to $14,795,000 for the three months ended March 31, 2020 from $15,259,000 for the same period of 2019. Net written premium decreased by $14,000, or -0.1%, to $12,455,000 for the three months ended March 31, 2020 from $12,469,000 for the same period in 2019. Net premiums earned grew by $568,000, or 4.6%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to increased rate and organic growth including the impact of recent geographical expansion efforts.

~  23  ~

For the three months ended March 31, 2020, we ceded to reinsurers $2,394,000 of earned premiums, compared to $2,847,000 of earned premiums for the three months ended March 31, 2019. Ceded earned premiums as a percent of direct premiums written was 16.2% in the three months ended March 31, 2020, and 18.7% in the three months ended March 31, 2019.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $104,000 or 192.6% during the three months ended March 31, 2020 as a result of a decrease in premiums written off as compared to the same period in 2019.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Three-Months Ended
	March 31,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	6,245	8,359
Prior years	1,597	1,248
Total incurred	7,842	9,607
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,204	1,592
Prior years	5,484	6,818
Total paid	6,688	8,410
Net unpaid losses and settlement expense - end of the period	46,956	45,908
Plus: Reinsurance recoverable on unpaid losses	11,318	15,109
Gross unpaid losses and settlement expense - end of the period	$58,274	$61,017

Net unpaid losses and settlement expense decreased $1,048,000, or 2.3%, in the three months ended March 31, 2020 as compared to the same period in 2019. For the three months ended March 31, 2020 and 2019, we experienced unfavorable development of $1,597,000 and $1,248,000, respectively. The 2020 increase in unfavorable development was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Business Owners and Liquor Liability lines of business were the primary drivers of adverse development for the three months ended March 31, 2019.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $1,765,000, or -18.4%, to $7,842,000 for the three months ended March 31, 2020, from $9,607,000 for the same period in 2019. Losses and settlement expenses decreased for the three months ended March 31, 2020, primarily due to higher property losses experienced during the three months ended March 31, 2019.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $85,000, or 1.8%, to $4,765,000 for the three months ended March 31, 2020 from $4,850,000 for the same period in 2019.

~  24  ~

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 236 basis points from 38.97% to 36.61% for the three months ended March 31, 2020 as compared to 2019. This decrease was primarily driven by an increase in earned premiums and minimal change in our underwriting expenses.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $32,000, or 22.4%, in the three months ended March 31, 2020 as compared to the same period in 2019.

Investment Income

Net investment income increased by $40,000, or 5.0%, to $835,000 for the three months ended March 31, 2020, as compared to $795,000 for the same period in 2019.

Interest Expense

Interest expense increased slightly to $35,000 for the three months ended March 31, 2020, from $32,000 for the same period during 2019. This increase is due to $3,000 in accrued interest expense for the $6 million FHLBC borrowing in March 2020.

Income Tax Expense

We reported income tax benefit of $538,000 and expense of $59,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in income tax benefit in 2020 relates to a pretax loss for the three months ended March 31, 2020, compared to pretax earnings for the same period in 2019. Our effective tax rate for the three months ended March 31, 2020 was 21.4%, compared to 17.0% for the same period in 2019. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  25  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	March 31,	December 31,
	2020	2019
(In thousands)	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $89,837 at 3/31/2020	$91,410	$92,087
and $88,348 at 12/31/2019)
Common stocks at fair value	10,752	14,449
Preferred stocks at fair value	1,394	—
Other invested assets	1,700	878
Property held for investment, at cost, net of accumulated depreciation of	4,352	4,354
$363 at 3/31/2020 and $332 at 12/31/2019
Cash and cash equivalents	9,006	6,627
Total investments and cash	118,614	118,395
Accrued investment income	696	646
Premiums and reinsurance balances receivable, net of allowances for	22,223	22,369
uncollectible amounts of $100 at 3/31/2020 and 12/31/2019
Ceded unearned premiums	807	823
Reinsurance balances recoverable on unpaid losses and settlement	11,318	11,036
expenses, net of allowances for uncollectible amounts of
$0 at 3/31/2020 and 12/31/2019
Federal income taxes	1,382	193
Deferred policy acquisition costs, net	5,381	5,269
Property and equipment, at cost, net of accumulated depreciation of	3,001	3,033
$5,716 at 3/31/2020 and $5,620 at 12/31/2019
Other assets	1,135	1,240
Total assets	$164,557	$163,004

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$58,274	$56,838
Unearned premiums	29,817	30,393
Reinsurance balances payable	353	375
Corporate debt	9,473	3,475
Accrued expenses	2,967	4,217
Income taxes - deferred	—	39
Other liabilities	903	1,325
Total liabilities	101,787	96,662

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,047)	(3,147)
Additional paid-in capital	32,658	32,703
Accumulated other comprehensive earnings, net of tax	1,243	2,954
Retained earnings	34,635	36,609
Less: Unearned ESOP shares at cost[3]	(2,754)	(2,812)
Total equity	62,770	66,342
Total liabilities and equity	$164,557	$163,004

1 Par value $0.01; authorized: 2020 - 10,000 shares and 2019 – 10,000 shares; issued: 2020 – 3,500 shares and 2019 – 3,500 shares;  outstanding: 2020 – 3,028 shares and 2019 – 3,015 shares.

22020 – 196 shares and 2019 – 204 shares

32020 – 275 shares and 2019 – 281 shares

~  26  ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2020	2019
Case reserves	$24,811	$24,370
IBNR reserves	22,145	21,432
Net unpaid losses and settlement expense	46,956	45,802
Reinsurance recoverable on unpaid loss and settlement expense	11,318	11,036
Reserves for unpaid loss and settlement expense	$58,274	$56,838

As of March 31, 2020, the Company had received 717 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2020 and December 31, 2019.

As of March 31, 2020

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,195	$18,755	$36,950
Property	3,063	60	3,123
Other	3,553	3,330	6,883
Total net reserves	24,811	22,145	46,956
Reinsurance recoverables	4,163	7,155	11,318
Gross reserves	$28,974	$29,300	$58,274

As of December 31, 2019

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$18,406	$18,249	$36,655
Property	2,706	(178)	2,528
Other	3,258	3,361	6,619
Total net reserves	24,370	21,432	45,802	$41,371	$47,312
Reinsurance recoverables	4,488	6,548	11,036	11,067	15,046
Gross reserves	$28,858	$27,980	$56,838	$52,438	$62,358

~  27  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2020 and 2019, we experienced unfavorable development of $1,597,000 and $1,248,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2019 at $45,802,000. As of March 31, 2020, that reserve was re-estimated at $47,399,000, which is $1,597,000, or 3.5%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.0)% to 7.5%. As shown in the table below, since 2015 the variance in our originally estimated accident year selections range from (4.1)% deficient to 9.4% redundant as of March 31, 2020.

~  28  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2015	2016	2017	2018	2019
As originally estimated	$24,293	$25,619	$29,801	$29,762	$33,563
As estimated at March 31, 2020	22,011	25,437	29,809	28,299	34,955
Net cumulative (deficiency) redundancy	$2,282	$183	$(8)	$1,463	$(1,392)
% (deficiency) redundancy	9.4%	0.7%	(0.0)%	4.9%	(4.1)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31, 2019
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$41,371	5.3%
Recorded	45,802	0.0%
High End	47,312	(1.8)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of December 31, 2019, the loss and settlement expense reserves would increase by $0.4 million before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2019 by $0.3 million. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2019, the net loss and settlement expense reserves at December 31, 2019 would be reduced by $5.6 million with corresponding increases in net earnings and equity of $4.4 million.

Investments

Our investments are primarily composed of fixed maturity debt securities, and both common and preferred stock equity securities. We categorize all our debt securities as available-for-sale (AFS), which are carried at fair as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our AFS securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS/ABS/CMBS	$12,453	$(516)	$1,895	$(161)	$14,348	$(677)
Corporate	6,800	(633)	—	—	6,800	(633)
Municipal	3,447	(90)	—	—	3,447	(90)
Redeemable preferred stock	72	(1)	—	—	72	(1)
Total temporarily impaired fixed maturity securities	$22,772	$(1,240)	$1,895	$(161)	$24,667	$(1,401)

~  29  ~

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$699	$(1)	$699	$(1)
MBS/ABS/CMBS	6,399	(22)	5,057	(31)	11,456	(53)
Corporate	1,397	(9)	—	—	1,397	(9)
Municipal	1,969	(30)	—	—	1,969	(30)
Total temporarily impaired fixed maturity securities	$9,765	$(61)	$5,756	$(32)	$15,521	$(93)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $1.6 million from a gain of $2,473,000 at the end of 2019 to a gain of $884,000 as of March 31, 2020. The share decrease in unrealized gain (loss) was driven by decidedly risk-off tone in the capital markets in March due to COVID-19. The average spread of the Corporate bond index widened over 270 bps in March 2020, generating negative excess return of over 1,100 bps. This move to wider spreads more than offset the benefits reaped from the drop in Treasury rates.

Municipal Bonds

The net unrealized gain in the Municipal portfolio fell from $778,000 at the end of 2019 to $737,000 at the end of March 2020, a decrease of $231,000. Municipal spreads widened during the quarter on COVID-19 concerns, but not as much as Corporates. As a result, most of the negative impact on Municipal prices from spreads widening was offset by the positive impact from Treasury rates dropping. The decrease in unrealized gains during the quarter was, therefore, driven by the fact that we realized about $330,000 in gains from the Municipal portfolio in early March 2020.

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

For the three months ended March 31, 2020, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

~  30  ~

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2020 and December 31, 2019, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2020 and December 31, 2019, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Deferred acquisition costs	$5,381	$5,269
Unearned premium reserves	29,817	30,393

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

As of March 31, 2020 and December 31, 2019, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2016 through current year are open for examination.

Other Assets

As of March 31, 2020 and December 31, 2019, other assets totaled $1,135,000 and $1,240,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees.

~  31  ~

Outstanding Debt

As of March 31, 2020 and December 31, 2019, outstanding debt balances totaled $9,473,000 and $3,475,000, respectively. The average rate on remaining debt was 2.2% and 3.7% as of March 31, 2020 and December 31, 2019, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with American Bank & Trust in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

The Company also has borrowing capacity up to approximately $33 million in the aggregate from its membership with FHLBC.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. As part of the Company’s response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from the Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan. The Company also obtained in May 2020 a $4.0 million loan from the FHLBC as an additional precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections as a result of the Company’s announcement in March 2020 to temporarily suspend all insurance premium billing for 30 days. The Company pledged an additional $7.4 million of fixed income securities as collateral for both FHLBC loans.

Revolving Line of Credit

We also maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is renewed annually with a current expiration of August 5, 2020. The line of credit is priced at 30 day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There were no borrowings outstanding and there was no interest paid on the line of credit during the three months ended March 31, 2020 and 2019. There are no financial covenants governing this agreement.

ESOP

In connection with our converstion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019 and April 2020. The RSUs vest 1/3 over three years from the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash used in investing activities during the three months ended March 31, 2020 compared to the same period in 2019 relates to purchases of both fixed maturity securities and preferred stocks. The increase in cash provided by financing activities during the three months ended March 31, 2020 compared to the

~  32  ~

same period in 2019 relates to a $6.0 million loan obtained from FHLBC during the first quarter of 2020. See Note 4 – Debt and Note 9 – Subsequent Events of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$163	$1,128
Net cash (used in) provided by investing activities	(3,781)	637
Net cash provided by (used in) financing activities	5,997	(1)
Net increase in cash and cash equivalents	$2,379	$1,764

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

The following table summarizes, as of March 31, 2020, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations. As of March 31, 2020, the Company had received 717 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$58,274	$20,050	$20,946	$11,742	$5,536
Debt obligations	10,107	154	3,852	6,101	—
Operating lease obligations	445	388	57	—	—
Total	$68,826	$20,592	$24,855	$17,843	$5,536

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

~  33  ~

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

The average maturity of the debt securities in our investment portfolio at March 31, 2020, was 8.30 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	March 31, 2020
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(9,287)	$82,124
100 basis point increase	(4,854)	86,557
No change	—	91,411
100 basis point decrease	3,428	94,839
200 basis point decrease	4,735	96,146

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

~  34  ~

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and filed with the SEC on March 30, 2020.

The COVID-19 pandemic is adversely affecting, and will likely continue to adversely affect, our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence.  In addition, the pandemic has resulted in temporary closures of many businesses, especially bars and restaurants, and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint.  The pandemic has caused us, and could continue to cause us, to recognize losses in our investment portfolios and increases in our allowance for losses.  Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets.  Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital and surplus, or result in downgrades in our A.M. Best ratings.  The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth.  The success of these measures is unknown, and they may not

~  36  ~

be sufficient to fully mitigate the negative impact of the pandemic.  Additionally, some measures, such as a suspension of insurance premium payments and the reduction in interest rates to near zero, may have a negative impact on our business, financial condition, liquidity, and results of operations.  We also may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensations exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. These potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from an economic downturn.

The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued requests for deferral of premium payments, reduced revenues in our businesses, and increased customer defaults.  Furthermore, the U.S. economy is likely to experience a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

There is a high degree of uncertainty regarding the implementation and impact of the PPP. There can be no assurance as to whether we will be able to benefit from the proceeds received from the PPP loan.

In April 2020, we closed on a loan of $1.6 million under the PPP of the CARES Act, or the PPP loan, all or a portion of which may be forgiven dependent on our use of proceeds. The PPP loan matures in the second quarter of 2022 and bears interest at a rate of 1.0% per annum. Commencing the fourth quarter of 2020, we will begin making loan payments. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP loan will ultimately be forgiven by the SBA.

The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP loan and that our receipt of the PPP loan is consistent with the broad objectives of the PPP and the CARES Act, the certification described above does not contain any objective criteria as of this date and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. On May 13, 2020, the SBA updated its Frequently Asked Questions by adding Questions 46 and 47, which relate to how the SBA will review borrowers’ required good-faith certification concerning the necessity of their loan request and extending the safe harbor deadline to May 18, 2020 to return proceeds. As a result of this guidance, the SBA, in consultation with the Department of the Treasury, established a safe harbor regarding the certification which provides that any borrower that, together with its affiliates, received loans under the PPP with an original principal amount of less than $2 million will be deemed to have made the required certification concerning the necessity of the loan request in good faith. Additionally, if the SBA determines in the course of its review that a borrower lacked adequate basis for the required certification concerning the necessity of the loan request, the SBA will seek repayment of the outstanding loan balance and will inform the lender that the borrower is not eligible for loan forgiveness. If the borrower repays the loan after receiving notification from the SBA, the SBA will not pursue administrative enforcement or referrals to other agencies based on its determination with respect to the certification concerning necessity of the loan request. However, the SBA did not provide any additional guidance regarding this certification regarding loan necessity. The lack of clarity as of the date of this Report regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans.

If, despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to receive the PPP loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loan, including the False Claims Act, and we do not, or are unable to, repay the outstanding balance of the PPP

~  37  ~

loan, we may be subject to penalties, including significant civil, criminal and administrative penalties. In the event that we seek forgiveness of all or a portion of the PPP loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

~  38  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
January 1 - January 31, 2020	-	$-	-	$2,853,409
February 1 - February 29, 2020	-	-	-	2,853,409
March 1 - March 31, 2020	-	-	-	2,853,409
Total	-	$-	-

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.
(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2020.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  41  ~