Form 10-Q
period 2020-06-30
ICC Holdings, Inc.
filed 2020-08-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the registrant’s common stock outstanding as of August 7, 2020 was 3,297,608.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (cost or amortized cost - $91,837,051 at
6/30/2020 and $88,348,415 at 12/31/2019)	$97,872,904	$92,087,572
Common stocks at fair value	11,702,141	14,448,773
Preferred stocks at fair value	1,555,041	—
Other invested assets	1,779,572	877,900
Property held for investment, at cost, net of accumulated depreciation of
$400,755 at 6/30/2020 and $332,218 at 12/31/2019	5,547,594	4,353,713
Cash and cash equivalents	13,028,212	6,626,585
Total investments and cash	131,485,464	118,394,543
Accrued investment income	680,468	646,504
Premiums and reinsurance balances receivable, net of allowances for
uncollectible amounts of $100,000 at 6/30/2020 and 12/31/2019	25,071,888	22,368,526
Ceded unearned premiums	855,067	822,818
Reinsurance balances recoverable on unpaid losses and settlement expenses,
net of allowances for uncollectible amounts of $0 at 6/30/2020 and 12/31/2019	19,462,599	11,036,170
Federal income taxes	378,058	192,559
Deferred policy acquisition costs, net	5,486,019	5,269,256
Property and equipment, at cost, net of accumulated depreciation of
$5,818,924 at 6/30/2020 and $5,619,706 at 12/31/2019	2,928,196	3,033,348
Other assets	2,079,915	1,239,794
Total assets	$188,427,674	$163,003,518
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$66,415,119	$56,838,307
Unearned premiums	30,213,110	30,392,817
Reinsurance balances payable	1,399,861	374,998
Corporate debt	15,100,173	3,475,088
Accrued expenses	3,117,682	4,216,988
Income taxes - deferred	375,766	39,213
Other liabilities	4,637,178	1,324,273
Total liabilities	121,258,889	96,661,684
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,019,154)	(3,146,576)
Additional paid-in capital	32,663,641	32,703,209
Accumulated other comprehensive earnings, net of tax	4,767,819	2,953,936
Retained earnings	35,417,419	36,608,750
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,695,940)	(2,812,485)
Total equity	67,168,785	66,341,834
Total liabilities and equity	$188,427,674	$163,003,518

1Par value $0.01; authorized: 2020 - 10,000,000 shares and 2019 – 10,000,000 shares; issued: 2020 – 3,500,000 shares and 2019 – 3,500,000 shares; outstanding: 2020 –  3,032,686 and 2019 - 3,014,941 shares.

22020 – 197,720 shares and 2019 – 203,811 shares

32020 – 269,594 shares and 2019 – 281,248 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2020	2019
Net premiums earned	$11,374,746	$13,094,222
Net investment income	908,550	800,130
Net realized investment (losses) gains	(438,619)	647,068
Net unrealized gains (losses) on equity securities	2,709,763	(116,691)
Other income	69,069	122,812
Consolidated revenues	14,623,509	14,547,541
Losses and settlement expenses	9,208,484	8,900,732
Policy acquisition costs and other operating expenses	4,254,266	4,958,594
Interest expense on debt	56,721	31,881
General corporate expenses	125,335	137,290
Total expenses	13,644,806	14,028,497
Earnings before income taxes	978,703	519,044
Total income tax expense	196,738	76,953
Net earnings	$781,965	$442,091

Other comprehensive earnings, net of tax	3,524,729	1,245,804
Comprehensive earnings	$4,306,694	$1,687,895

Earnings per share:
Basic:
Basic net earnings per share	$0.26	$0.15
Diluted:
Diluted net earnings per share	$0.26	$0.15

Weighted average number of common shares outstanding:
Basic	3,029,693	3,007,685
Diluted	3,036,116	3,010,712

See accompanying notes to consolidated financial statements

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2020	2019
Net premiums earned	$24,388,735	$25,540,136
Net investment income	1,743,950	1,595,503
Net realized investment (losses) gains	(342,987)	599,642
Net unrealized (losses) gains on equity securities	(979,584)	1,723,727
Other income	119,267	68,925
Consolidated revenues	24,929,381	29,527,933
Losses and settlement expenses	17,050,566	18,508,022
Policy acquisition costs and other operating expenses	9,019,240	9,808,780
Interest expense on debt	92,049	63,895
General corporate expenses	299,756	280,451
Total expenses	26,461,611	28,661,148
(Loss) earnings before income taxes	(1,532,230)	866,785
Total income tax (benefit) expense	(340,899)	135,946
Net (loss) earnings	$(1,191,331)	$730,839

Other comprehensive earnings, net of tax	1,813,883	2,720,013
Comprehensive earnings	$622,552	$3,450,852

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.39)	$0.24
Diluted:
Diluted net (loss) earnings per share	$(0.39)	$0.24

Weighted average number of common shares outstanding:
Basic	3,019,788	3,001,713
Diluted	3,026,210	3,004,739

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of common stock	—	(49,130)	—	—	—	—	(49,130)
Net earnings	—	—	—	—	730,839	—	730,839
Other comprehensive earnings, net of tax	—	—	—	—	—	2,720,013	2,720,013
Restricted stock unit expense	—	—	—	48,337	—	—	48,337
ESOP compensation expense	—	—	116,222	45,613	—	—	161,835
Balance, June 30, 2019	$35,000	$(3,049,125)	$(2,930,633)	$32,599,373	$33,045,244	$2,505,334	$62,205,193

1See discussion of Accounting Standards Update 2016-01 adoption in 2019 10-K, Note 1 - Summary of Significant Accounting Policies

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)	$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Purchase of common stock	—	(15,958)	—	—	—	—	(15,958)
Net (loss)	—	—	—	—	(1,191,331)	—	(1,191,331)
Other comprehensive earnings, net of tax	—	—	—	—	—	1,813,883	1,813,883
Restricted stock unit expense	—	143,380	—	(61,959)	—	—	81,421
ESOP compensation expense	—	—	116,545	22,391	—	—	138,936
Balance, June 30, 2020	$35,000	$(3,019,154)	$(2,695,940)	$32,663,641	$35,417,419	$4,767,819	$67,168,785

See accompanying notes to consolidated financial statements.

~  6  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(1,191,331)	$730,839
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Net realized investment losses (gains)	342,987	(599,642)
Net unrealized losses (gains) on equity securities	979,584	(1,723,727)
Depreciation	338,409	401,419
Deferred income tax	(145,619)	406,991
Amortization of bond premium and discount	100,619	113,242
Stock-based compensation expense	220,357	210,172
Change in:
Accrued investment income	(33,964)	20,634
Premiums and reinsurance balances receivable	(2,703,362)	(998,495)
Ceded unearned premiums	(32,249)	(47,584)
Reinsurance balances payable	1,024,863	(560,369)
Reinsurance balances recoverable	(8,426,429)	(7,238,050)
Deferred policy acquisition costs	(216,763)	(245,200)
Unpaid losses and settlement expenses	9,576,812	9,816,461
Unearned premiums	(179,707)	1,339,650
Accrued expenses	(1,099,306)	(1,277,407)
Current federal income tax	(185,499)	(51,929)
Other	2,404,746	(281,986)
Net cash provided by operating activities	774,148	15,019
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(12,628,366)	(12,689,731)
Common stocks	(2,173,439)	(3,822,354)
Preferred stocks	(1,641,922)	—
Other invested assets	(901,500)	(113,300)
Property held for investment	(1,262,417)	(167,850)
Property and equipment	(175,151)	(202,250)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	9,384,229	13,750,473
Common stocks	3,260,997	4,677,473
Preferred stocks	145,490	—
Property and equipment	10,430	5,268
Net cash (used in) provided by investing activities	(5,981,649)	1,437,729
Cash flows from financing activities:
Proceeds from loans	11,629,800	—
Repayments of borrowed funds	(4,714)	(2,787)
Purchase of treasury stock	(15,958)	(49,130)
Net cash provided by (used in) financing activities	11,609,128	(51,917)
Net increase in cash and cash equivalents	6,401,627	1,400,831
Cash and cash equivalents at beginning of year	6,626,585	4,644,784
Cash and cash equivalents at end of period	$13,028,212	$6,045,615
Supplemental information:
Federal income tax recovered	$—	$164,543
Interest paid	82,000	31,800

See accompanying notes to consolidated financial statements.

~  7  ~

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 25.7% and 25.6% of the premium is written in Illinois for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, approximately 26.1% and 27.5% of the premium is written in Illinois, respectively. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019 (the “2019 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2020, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~  8  ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended June 30, 2020 and 2019, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2020	2019
Automobiles	$530,722	$505,788
Furniture and fixtures	469,659	457,218
Computer equipment and software	3,875,559	3,823,416
Home office	3,871,179	3,866,632
Total cost	8,747,120	8,653,054
Accumulated depreciation	(5,818,924)	(5,619,706)
Net property and equipment	$2,928,196	$3,033,348

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net (loss) earnings plus unrealized (gains) losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $271,932 and $636,537 for the six months ended June 30, 2020 and 2019, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale securities:

	Six-Month Periods Ended June 30,
	2020	2019
Beginning balance	$2,953,936	$(1,580,976)
Cumulative effect of adoption of ASU 2016-01	-	1,366,297
Adjusted beginning balance	2,953,936	(214,679)
Other comprehensive earnings before reclassification	2,086,077	2,837,836
Amount reclassified from accumulated other comprehensive earnings	(272,194)	(117,823)
Net current period other comprehensive earnings	1,813,883	2,720,013
Ending balance	$4,767,819	$2,505,334

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings, net of tax
Unrealized gains and losses on investments:
Unrealized holding gains arising during the period	$4,456,968	$(843,931)	$3,613,037	$1,576,968	$(224,377)	$1,352,591
Reclassification adjustment for losses included in net earnings	(111,782)	23,474	(88,308)	(135,173)	28,386	(106,787)
Total other comprehensive earnings	$4,345,186	$(820,457)	$3,524,729	$1,441,795	$(195,991)	$1,245,804

~  9  ~

	Six-Month Periods Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains arising during the period	$2,285,654	$(199,577)	$2,086,077	$3,443,053	$(605,217)	$2,837,836
Reclassification adjustment for (gains) included in net earnings	(344,549)	72,355	(272,194)	(149,143)	31,320	(117,823)
Total other comprehensive earnings	$1,941,105	$(127,222)	$1,813,883	$3,293,910	$(573,897)	$2,720,013

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Three-Month Periods Ended		Six-Month Period Ended
Details about Accumulated Other	June 30,		June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2020	2019	2020	2019	where Net Earnings is Presented
Unrealized (gains) losses on AFS investments:
	$(111,782)	$(135,173)	$(344,549)	$(149,143)	Net realized investment (gains)
	23,474	28,386	72,355	31,320	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$(88,308)	$(106,787)	$(272,194)	$(117,823)

G.     RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

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

	For the Three-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2020
Fixed maturity securities	$5,581,636	$111,782	$—	$111,782
Common stocks	2,736,179	329,296	(882,526)	(553,230)
Preferred stocks	53,652	2,829	—	2,829
2019
Fixed maturity securities	$7,971,580	$139,703	$(4,530)	$135,173
Common stocks	4,124,060	711,524	(199,629)	511,895

~  10  ~

	For the Six-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2020
Fixed maturity securities	$9,384,229	$345,475	$(926)	$344,549
Common stocks	3,260,997	376,422	(1,056,025)	(679,603)
Preferred stocks	145,490	2,829	(10,762)	(7,933)
2019
Fixed maturity securities	$13,750,473	$165,292	$(16,149)	$149,143
Common stocks	4,677,473	775,101	(324,602)	450,499

The amortized cost and estimated fair value of fixed income securities at June 30, 2020, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,225,054	$1,229,164
Due after one year through five years	17,358,664	18,537,886
Due after five years through 10 years	17,113,692	19,116,349
Due after 10 years	19,869,012	21,827,971
Asset and mortgage backed securities without a specific due date	36,054,824	36,934,688
Redeemable preferred stocks	215,805	226,846
Total fixed maturity securities	$91,837,051	$97,872,904

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at June 30, 2020 and December 31, 2019:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,753,081	$1,792,641	$39,560	$—
MBS/ABS/CMBS	36,054,824	36,934,688	1,155,282	(275,418)
Corporate	37,012,131	40,877,709	3,951,611	(86,033)
Municipal	16,801,210	18,041,020	1,253,021	(13,211)
Redeemable preferred stock	215,805	226,846	11,041	—
Total fixed maturity securities	$91,837,051	$97,872,904	$6,410,515	$(374,662)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$800,462	$800,219	$684	$(927)
MBS/ABS/CMBS	33,802,911	34,290,995	540,743	(52,659)
Corporate	39,442,202	41,915,103	2,482,378	(9,477)
Municipal	14,302,840	15,081,255	808,081	(29,666)
Total fixed maturity securities	$88,348,415	$92,087,572	$3,831,886	$(92,729)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $11,790,074 and $9,909,462 and commercial mortgage backed securities of $13,679,490 and $13,408,898 at June 30, 2020 and December 31, 2019, respectively.

~  11  ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019. The tables segregate the securities based on type, noting the fair value, cost or amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2020			December 31, 2019
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$—	$—	$—	$699,391	$699,391
Amortized cost	—	—	—	—	700,318	700,318
Unrealized loss	—	—	—	—	(927)	(927)
MBS/ABS/CMBS
Fair value	7,535,981	1,983,734	9,519,715	6,398,581	5,056,732	11,455,313
Amortized cost	7,751,022	2,044,111	9,795,133	6,420,488	5,087,484	11,507,972
Unrealized loss	(215,041)	(60,377)	(275,418)	(21,907)	(30,752)	(52,659)
Corporate
Fair value	1,657,745	—	1,657,745	1,396,706	—	1,396,706
Amortized cost	1,743,778	—	1,743,778	1,406,183	—	1,406,183
Unrealized loss	(86,033)	—	(86,033)	(9,477)	—	(9,477)
Municipal
Fair value	496,110	—	496,110	1,969,468	—	1,969,468
Amortized cost	509,321	—	509,321	1,999,134	—	1,999,134
Unrealized loss	(13,211)	—	(13,211)	(29,666)	—	(29,666)
Total
Fair value	9,689,836	1,983,734	11,673,570	9,764,755	5,756,123	15,520,878
Amortized cost	10,004,121	2,044,111	12,048,232	9,825,805	5,787,802	15,613,607
Unrealized loss	$(314,285)	$(60,377)	$(374,662)	$(61,050)	$(31,679)	$(92,729)

The fixed income portfolio contained 26 securities in an unrealized loss position as of June 30, 2020. Of these 26 securities, 4 have been in an unrealized loss position for 12 consecutive months or longer and represent $60,377 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first six months ended June 30, 2020. For all fixed income securities at a loss at June 30, 2020, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2020 and December 31, 2019.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains (losses) for the three and six months ended June 30, 2020 for equity securities held as of June 30, 2020 were $2,709,763 and $(979,584), respectively. Net unrealized (losses) gains for the three and six months ended June 30, 2019 for equity securities held as of June 30, 2019 were $(116,691) and $1,723,727, respectively.

Other Invested Assets

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

~  12  ~

In addition, other invested assets include privately held investments of $305,000, and notes issued for $625,000 and $650,000 on July 30, 2019 and January 28, 2020, respectively. Both notes bear interest at 6.5% and are amortized over 20 years with a balloon payment due July 30, 2029.

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

~  13  ~

Assets measured at fair value on a recurring basis as of June 30, 2020, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,792,641	$—	$—	$1,792,641
MBS/ABS/CMBS	—	36,934,688	—	36,934,688
Corporate	—	40,877,709	—	40,877,709
Municipal	—	18,041,020	—	18,041,020
Redeemable preferred stocks	—	226,846	—	226,846
Total fixed maturity securities	1,792,641	96,080,263	—	97,872,904
Equity securities
Common stocks	11,702,141	—	—	11,702,141
Perpetual preferred stocks	—	1,555,041	—	1,555,041
Total equity securities	11,702,141	1,555,041	—	13,257,182
Total marketable investments measured at fair value	$13,494,782	$97,635,304	$—	$111,130,086

Assets measured at fair value on a recurring basis as of December 31, 2019, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$800,219	$—	$—	$800,219
MBS/ABS/CMBS	—	34,290,995	—	34,290,995
Corporate	—	41,915,103	—	41,915,103
Municipal	—	15,081,255	—	15,081,255
Total fixed maturity securities	800,219	91,287,353	—	92,087,572
Equity securities
Common stocks	14,448,773	—	—	14,448,773
Total marketable investments measured at fair value	$15,248,992	$91,287,353	$—	$106,536,345

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020 and December 31, 2019. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the six-month periods ended June 30, 2020 and 2019.

~  14  ~

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

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. As part of the Company’s response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan. The Company also obtained in May 2020 a $4.0 million 0% interest, one-year loan from the FHLBC as an additional precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections as a result of the Company’s announcement in March 2020 to temporarily suspend all insurance premium billing for 30 days. The Company pledged an additional $7.4 million of fixed income securities as collateral for both FHLBC loans.

In April 2020, the Company obtained a $1.6 million loan (the PPP loan) from a commercial bank pursuant to the federally authorized Paycheck Protection Program (Program) administered by the Small Business Administration (the SBA). The PPP loan matures in the second quarter of 2022 and bears interest at a rate of 1.0% per annum. Commencing the fourth quarter of 2020, we will begin making loan payments. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the Paycheck Protection Program Flexibility Act of 2020 (the PPP Flexibility Act), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the Program) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years). The Company plans to apply for loan foregiveness in the third quarter of 2020 prior to making its first scheduled loan payment in the fourth quarter of 2020.

The total balance of the debt agreements at June 30, 2020 and December 31, 2019 was $15,100,173 and $3,475,088, respectively. The average interest rate on remaining debt was 1.5% as of June 30, 2020 and 3.7% as of December 31, 2019.

On July 30, 2020, the Company secured through FHLBC a fixed 0.74% borrowing rate for a future $4.0 million loan that becomes effective May 3, 2021, upon the maturity of the existing $4.0 million FHLBC loan.  No collateral was pledged for this forward advance.

Revolving Line of Credit

We maintain a revolving line of credit with American Bank & Trust, which permits borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and is expiring August 5, 2020. The line of credit is priced at 30-day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the six months ended June 30, 2020 and 2019. There are no financial covenants governing this agreement.

Effective August 3, 2020, the Company replaced its expiring line of credit with a $2.0 million revolving line of credit with Quad City Bank & Trust which renews annually and has a current expiration date of August 3, 2021.  This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit.  There are no financial covenants governing this agreement.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2020	2019
WRITTEN
Direct	$14,911,845	$16,785,541
Reinsurance assumed	25,839	63,111
Reinsurance ceded	(3,215,430)	(2,485,245)
Net	$11,722,254	$14,363,407
EARNED
Direct	$14,521,350	$15,465,164
Reinsurance assumed	20,347	54,348
Reinsurance ceded	(3,166,951)	(2,425,290)
Net	$11,374,746	$13,094,222
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$18,072,820	$10,027,809
Reinsurance assumed	11,818	36,895
Reinsurance ceded	(8,876,154)	(1,163,972)
Net	$9,208,484	$8,900,732

	Six-Month Periods Ended June 30,
	2020	2019
WRITTEN
Direct	$29,706,379	$32,044,244
Reinsurance assumed	63,373	108,246
Reinsurance ceded	(5,592,974)	(5,320,288)
Net	$24,176,778	$26,832,202
EARNED
Direct	$29,884,164	$30,703,119
Reinsurance assumed	65,296	109,721
Reinsurance ceded	(5,560,725)	(5,272,704)
Net	$24,388,735	$25,540,136
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$26,834,499	$24,744,162
Reinsurance assumed	38,336	83,201
Reinsurance ceded	(9,822,269)	(6,319,341)
Net	$17,050,566	$18,508,022

~  16  ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	June 30,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$58,274	$61,017
Less: Ceded	11,318	15,109
Net	46,956	45,908
Increase in incurred losses and settlement expense:
Current year	8,294	8,328
Prior years	914	573
Total incurred	9,208	8,901
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,444	2,799
Prior years	4,768	4,720
Total paid	9,212	7,519
Net unpaid losses and settlement expense - end of the period	46,952	47,290
Plus: Reinsurance recoverable on unpaid losses	19,463	13,974
Gross unpaid losses and settlement expense - end of the period	$66,415	$61,264

	For the Six-Months Ended
	June 30,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	14,540	16,687
Prior years	2,511	1,821
Total incurred	17,051	18,508
Deduct: Loss and settlement expense payments for claims incurred:
Current year	5,649	4,391
Prior years	10,252	11,538
Total paid	15,901	15,929
Net unpaid losses and settlement expense - end of the period	46,952	47,290
Plus: Reinsurance recoverable on unpaid losses	19,463	13,974
Gross unpaid losses and settlement expense - end of the period	$66,415	$61,264

Net unpaid losses and settlement expense decreased $338,000, or 0.7%, in the six months ended June 30, 2020 as compared to the same period in 2019. For the six months ended June 30, 2020 and 2019, we experienced unfavorable development of $2,511,000 and $1,821,000, respectively. The increase in unfavorable development for the three and six months ended June 30, 2020 was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Business Owners Liability and Liquor Liability lines of business were the primary drivers of adverse development for the three and six months ended June 30, 2019.

~  17  ~

7.     INCOME TAXES

The Company’s effective tax rate for the three and six-month periods ended June 30, 2020, were 20.1% and 22.2%, respectively compared to 14.8% and 15.7% for the same periods in 2019, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and six month periods ended June 30, 2020 and 2019, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	June 30,
	2020	2019
Provision for income taxes at the statutory federal tax rates	$205,528	$108,999
Increase (reduction) in taxes resulting from:
Dividends received deduction	(7,161)	(9,764)
Tax-exempt interest income	(15,784)	(20,650)
Proration of tax-exempt interest and dividends received deduction	5,600	7,604
Nondeductible expenses	8,725	8,959
Officer life insurance, net	(170)	(18,195)
Total	$196,738	$76,953

	For the Six-Months Ended
	June 30,
	2020	2019
Provision for income taxes at the statutory federal tax rates	$(321,768)	$182,025
Increase (reduction) in taxes resulting from:
Dividends received deduction	(13,696)	(19,527)
Tax-exempt interest income	(31,264)	(43,816)
Proration of tax-exempt interest and dividends received deduction	10,968	15,836
Nondeductible expenses	14,228	16,046
Officer life insurance, net	633	(14,618)
Total	$(340,899)	$135,946

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of June 30, 2020 and December 31, 2019, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2016 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.  No contributions to the ESOP were made during the six months ended June 30, 2020 and 2019, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June 30, 2020, we recognized compensation expense of $138,936 related to 11,654 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2020. Of the 11,654 shares committed to be released, 1,921 shares were committed on June 30, 2020 and had no impact on the weighted average common shares outstanding for the six months ended June 30, 2020. For the six months ended June 30, 2019, we recognized compensation expense of $161,835 related to 11,622 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2019. Of the 11,622 shares committed to be released at December 31, 2019, 1,926 shares were committed on June 30, 2019 and had no impact on the weighted average common shares outstanding for the three and six months ended June 30, 2019.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019 and April 2020. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of June 30, 2020, 18,040,  13,071, and 11,700 RSUs have been granted at a fair market value of $11.03,  $13.70, and $15.10, respectively. We recognized $81,421 and $48,337 of expense on these units in the six months ended June 30, 2020 and June 30, 2019, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $314,526 as of June 30, 2020, which will be recognized over the remainder of the three-year vesting periods.

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

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
•	adverse litigation or arbitration results;
•	litigation tactics and developments, including those related to business interruption claims; and
•

adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in

~  20  ~

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

For the six months ended June 30, 2020, we had direct written premiums of $29,706,000, net premiums earned of $24,389,000, and net loss of $1,191,000. For the six months ended June 30, 2019, we had direct premiums written of $32,044,000, net premiums earned of $25,540,000, and net earnings of $731,000. At June 30, 2020, we had total assets of $188,428,000 and equity of $67,169,000. At December 31, 2019, we had total assets of $163,004,000 and equity of $66,342,000. In response to the ongoing novel coronavirus (COVID-19) pandemic, on March 30, 2020, we announced that we would be temporarily suspending all insurance premium billing for at least 30 days. As of August 10, 2020, normal billing has resumed in all states we operate in.

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

Principal Revenue and Expense Items

We derive our revenue primarily from premiums earned, net investment income and net realized and unrealized gains (losses) from investments.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains (losses) for the three and six months ended June 30, 2020 for equity securities held as of June 30, 2020 were $2,710,000 and $(980,000), respectively. Unrealized (losses) gains for the three and six months ended June 30, 2019 for equity securities held as of June 30, 2019 were $(117,000) and $1,724,000, respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

Underwriting income (loss)

Underwriting income (loss) measures the pre-tax profitability of our insurance operations. It is derived by subtracting losses and settlement expense, amortization of deferred policy acquisition costs, and underwriting and administrative expenses from net earned premiums. Each of these items is presented as a caption in our statements of earnings.

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

Results of Operations

Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment. In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we announced that we would be temporarily suspending all insurance premium billing for 30 days. As of August 10, 2020 normal billing has resumed in all states we operate in.

Our premium and underwriting results have been, and continue to be, influenced by market conditions. Pricing in the property and casualty insurance industry historically has been cyclical. During a soft market cycle, price competition is more significant than during a hard market cycle and makes it difficult to attract and retain properly priced commercial business. A hard market typically has a positive effect on premium growth.

~  23  ~

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The major components of operating revenues and net earnings are as follows:

	For the Six-Months Ended
	June 30,
(In thousands)	2020	2019
Revenues
Total premiums earned	$24,389	$25,540
Investment income, net of investment expense	1,744	1,596
Realized investment gains (losses), net	(343)	600
Net unrealized (losses) gains on equity securities	(980)	1,724
Other income	119	69
Total revenues	$24,929	$29,529
Summarized components of net earnings
Underwriting (loss)¹	$(1,681)	$(2,777)
Investment income, net of investment expense	1,744	1,596
Realized investment (losses) gains, net	(343)	600
Net unrealized (losses) gains on equity securities	(980)	1,724
Other income	119	69
General corporate expenses	299	281
Interest expense	92	64
(Loss) earnings, before income taxes	(1,532)	867
Income tax (benefit) expense	(341)	136
Net (loss) earnings	$(1,191)	$731
Total other comprehensive earnings	1,814	2,720
Comprehensive earnings	$623	$3,451

1Calculated by subtracting the sum of loss and settlement expenses (2020 -$17,051 and 2019 -$18,508) and policy and acquisition costs and other operating expenses (2020 - $9,019 and 2019 - $9,809) from net premiums earned (2020 -$24,389 and 2019 - $25,540).

	For the Six-Months Ended June 30,
	2020	2019
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	69.91%	72.47%
Expense ratio[2]	36.98%	38.41%
Combined ratio[3]	106.89%	110.88%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the six months ended June 30, 2020 and 2019:

Premiums

Direct premiums written decreased by $2,338,000, or 7.3%, to $29,706,000 for the six months ended June 30, 2020 from $32,044,000 for the same period of 2019. Net written premium decreased by $2,656,000, or 9.9%, to $24,176,000 for the six months ended June 30, 2020 from $26,832,000 for the same period in 2019. Net premiums earned decreased by $1,151,000, or 4.5%, in the six months ended  June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to policy exposure decreases resulting from state mandated shutdowns of restaurants and taverns and increased reinstatement costs associated with the civil unrest and protests occurring in Minneapolis, MN and the greater Chicago area in Illinois.

~  24  ~

For the six months ended June 30, 2020, we ceded to reinsurers $5,561,000 of earned premiums, compared to $5,273,000 of earned premiums for the six months ended June 30, 2019. Ceded earned premiums as a percent of direct premiums written increased to 18.7% from 16.5% for the six months ended June 30, 2020 and June 30, 2019, respectfully, primarily due to increased reinstatement premium costs associated with the civil unrest and protests occurring in Minnesota and Illinois.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $50,000 or 72.5% during the six months ended June 30, 2020 as a result of a decrease in audit premiums, which resulted in fewer write offs as compared to the same period in 2019.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Six-Months Ended
	June 30,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	14,540	16,687
Prior years	2,511	1,821
Total incurred	17,051	18,508
Deduct: Loss and settlement expense payments for claims incurred:
Current year	5,649	4,391
Prior years	10,252	11,538
Total paid	15,901	15,929
Net unpaid losses and settlement expense - end of the period	46,952	47,290
Plus: Reinsurance recoverable on unpaid losses	19,463	13,974
Gross unpaid losses and settlement expense - end of the period	$66,415	$61,264

Net unpaid losses and settlement expense decreased $338,000, or 0.7%, in the six months ended June 30, 2020 as compared to the same period in 2019. For the six months ended June 30, 2020 and 2019, we experienced unfavorable development of $2,511,000 and $1,821,000, respectively. The 2020 increase in unfavorable development was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Business Owners Liability and Liquor Liability lines of business were the primary drivers of adverse development for the six months ended June 30, 2019.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $1,457,000, or 7.9%, to $17,051,000 for the six months ended June 30, 2020, from $18,508,000 for the same period in 2019. Losses and settlement expenses decreased for the six months ended June 30, 2020, primarily due to decreased exposures due to state mandated shutdowns for restaurants and taverns and offset by increased exposure related to the civil unrest and rioting that occurred in Minnesota and Ilinois in late May and early June of 2020.

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

~  25  ~

$790,000, or 8.1%, to $9,019,000 for the six months ended June 30, 2020 from $9,809,000 for the same period in 2019 due to decreased premium writings coupled with a corresponding decrease in contingent commission expense.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 143 basis points from 38.41% to 36.98% for the six months ended June 30, 2020 as compared to 2019. This change was driven by a decrease in contingent commission expense caused by reduced premium writings in 2020.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $18,000, or 6.4%, in the six months ended June 30, 2020 as compared to the same period in 2019.

Investment Income

Net investment income increased by $148,000, or 9.3%, to $1,744,000 for the June 30, 2020, as compared to $1,596,000 for the same period in 2019 as a result of our increased invested assets.

Interest Expense

Interest expense increased slightly to $92,000 for the six months ended June 30, 2020 from $64,000 for the same period during 2019. This increase is primarily due to $25,000 in interest expense for the $6 million FHLBC borrowing in March 2020.

Income Tax Expense

We reported income tax benefit of $341,000 and income tax expense of $136,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in income tax benefit in 2020 relates to a pretax loss for the six months ended June 30, 2020 compared to pretax earnings for the same period in 2019. Our effective tax rate for the six months ended June 30, 2020 was 22.2%, compared to 15.7% for the same period in 2019. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  26  ~

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	June 30,
(In thousands)	2020	2019
Revenues
Total premiums earned	$11,375	$13,094
Investment income, net of investment expense	909	801
Realized investment (losses) gains, net	(439)	647
Net unrealized gains (losses) on equity securities	2,709	(117)
Other income	69	123
Total revenues	$14,623	$14,548
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(2,087)	$(766)
Investment income, net of investment expense	909	801
Realized investment (losses) gains, net	(439)	647
Net unrealized gains (losses) on equity securities	2,709	(117)
Other income	69	123
General corporate expenses	125	137
Interest expense	57	32
Earnings, before income taxes	979	519
Income tax expense	197	77
Net earnings	$782	$442
Total other comprehensive earnings	3,525	1,246
Comprehensive earnings	$4,307	$1,688

1Calculated by subtracting the sum of loss and settlement expenses (2020 - $9,208 and 2019 - $8,901) and policy and acquisition costs and other operating expenses (2020 - $4,254 and 2019 - $4,959) from net premiums earned (2020 - $11,375 and 2019 - $13,094).

	For the Three-Months Ended June 30,
	2020	2019
Non-GAAP Ratios:
Losses and settlement expense ratio[1]	80.95%	67.98%
Expense ratio[2]	37.40%	37.86%
Combined ratio[3]	118.35%	105.84%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended June 30, 2020 and 2019:

Premiums

Direct premiums written decreased by $1,873,000, or 11.2%, to $14,912,000 for the three months ended June 30, 2020 from $16,785,000 for the same period of 2019. Net written premium decreased by $2,642,000, or 18.4%, to $11,721,000 for the three months ended June 30, 2020 from $14,363,000 for the same period in 2019. Net premiums earned decreased by $1,719,000, or 13.1%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to policy exposure decreases resulting from state mandated shutdowns of restaurants and taverns and increased

~  27  ~

reinstatement costs associated with the civil unrest and protests occurring in Minneapolis, MN and the greater Chicago area in Illinois.

For the three months ended June 30, 2020, we ceded to reinsurers $3,167,000 of earned premiums, compared to $2,425,000 of earned premiums for the three months ended June 30, 2019. Ceded earned premiums as a percent of direct premiums written increased to 21.2% in the three months ended June 30, 2020, from 14.4% in the three months ended June 30, 2019.  This increase is primarily due to catastrophic vandalism claims occurring in the second quarter in our Illinois and Minnesota markets.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $54,000 or 43.9% during the three months ended June 30, 2020 as a result of a decrease in cash surrender value of company owned life insurance as compared to the same period in 2019.

Losses and Settlement Expenses

Losses and settlement expenses increased by $307,000, or 3.4%, to $9,208,000 for the three months ended June 30, 2020, from $8,901,000 for the same period in 2019. Losses and settlement expenses increased for the three months ended June 30, 2020, primarily due to higher property losses resulting from the civil unrest and riots experienced during the three months ended June 30, 2020.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $705,000, or 14.2%, to $4,254,000 for the three months ended June 30, 2020 from $4,959,000 for the same period in 2019.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio decreased by 46 basis points from 37.86% to 37.40% for the three months ended June 30, 2020 as compared to 2019. This decrease was primarily driven by a decrease in our commission expenses.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $12,000, or 8.8%, in the three months ended June 30, 2020 as compared to the same period in 2019.

Investment Income

Net investment income increased by $108,000, or 13.5%, to $909,000 for the period ended June 30, 2020, as compared to $801,000 for the same period in 2019.

Interest Expense

Interest expense increased to $57,000 for the three months ended June 30, 2020 from $32,000 for the same period during 2019. This increase is due to $22,000 in interest expense for the three months ended June 30, 2020 relating to the $6 million FHLBC borrowing in June 30, 2020.

~  28  ~

Income Tax Expense

We reported income tax expense of $197,000 and $77,000 for the three months ended June 30, 2020 and 2019, respectively. The increase in income tax expense in 2020 relates to an increase in pretax earnings for the three months ended June 30, 2020 compared to pretax earnings for the same period in 2019. Our effective tax rate for the three months ended June 30, 2020 was 20.1%, compared to 14.8% for the same period in 2019. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  29  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	June 30,	December 31,
	2020	2019
(In thousands)	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $91,837 at 6/30/2020
and $88,348 at 12/31/2019)	$97,873	$92,087
Common stocks at fair value	11,702	14,449
Preferred stocks at fair value	1,555	—
Other invested assets	1,780	878
Property held for investment, at cost, net of accumulated depreciation of
$401 at 6/30/2020 and $332 at 12/31/2019	5,548	4,354
Cash and cash equivalents	13,028	6,627
Total investments and cash	131,486	118,395
Accrued investment income	680	646
Premiums and reinsurance balances receivable, net of allowances for
uncollectible amounts of $100 at 6/30/2020 and 12/31/2019	25,072	22,369
Ceded unearned premiums	855	823
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of
$0 at 6/30/2020 and 12/31/2019	19,463	11,036
Federal income taxes	379	193
Deferred policy acquisition costs, net	5,486	5,269
Property and equipment, at cost, net of accumulated depreciation of
$5,819 at 6/30/2020 and $5,620 at 12/31/2019	2,928	3,033
Other assets	2,079	1,240
Total assets	$188,428	$163,004

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$66,415	$56,838
Unearned premiums	30,213	30,393
Reinsurance balances payable	1,400	375
Corporate debt	15,100	3,475
Accrued expenses	3,118	4,217
Income taxes - deferred	376	39
Other liabilities	4,637	1,325
Total liabilities	121,259	96,662

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,019)	(3,147)
Additional paid-in capital	32,664	32,703
Accumulated other comprehensive earnings, net of tax	4,768	2,954
Retained earnings	35,417	36,609
Less: Unearned ESOP shares at cost[3]	(2,696)	(2,812)
Total equity	67,169	66,342
Total liabilities and equity	$188,428	$163,004

1 Par value $0.01; authorized: 2020 - 10,000 shares and 2019 – 10,000 shares; issued: 2020 – 3,500 shares and 2019 – 3,500 shares;  outstanding: 2020 – 3,033 shares and 2019 – 3,015 shares.

22020 – 198 shares and 2019 – 204 shares

32020 – 270 shares and 2019 – 281 shares

~  30  ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2020	2019
Case reserves	$25,793	$24,370
IBNR reserves	21,159	21,432
Net unpaid losses and settlement expense	46,952	45,802
Reinsurance recoverable on unpaid loss and settlement expense	19,463	11,036
Reserves for unpaid loss and settlement expense	$66,415	$56,838

As of June 30, 2020, the Company had received 1,258 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2020 and December 31, 2019.

As of June 30, 2020

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$16,223	$14,849	$31,072
Property	5,339	1,318	6,657
Other	4,231	4,992	9,223
Total net reserves	25,793	21,159	46,952
Reinsurance recoverables	12,352	7,111	19,463
Gross reserves	$38,145	$28,270	$66,415

As of December 31, 2019

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$18,406	$18,249	$36,655
Property	2,706	(178)	2,528
Other	3,258	3,361	6,619
Total net reserves	24,370	21,432	45,802	$41,371	$47,312
Reinsurance recoverables	4,488	6,548	11,036	11,067	15,046
Gross reserves	$28,858	$27,980	$56,838	$52,438	$62,358

~  31  ~

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2020 and 2019, we experienced unfavorable development of $2,511,000 and $1,821,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2019 at $45,802,000. As of June 30, 2020, that reserve was re-estimated at $48,313,000, which is $2,511,000, or 5.5%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.0)% to 7.5%. As shown in the table below, since 2015 the variance in our originally estimated accident year selections range from (3.3)% deficient to 9.2% redundant as of June 30, 2020.

~  32  ~

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2015	2016	2017	2018	2019
As originally estimated	$24,293	$25,619	$29,801	$29,762	$33,563
As estimated at June 30, 2020	22,069	25,731	30,335	28,550	34,664
Net cumulative (deficiency) redundancy	$2,225	$(112)	$(534)	$1,212	$(1,100)
% (deficiency) redundancy	9.2%	(0.4)%	(1.8)%	4.1%	(3.3)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2019
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$41,371	5.3%
Recorded	45,802	0.0%
High End	47,312	(1.8)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially determined range as of December 31, 2019, the loss and settlement expense reserves would increase by $1.5 million before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2019 by $1.2 million. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2019, the net loss and settlement expense reserves at December 31, 2019 would be reduced by $4.4 million with corresponding increases in net earnings and equity of $3.5 million.

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS/ABS/CMBS	$7,536	$(215)	$1,984	$(60)	$9,520	$(275)
Corporate	1,658	(86)	—	—	1,658	(86)
Municipal	496	(13)	—	—	496	(13)
Total temporarily impaired fixed maturity securities	$9,690	$(314)	$1,984	$(60)	$11,674	$(374)

~  33  ~

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$699	$(1)	$699	$(1)
MBS/ABS/CMBS	6,399	(22)	5,057	(31)	11,456	(53)
Corporate	1,397	(9)	—	—	1,397	(9)
Municipal	1,969	(30)	—	—	1,969	(30)
Total temporarily impaired fixed maturity securities	9,765	(61)	5,756	(32)	15,521	(93)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio increased by about $1.4 million from a gain of $2,473,000 at the end of 2019 to a gain of $3,866,000 as of June 30, 2020. The increase in unrealized gains was driven by a strong rally in Treasuries which resulted in the yield curve dropping about 140 bps due to COVID-19 concerns.

Municipal Bonds

The net unrealized gain in the Municipal portfolio rose from $778,000 at the end of 2019 to $1,240,000 at the end of June 2020, an increase of $462,000.  Like Corporates, Municipals benefitted from a strong rally in the Treasury market which caused prices in Municipals to move higher.

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

For the six months ended June 30, 2020, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we use that estimate. In instances where can obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, we would classify such a security as a Level 3 investment.

~  34  ~

The fair value estimates of our investments provided by the independent pricing service at June 30, 2020 and December 31, 2019, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2020 and December 31, 2019, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Deferred acquisition costs	$5,486	$5,269
Unearned premium reserves	30,213	30,393

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

As of June 30, 2020, and December 31, 2019, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2016 through current year are open for examination.

Other Assets

As of June 30, 2020 and December 31, 2019 other assets totaled $2,079,000 and $1,240,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees. The increase in other assets relates to $670,000 of securities receivable as of June 30, 2020.

~  35  ~

Outstanding Debt

As of June 30, 2020 and December 31, 2019, outstanding debt balances totaled $15,100,000 and $3,475,000, respectively. The average rate on remaining debt was 1.5% and 3.7% as of June 30, 2020 and December 31, 2019, respectively.

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

In April 2020, the Company obtained a $1.6 million loan (the PPP loan) from a commercial bank pursuant to the federally authorized Paycheck Protection Program (Program) administered by the Small Business Administration (the SBA). The PPP loan matures in the second quarter of 2022 and bears interest at a rate of 1.0% per annum. Commencing the fourth quarter of 2020, we will begin making loan payments. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the Paycheck Protection Program Flexibility Act of 2020 (the PPP Flexibility Act), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the Program) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years). The Company plans to apply for loan foregiveness in the third quarter of 2020.

Revolving Line of Credit

We also maintain a revolving line of credit with Quad City Bank & Trust, which permits borrowing up to an aggregate principal amount of $2.0 million. This facility was initially entered into in early August of 2020. The line of credit is priced at Prime plus 0.5%. In order to secure the lowest rate possible, the Company pledged business assets not to exceed $2.0 million in the event the Company draws down on the line of credit. Prior to moving to Quad City Bank & Trust, the Company maintained a line of credit through American Bank and Trust.  There were no borrowings outstanding and there was no interest paid on the line of credit during the six months ended June 30, 2020 and 2019. There are no financial covenants governing either agreements.

Other Liabilities

As of June 30, 2020 and December 31, 2029 other liabilities totaled $4,637,000 and $1,324,000, respectively. The increase in other liabilities relates to $2,800,000 in the Funds Held account for reinsurance recoveries received but not applied as of June 30, 2020.

ESOP

In connection with our conversion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash used in investing activities during the six months ended June 30, 2020 compared to the same period in 2019 relates to purchases of both fixed maturity securities and preferred stocks. The increase in cash provided by financing activities during the six months ended June 30, 2020 compared to the same period in 2019 relates to $11.6 million in loans obtained from FHLBC and SBA during the first six months of 2020. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$774	$15
Net cash (used in) provided by investing activities	(5,982)	1,438
Net cash provided by (used in) financing activities	11,609	(52)
Net increase in cash and cash equivalents	$6,401	$1,401

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

The amount available for payment of dividends from ICC in 2020 without the prior approval of the Illinois Department of Insurance is approximately $5.5 million based upon the insurance company’s 2019 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. In March 2020, ICC paid a $500,000 dividend to ICC Holdings, Inc.

~  37  ~

The following table summarizes, as of June 30, 2020, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations. As of June 30, 2020, the Company had received 1,258 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$66,415	$22,851	$23,872	$13,383	$6,309
Debt obligations	15,745	294	9,346	6,105	—
Operating lease obligations	411	286	125	—	—
Total	$82,571	$23,431	$33,343	$19,488	$6,309

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

The average maturity of the debt securities in our investment portfolio at June 30, 2020, was 8.32 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

Fluctuations in near-term interest rates could have an impact on our results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment, we may recognize losses.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	June 30, 2020
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(9,494)	$88,379
100 basis point increase	(4,903)	92,970
No change	—	97,873
100 basis point decrease[1]	3,171	101,044
200 basis point decrease[1]	4,130	102,003

1Assumes US rates are floored at 0%.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and at least 70% of our investment securities must be rated at least “A” by Moody’s or an equivalent rating quality. We also independently, and through our independent third-party investment manager, monitor the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

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

~  39  ~

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and filed with the SEC on March 30, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and filed with the SEC on May 15, 2020.

~  40  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 30, 2020	-	$-	-	$2,853,409
May 1 - May 31, 2020	1,203	11.12	13,377	2,840,032
June 1 - June 30, 2020	225	11.47	2,581	2,837,451
Total	1,428	$11.17	15,958

(1)	In September 2017, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.
(2)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2020.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  43  ~