Form 10-Q
period 2020-09-30
ICC Holdings, Inc.
filed 2020-11-12
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2020 was 3,293,325.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (cost or amortized cost - $96,725,639 at 9/30/2020 and $88,348,415 at 12/31/2019)	$103,318,485	$92,087,572
Common stocks at fair value	12,596,635	14,448,773
Preferred stocks at fair value	1,638,453	—
Other invested assets	1,779,060	877,900
Property held for investment, at cost, net of accumulated depreciation of $438,720 at 9/30/2020 and $332,218 at 12/31/2019	5,515,676	4,353,713
Cash and cash equivalents	6,598,640	6,626,585
Total investments and cash	131,446,949	118,394,543
Accrued investment income	719,389	646,504
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $100,000 at 9/30/2020 and 12/31/2019	22,737,615	22,368,526
Ceded unearned premiums	839,718	822,818
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 9/30/2020 and 12/31/2019	13,844,420	11,036,170
Federal income taxes	717,862	192,559
Deferred policy acquisition costs, net	5,267,470	5,269,256
Property and equipment, at cost, net of accumulated depreciation of $5,949,933 at 9/30/2020 and $5,619,706 at 12/31/2019	2,851,235	3,033,348
Other assets	1,559,179	1,239,794
Total assets	$179,983,837	$163,003,518
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,943,244	$56,838,307
Unearned premiums	29,921,669	30,392,817
Reinsurance balances payable	728,674	374,998
Corporate debt	15,097,960	3,475,088
Accrued expenses	3,093,882	4,216,988
Income taxes - deferred	214,674	39,213
Other liabilities	950,858	1,324,273
Total liabilities	111,950,961	96,661,684
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,112,656)	(3,146,576)
Additional paid-in capital	32,717,495	32,703,209
Accumulated other comprehensive earnings, net of tax	5,208,657	2,953,936
Retained earnings	35,821,408	36,608,750
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,637,028)	(2,812,485)
Total equity	68,032,876	66,341,834
Total liabilities and equity	$179,983,837	$163,003,518

1Par value $0.01; authorized: 2020 - 10,000,000 shares and 2019 – 10,000,000 shares; issued: 2020 – 3,500,000 shares and 2019 – 3,500,000 shares; outstanding: 2020 –  3,030,522 and 2019 - 3,014,941 shares.

22020 – 205,775 shares and 2019 – 203,811 shares

32020 – 263,703 shares and 2019 – 281,248 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2020	2019
Net premiums earned	$12,532,967	$13,679,746
Net investment income	900,950	811,462
Net realized investment (losses) gains	(59,333)	141,481
Net unrealized gains (losses) on equity securities	981,779	(7,603)
Other (loss)	(36,333)	(112,763)
Consolidated revenues	14,320,030	14,512,323
Losses and settlement expenses	8,863,053	9,609,347
Policy acquisition costs and other operating expenses	4,722,485	4,733,206
Interest expense on debt	58,724	32,458
General corporate expenses	171,860	164,378
Total expenses	13,816,122	14,539,389
Earnings (loss) before income taxes	503,908	(27,066)
Total income tax expense (benefit)	99,919	(13,150)
Net earnings (loss)	$403,989	$(13,916)

Other comprehensive earnings, net of tax	440,838	703,220
Comprehensive earnings	$844,827	$689,304

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.13	$(0.00)
Diluted:
Diluted net earnings (loss) per share	$0.13	$(0.00)

Weighted average number of common shares outstanding:
Basic	3,030,571	3,011,034
Diluted	3,039,658	3,015,038

See accompanying notes to consolidated financial statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2020	2019
Net premiums earned	$36,921,702	$39,219,882
Net investment income	2,644,900	2,406,965
Net realized investment (losses) gains	(402,320)	741,123
Net unrealized gains on equity securities	2,195	1,716,124
Other income (loss)	82,934	(43,838)
Consolidated revenues	39,249,411	44,040,256
Losses and settlement expenses	25,913,619	28,117,369
Policy acquisition costs and other operating expenses	13,741,725	14,541,986
Interest expense on debt	150,773	96,353
General corporate expenses	471,616	444,829
Total expenses	40,277,733	43,200,537
(Loss) earnings before income taxes	(1,028,322)	839,719
Total income tax (benefit) expense	(240,980)	122,796
Net (loss) earnings	$(787,342)	$716,923

Other comprehensive earnings, net of tax	2,254,721	3,423,233
Comprehensive earnings	$1,467,379	$4,140,156

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.26)	$0.24
Diluted:
Diluted net (loss) earnings per share	$(0.26)	$0.24

Weighted average number of common shares outstanding:
Basic	3,023,794	3,004,887
Diluted	3,032,881	3,008,891

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)	$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Purchase of treasury stock	—	(109,460)	—	—	—	—	(109,460)
Net (loss)	—	—	—	—	(787,342)	—	(787,342)
Other comprehensive earnings, net of tax	—	—	—	—	—	2,254,721	2,254,721
Restricted stock unit expense	—	143,380 [1]	—	(16,792)	—	—	126,588
ESOP compensation expense	—	—	175,457	31,078	—	—	206,535
Balance, September 30, 2020	$35,000	$(3,112,656)	$(2,637,028)	$32,717,495	$35,821,408	$5,208,657	$68,032,876

1Amount represents restricted stock units that have fully vested in the period

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	$35,000	$(2,999,995)	$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—	—	—	(1,366,297)	1,366,297	—
Purchase of treasury stock	—	(102,855)	—	—	—	—	(102,855)
Net earnings	—	—	—	—	716,923	—	716,923
Other comprehensive earnings, net of tax	—	—	—	—	—	3,423,233	3,423,233
Restricted stock unit expense	—	—	—	78,226	—	—	78,226
ESOP compensation expense	—	—	175,296	57,839	—	—	233,135
Balance, September 30, 2019	$35,000	$(3,102,850)	$(2,871,559)	$32,641,488	$33,031,328	$3,208,554	$62,941,961

1See discussion of Accounting Standards Update 2016-01 adoption in 2019 10-K, Note 1 - Summary of Significant Accounting Policies

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(787,342)	$716,923
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Net realized investment losses (gains)	402,320	(741,123)
Net unrealized (gains) on equity securities	(2,195)	(1,716,124)
Depreciation	508,152	613,916
Deferred income tax	(423,896)	360,009
Amortization of bond premium and discount	175,114	172,691
Stock-based compensation expense	333,123	311,361
Change in:
Accrued investment income	(72,885)	(2,371)
Premiums and reinsurance balances receivable	(369,089)	(1,847,981)
Ceded unearned premiums	(16,900)	(65,406)
Reinsurance balances payable	353,676	(897,013)
Reinsurance balances recoverable	(2,808,250)	(5,530,517)
Deferred policy acquisition costs	1,786	(278,207)
Unpaid losses and settlement expenses	5,104,937	6,875,171
Unearned premiums	(471,148)	1,642,978
Accrued expenses	(1,123,106)	(1,376,476)
Current federal income tax	(525,303)	(18,097)
Other	(692,009)	(570,277)
Net cash (used in) operating activities	(413,015)	(2,350,543)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(20,946,699)	(19,060,848)
Common stocks	(3,356,465)	(5,252,095)
Preferred stocks	(1,718,782)	—
Other invested assets	(901,500)	(738,300)
Property held for investment	(1,268,464)	(332,393)
Property and equipment	(231,291)	(321,704)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	12,813,180	19,522,461
Common stocks	4,247,936	5,998,276
Preferred stocks	221,990	—
Property and equipment	11,753	31,137
Net cash (used in) investing activities	(11,128,342)	(153,466)
Cash flows from financing activities:
Proceeds from loans	11,629,800	—
Repayments of borrowed funds	(6,928)	(7,020)
Purchase of treasury stock	(109,460)	(102,855)
Net cash provided by (used in) financing activities	11,513,412	(109,875)
Net (decrease) in cash and cash equivalents	(27,945)	(2,613,884)
Cash and cash equivalents at beginning of year	6,626,585	4,644,784
Cash and cash equivalents at end of period	$6,598,640	$2,030,900
Supplemental information:
Federal income tax paid (recovered)	$—	$(164,543)
Interest paid	135,800	96,700

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC), an operating insurance company that is the parent company of ICC Properties, LLC, a real estate series limited liability company. Both ICC and ICC Properties, LLC are Illinois domiciled companies.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 22.7% and 22.3% of the premium is written in Illinois for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, approximately 25.0% and 25.8% of the premium is written in Illinois, respectively. The Company operates as a single segment.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019 (the “2019 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2020, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2020 and December 31, 2019, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2020	2019
Automobiles	$530,722	$505,788
Furniture and fixtures	474,401	457,218
Computer equipment and software	3,917,136	3,823,416
Home office	3,878,909	3,866,632
Total cost	8,801,168	8,653,054
Accumulated depreciation	(5,949,933)	(5,619,706)
Net property and equipment	$2,851,235	$3,033,348

F.	COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net (loss) earnings plus unrealized (gains) losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $343,316 and $771,697 for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale securities:

	Nine-Month Periods Ended
	September 30,
	2020	2019
Beginning balance	$2,953,936	$(1,580,976)
Cumulative effect of adoption of ASU 2016-01	-	1,366,297
Adjusted beginning balance	2,953,936	(214,679)
Other comprehensive earnings before reclassification	2,579,925	3,611,573
Amount reclassified from accumulated other comprehensive earnings	(325,204)	(188,340)
Net current period other comprehensive earnings	2,254,721	3,423,233
Ending balance	$5,208,657	$3,208,554

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains arising during the period	$551,140	$(57,292)	$493,848	$890,152	$(116,415)	$773,737
Reclassification adjustment for (gains) included in net earnings	(67,102)	14,092	(53,010)	(89,262)	18,745	(70,517)
Total other comprehensive earnings	$484,038	$(43,200)	$440,838	$800,890	$(97,670)	$703,220

	Nine-Month Periods Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains arising during the period	$2,836,794	$(256,869)	$2,579,925	$4,333,205	$(721,632)	$3,611,573
Reclassification adjustment for (gains) included in net earnings	(411,651)	86,447	(325,204)	(238,405)	50,065	(188,340)
Total other comprehensive earnings	$2,425,143	$(170,422)	$2,254,721	$4,094,800	$(671,567)	$3,423,233

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Three-Month Periods Ended		Nine-Month Periods Ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2020	2019	2020	2019	where Net Earnings is Presented
Unrealized (gains) losses on AFS investments:
	$(67,102)	$(89,262)	$(411,651)	$(238,405)	Net realized investment (gains) losses
	14,092	18,745	86,447	50,065	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$(53,010)	$(70,517)	$(325,204)	$(188,340)

G.	RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any civil unrest or other public health outbreak, cannot be predicted at this time, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

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

	For the Three-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2020
Fixed maturity securities	$3,428,951	$67,102	$—	$67,102
Common stocks	986,939	93,984	(226,398)	(132,414)
Preferred stocks	76,500	5,979	—	5,979
2019
Fixed maturity securities	$5,771,988	$99,445	$(10,183)	$89,262
Common stocks	1,320,803	185,319	(133,100)	52,219

	For the Nine-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2020
Fixed maturity securities	$12,813,180	$412,577	$(926)	$411,651
Common stocks	4,247,936	470,406	(1,282,423)	(812,017)
Preferred stocks	221,990	8,808	(10,762)	(1,954)
2019
Fixed maturity securities	$19,522,461	$264,737	$(26,332)	$238,405
Common stocks	5,998,276	960,420	(457,702)	502,718

The amortized cost and estimated fair value of fixed income securities at September 30, 2020, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,275,943	$1,305,900
Due after one year through five years	18,436,788	19,612,776
Due after five years through 10 years	16,366,929	18,431,137
Due after 10 years	21,586,567	23,678,509
Asset and mortgage backed securities without a specific due date	38,843,607	40,057,464
Redeemable preferred stocks	215,805	232,699
Total fixed maturity securities	$96,725,639	$103,318,485

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at September 30, 2020 and December 31, 2019:

	Cost or		Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,935	$1,390,344	$37,491	$(82)
MBS/ABS/CMBS	38,843,607	40,057,464	1,354,537	(140,680)
Corporate	38,295,706	42,339,992	4,141,760	(97,474)
Municipal	18,017,586	19,297,986	1,288,389	(7,989)
Redeemable preferred stock	215,805	232,699	16,894	—
Total fixed maturity securities	$96,725,639	$103,318,485	$6,839,071	$(246,225)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$800,462	$800,219	$684	$(927)
MBS/ABS/CMBS	33,802,911	34,290,995	540,743	(52,659)
Corporate	39,442,202	41,915,103	2,482,378	(9,477)
Municipal	14,302,840	15,081,255	808,081	(29,666)
Total fixed maturity securities	$88,348,415	$92,087,572	$3,831,886	$(92,729)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $13,590,690 and $9,909,462 and commercial mortgage backed securities of $13,811,945 and $13,408,898 at September 30, 2020 and December 31, 2019, respectively.

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019. The tables segregate the securities based on type, noting the fair value, cost or amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2020			December 31, 2019
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$300,000	$—	$300,000	$—	$699,391	$699,391
Amortized cost	300,082	—	300,082	—	700,318	700,318
Unrealized loss	(82)	—	(82)	—	(927)	(927)
MBS/ABS/CMBS
Fair value	11,438,192	2,014,666	13,452,858	6,398,581	5,056,732	11,455,313
Amortized cost	11,556,312	2,037,226	13,593,538	6,420,488	5,087,484	11,507,972
Unrealized loss	(118,120)	(22,560)	(140,680)	(21,907)	(30,752)	(52,659)
Corporate
Fair value	1,075,259	—	1,075,259	1,396,706	—	1,396,706
Amortized cost	1,172,733	—	1,172,733	1,406,183	—	1,406,183
Unrealized loss	(97,474)	—	(97,474)	(9,477)	—	(9,477)
Municipal
Fair value	491,160	—	491,160	1,969,468	—	1,969,468
Amortized cost	499,149	—	499,149	1,999,134	—	1,999,134
Unrealized loss	(7,989)	—	(7,989)	(29,666)	—	(29,666)
Total
Fair value	13,304,611	2,014,666	15,319,277	9,764,755	5,756,123	15,520,878
Amortized cost	13,528,276	2,037,226	15,565,502	9,825,805	5,787,802	15,613,607
Unrealized loss	$(223,665)	$(22,560)	$(246,225)	$(61,050)	$(31,679)	$(92,729)

The fixed income portfolio contained 22 securities in an unrealized loss position as of September 30, 2020. Of these 22 securities, 4 have been in an unrealized loss position for 12 consecutive months or longer and represent $22,560 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the nine months ended September 30, 2020. For all fixed income securities at a loss at September 30, 2020, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2020 and December 31, 2019.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains for the three and nine months ended September 30, 2020 for equity securities held as of September 30, 2020 were $981,779 and $2,195 respectively. Net unrealized (losses) gains for the three and nine months ended September 30, 2019 for equity securities held as of September 30, 2019 were $(7,603) and $1,716,124, respectively.

Other Invested Assets

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our $200,000 investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

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

The following are the levels of the fair value hierarchy and a brief description of the type of valuation inputs that are used to establish each level:

●	Level 1 is applied to valuations based on readily available, unadjusted quoted prices in active markets for identical assets.

●

Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

●

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

Assets measured at fair value on a recurring basis as of September 30, 2020, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,390,344	$—	$—	$1,390,344
MBS/ABS/CMBS	—	40,057,464	—	40,057,464
Corporate	—	42,339,992	—	42,339,992
Municipal	—	19,297,986	—	19,297,986
Redeemable preferred stocks	—	232,699	—	232,699
Total fixed maturity securities	1,390,344	101,928,141	—	103,318,485
Equity securities
Common stocks	12,596,635	—	—	12,596,635
Perpetual preferred stocks	—	1,638,453	—	1,638,453
Total equity securities	12,596,635	1,638,453	—	14,235,088
Total marketable investments measured at fair value	$13,986,979	$103,566,594	$—	$117,553,573

Assets measured at fair value on a recurring basis as of December 31, 2019, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$800,219	$—	$—	$800,219
MBS/ABS/CMBS	—	34,290,995	—	34,290,995
Corporate	—	41,915,103	—	41,915,103
Municipal	—	15,081,255	—	15,081,255
Total fixed maturity securities	800,219	91,287,353	—	92,087,572
Equity securities
Common stocks	14,448,773	—	—	14,448,773
Total marketable investments measured at fair value	$15,248,992	$91,287,353	$—	$106,536,345

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020 and December 31, 2019. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the nine-month periods ended September 30, 2020 and 2019.

4.	DEBT

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

The Company also has borrowing capacity up to approximately $33 million in the aggregate from its membership with the Federal Home Loan Bank of Chicago (FHLBC).

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. As part of the Company’s response to COVID-19, the Company obtained, in March 2020, a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan. The Company also obtained, in May 2020, a $4.0 million 0% interest, one-year loan from the FHLBC as an additional precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections as a result of the Company’s announcement in March 2020 to temporarily suspend all insurance premium billing for 30 days. The Company pledged an additional $7.4 million of fixed income securities as collateral for both FHLBC loans.

In April 2020, the Company obtained a $1.6 million loan (the PPP loan) from a commercial bank pursuant to the federally authorized Paycheck Protection Program (Program) administered by the Small Business Administration (the SBA). The PPP loan matures in the second quarter of 2022 and bears interest at a rate of 1.0% per annum. Commencing the fourth quarter of 2020, we will begin making loan payments. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the Paycheck Protection Program Flexibility Act of 2020 (the PPP Flexibility Act), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the Program) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years). Pursuant to the PPP Flexibility Act, we can obtain the lender's consent for the PPP loan maturity to be extended to the second quarter of 2025 (from 2022) and for the first payment date under the PPP loan to be extended as described in clause (i) of the previous sentence.

The total balance of the debt agreements at September 30, 2020 and December 31, 2019 was $15,097,960 and $3,475,088, respectively. The average interest rate on remaining debt was 1.5% as of September 30, 2020 and 3.7% as of December 31, 2019.

On July 30, 2020, the Company secured through FHLBC a fixed 0.74% borrowing rate for a future $4.0 million loan that becomes effective May 3, 2021, upon the maturity of the existing $4.0 million FHLBC loan.  No collateral was pledged for this forward advance.

Revolving Line of Credit

We maintained a revolving line of credit with a commercial bank, which permitted borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and expired August 5, 2020. The line of credit was priced at 30-day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company would draw down on the line of credit. There was no interest paid on the line of credit during the nine months ended September 30, 2020 and 2019. There were no financial covenants governing this agreement.

Effective August 3, 2020, the Company replaced its expiring line of credit with a $2.0 million revolving line of credit with another commercial bank, which renews annually and has a current expiration date of August 3, 2021.  This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit.  There are no financial covenants governing this line of credit.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2020	2019
WRITTEN
Direct	$14,534,058	$16,305,222
Reinsurance assumed	51,551	70,200
Reinsurance ceded	(2,328,734)	(2,410,170)
Net	$12,256,875	$13,965,252
EARNED
Direct	$14,825,942	$16,007,232
Reinsurance assumed	51,108	64,863
Reinsurance ceded	(2,344,083)	(2,392,349)
Net	$12,532,967	$13,679,746
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$10,536,397	$13,034,216
Reinsurance assumed	6,073	36,297
Reinsurance ceded	(1,679,417)	(3,461,166)
Net	$8,863,053	$9,609,347

	Nine-Month Periods Ended September 30,
	2020	2019
WRITTEN
Direct	$44,240,437	$48,349,466
Reinsurance assumed	114,924	178,446
Reinsurance ceded	(7,921,708)	(7,730,458)
Net	$36,433,653	$40,797,454
EARNED
Direct	$44,710,106	$46,710,351
Reinsurance assumed	116,404	174,583
Reinsurance ceded	(7,904,808)	(7,665,052)
Net	$36,921,702	$39,219,882
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$37,370,896	$37,778,378
Reinsurance assumed	44,409	119,498
Reinsurance ceded	(11,501,686)	(9,780,507)
Net	$25,913,619	$28,117,369

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	September 30,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$66,415	$61,264
Less: Ceded	19,463	13,974
Net	46,952	47,290
Increase in incurred losses and settlement expense:
Current year	9,298	9,092
Prior years	(435)	517
Total incurred	8,863	9,609
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,885	6,064
Prior years	2,831	4,778
Total paid	7,716	10,842
Net unpaid losses and settlement expense - end of the period	48,099	46,057
Plus: Reinsurance recoverable on unpaid losses	13,844	12,266
Gross unpaid losses and settlement expense - end of the period	$61,943	$58,323

	For the Nine-Months Ended
	September 30,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	23,838	25,779
Prior years	2,076	2,338
Total incurred	25,914	28,117
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,534	10,455
Prior years	13,083	16,316
Total paid	23,617	26,771
Net unpaid losses and settlement expense - end of the period	48,099	46,057
Plus: Reinsurance recoverable on unpaid losses	13,844	12,266
Gross unpaid losses and settlement expense - end of the period	$61,943	$58,323

Net unpaid losses and settlement expense increased $2,042,000, or 4.4%, in the nine months ended September 30, 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020 and 2019, we experienced unfavorable development of $2,076,000 and $2,338,000, respectively. The  unfavorable development for the three and nine months ended September 30, 2020 was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Business Owners Liability and Liquor Liability lines of business were the primary drivers of adverse development for the three and nine-month periods ended September 30, 2019.

7.	INCOME TAXES

The Company’s effective tax rate for the three and nine-month periods ended September 30, 2020, were 19.8% and 23.4%, respectively, compared to 48.6% and 14.6% for the same periods in 2019, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and nine months ended September 30, 2020 and 2019, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following tables:

	For the Three-Months Ended
	September 30,
	2020	2019
Provision for income taxes at the statutory federal tax rates	$105,820	$(5,684)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(7,871)	(8,955)
Tax-exempt interest income	(15,531)	(16,433)
Proration of tax-exempt interest and dividends received deduction	5,715	5,939
Nondeductible expenses	11,523	8,404
Officer life insurance, net	263	3,579
Total	$99,919	$(13,150)

	For the Nine-Months Ended
	September 30,
	2020	2019
Provision for income taxes at the statutory federal tax rates	$(215,948)	$176,341
Increase (reduction) in taxes resulting from:
Dividends received deduction	(21,567)	(28,482)
Tax-exempt interest income	(46,795)	(60,249)
Proration of tax-exempt interest and dividends received deduction	16,683	21,775
Nondeductible expenses	25,751	24,450
Officer life insurance, net	896	(11,039)
Total	$(240,980)	$122,796

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of September 30, 2020 and December 31, 2019, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2016 through current year. There are currently no open tax exams.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.  No contributions to the ESOP were made during the nine months ended September 30, 2020 and 2019, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2020, we recognized compensation expense of $206,535 related to 17,546 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2020. Of the 17,546 shares committed to be released, 1,921 shares were committed on September 30, 2020 and had no impact on the weighted average common shares outstanding for the three and nine months ended September 30, 2020. For the nine months ended September 30, 2019, we recognized compensation expense of $233,135 related to 17,530 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2019. Of the 17,530 shares committed to be released at December 31, 2019, 1,926 shares were committed on September 30, 2019 and had no impact on the weighted average common shares outstanding for the three and nine months ended September 30, 2019.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019 and April 2020. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of September 30, 2020, 18,040,  13,071, and 11,700 RSUs have been granted at a fair market value of $11.03,  $13.70, and $15.10, respectively. We recognized $126,588 and $78,226 of expense on these units in the nine months ended September 30, 2020 and September 30, 2019, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $269,359 as of September 30, 2020, which will be recognized over the remainder of the three-year vesting periods.

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

•	actual claims may exceed our best estimate of ultimate insurance losses incurred through September 30, 2020 resulting directly from the COVID-19 pandemic and consequent economic crises;
•	our reserves at September 30, 2020 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
•	the continued impact of COVID-19 and related risks, including from shelter-in-place orders, unemployment, and the financial market volatility, could continue to adversely impact our results, including premiums written and investment income;
•	infection rates, severity of pandemics, including COVID-19, civil unrest and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	changes in general economic conditions, including inflation, unemployment, interest rates, volatility in the stock and credit markets, the depth and duration of potential recession and other factors;
•	the cost, availability and collectability of reinsurance;
•	estimates and adequacy of loss reserves and trends in loss and settlement expenses;
•	changes in the coverage terms selected by insurance customers, including higher limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;
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

For the nine months ended September 30, 2020, we had direct written premiums of $44,240,000, net premiums earned of $36,922,000, and net loss of $787,000. For the nine months ended September 30, 2019, we had direct premiums written of $48,349,000, net premiums earned of $39,220,000, and net earnings of $717,000. At September 30, 2020, we had total assets of $179,984,000 and equity of $68,032,000. At December 31, 2019, we had total assets of $163,004,000 and equity of $66,342,000. In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we announced that we would be temporarily suspending all insurance premium billing for at least 30 days. As of August 10, 2020, normal billing has resumed in all states we operate in.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed maturity securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains for the three and nine months ended September 30, 2020 for equity securities held as of September 30, 2020 were $982,000 and $2,000, respectively. Unrealized (losses) gains for the three and nine months ended September 30, 2019 for equity securities held as of September 30, 2019 were $(8,000) and $1,716,000, respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain operational financial measures that we believe are valuable in managing our business and for comparison to our peers. These operational measures are combined ratio, written premiums, underwriting income, the losses and settlement expense ratio, the expense ratio, the ratio of net written premiums to statutory surplus and return on average equity.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The major components of operating revenues and net earnings are as follows:

	For the Nine-Months Ended
	September 30,
(In thousands)	2020	2019
Revenues
Total premiums earned	$36,922	$39,220
Investment income, net of investment expense	2,645	2,407
Realized investment (losses) gains, net	(402)	741
Net unrealized gains on equity securities	2	1,716
Other income (loss)	83	(44)
Total revenues	$39,250	$44,040
Summarized components of net earnings
Underwriting (loss)¹	$(2,734)	$(3,439)
Investment income, net of investment expense	2,645	2,407
Realized investment (losses) gains, net	(402)	741
Net unrealized gains on equity securities	2	1,716
Other income (loss)	83	(44)
General corporate expenses	471	445
Interest expense	151	96
(Loss) earnings, before income taxes	(1,028)	840
Income tax (benefit) expense	(241)	123
Net (loss) earnings	$(787)	$717
Total other comprehensive earnings	2,255	3,423
Comprehensive earnings	$1,468	$4,140

1Calculated by subtracting the sum of loss and settlement expenses (2020 -$25,914 and 2019 -$28,117) and policy and acquisition costs and other operating expenses (2020 - $13,742 and 2019 - $14,542) from net premiums earned (2020 -$36,922 and 2019 - $39,220).

	For the Nine-Months Ended
	September 30,
	2020	2019
Operational Ratios:
Losses and settlement expense ratio[1]	70.19%	71.69%
Expense ratio[2]	37.22%	37.08%
Combined ratio[3]	107.40%	108.77%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the nine months ended September 30, 2020 and 2019:

Premiums

Direct premiums written decreased by $4,109,000, or 8.5%, to $44,240,000 for the nine months ended September 30, 2020 from $48,349,000 for the same period of 2019. Net written premium decreased by $4,364,000, or 10.7%, to $36,433,000 for the nine months ended September 30, 2020 from $40,797,000 for the same period in 2019. Net premiums earned decreased by $2,298,000, or 5.9%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to policy exposure decreases resulting from state mandated shutdowns of restaurants and taverns and increased reinstatement costs associated with the civil unrest and protests occurring in Minneapolis, MN and the greater Chicago area in Illinois.

For the nine months ended September 30, 2020, we ceded to reinsurers $7,905,000 of earned premiums, compared to $7,665,000 of earned premiums for the nine months ended September 30, 2019. Ceded earned premiums as a percent of direct premiums written increased to 17.9% from 15.9% for the nine months ended September 30, 2020 and September 30, 2019, respectfully, primarily due to increased reinstatement premium costs associated with the civil unrest and protests occurring in Minnesota and Illinois.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $238,000, or 9.9%, to $2,645,000 for the nine months ended September 30, 2020, as compared to $2,407,000 for the same period in 2019 as a result of our increased property held for investment.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $127,000 or 288.6% during the nine months ended September 30, 2020 as a result of a decrease in audit premiums, which resulted in fewer write offs as compared to the same period in 2019.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Nine-Months Ended
	September 30,
(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	23,838	25,779
Prior years	2,076	2,338
Total incurred	25,914	28,117
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,534	10,455
Prior years	13,083	16,316
Total paid	23,617	26,771
Net unpaid losses and settlement expense - end of the period	48,099	46,057
Plus: Reinsurance recoverable on unpaid losses	13,844	12,266
Gross unpaid losses and settlement expense - end of the period	$61,943	$58,323

Net unpaid losses and settlement expense increased $2,042,000, or 4.4%, in the nine months ended September 30, 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020 and 2019, we experienced unfavorable development of $2,076,000 and $2,338,000, respectively. The 2020 unfavorable development was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Business Owners Liability and Liquor Liability lines of business were the primary drivers of adverse development for the nine months ended September 30, 2019.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $2,203,000, or 7.8%, to $25,914,000 for the nine months ended September 30, 2020, from $28,117,000 for the same period in 2019. Losses and settlement expenses decreased for the nine months ended September 30, 2020, primarily due to decreased losses due to state mandated shutdowns for restaurants and taverns and offset by increased losses related to the civil unrest and rioting that occurred in Minnesota and Illinois in late May and early June of 2020.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $800,000, or 5.5%, to $13,742,000 for the nine months ended September 30, 2020 from $14,542,000 for the same period in 2019 due to decreased premium writings coupled with a corresponding decrease in contingent commission expense.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other. Our expense ratio increased by 14 basis points from 37.08% to 37.22% for the nine months ended September 30, 2020 as compared to 2019.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $26,000, or 5.8%, in the nine months ended September 30, 2020 as compared to the same period in 2019.

Interest Expense

Interest expense increased to $151,000 for the nine months ended September 30, 2020 from $96,000 for the same period during 2019. This increase is primarily due to $46,000 in interest expense for the $6 million FHLBC borrowing in March 2020.

Income Tax Expense

We reported income tax benefit of $241,000 and income tax expense of $123,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in income tax benefit in 2020 relates to a pretax loss for the nine months ended September 30, 2020 compared to pretax earnings for the same period in 2019. Our effective tax rate for the nine months ended September 30, 2020 was 23.4%, compared to 14.6% for the same period in 2019. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The major components of operating revenues and net earnings are as follows:

	For the Three-Months Ended
	September 30,
(In thousands)	2020	2019
Revenues
Total premiums earned	$12,533	$13,680
Investment income, net of investment expense	901	811
Realized investment (losses) gains, net	(59)	141
Net unrealized gains (losses) on equity securities	982	(8)
Other (loss)	(36)	(112)
Total revenues	$14,321	$14,512
Summarized components of net earnings (loss)
Underwriting (loss)¹	$(1,052)	$(662)
Investment income, net of investment expense	901	811
Realized investment (losses) gains, net	(59)	141
Net unrealized gains (losses) on equity securities	982	(8)
Other (loss)	(36)	(112)
General corporate expenses	173	164
Interest expense	59	32
Earnings (loss), before income taxes	504	(26)
Income tax expense (benefit)	100	(13)
Net earnings (loss)	$404	$(13)
Total other comprehensive earnings	441	703
Comprehensive earnings	$845	$690

1Calculated by subtracting the sum of loss and settlement expenses (2020- $8,863 and 2019 - $9,609) and policy and acquisition costs and other operating expenses (2020 - $4,722 and 2019 - $4,733) from net premiums earned (2020 - $12,533 and 2019- $13,680).

	For the Three-Months Ended
	September 30,
	2020	2019
Operational Ratios:
Losses and settlement expense ratio[1]	70.72%	70.24%
Expense ratio[2]	37.68%	34.60%
Combined ratio[3]	108.39%	104.84%

1Calculated by dividing loss and settlement expenses by net premiums earned.

2Calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums.

3The sum of the losses and settlement expense ratio and the expense ratio. A combined ratio of under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.

The following summarizes our results for the three months ended September 30, 2020 and 2019:

Premiums

Direct premiums written decreased by $1,771,000, or 10.9%, to $14,534,000 for the three months ended September 30, 2020 from $16,305,000 for the same period of 2019. Net written premium decreased by $1,708,000, or 12.2%, to $12,257,000 for the three months ended September 30, 2020 from $13,965,000 for the same period in 2019. Net premiums earned decreased by $1,147,000, or 8.4%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to policy exposure decreases resulting from state mandated shutdowns of restaurants and taverns.

For the three months ended September 30, 2020, we ceded to reinsurers $2,344,000 of earned premiums, compared to $2,392,000 of earned premiums for the three months ended September 30, 2019. Ceded earned premiums as a percent of direct premiums written increased to 16.1% in the three months ended September 30, 2020, from 14.7% in the three months ended September 30, 2019.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $90,000, or 11.1%, to $901,000 for the period ended September 30, 2020, as compared to $811,000 for the same period in 2019.

Other Income

Other income (loss) is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other (loss) decreased by $76,000 or 67.9% during the three months ended September 30, 2020 as a result of a decrease in administrative billing charges due to decreased written premiums as compared to the same period in 2019.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $746,000, or 7.8%, to $8,863,000 for the three months ended September 30, 2020, from $9,609,000for the same period in 2019. Losses and settlement expenses decreased for the three months ended September 30, 2020, primarily due to favorable development in prior year reported claims during the three months ended September 30, 2020.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $11,000, or 0.2%, to $4,722,000 for the three months ended September 30, 2020 from $4,733,000 for the same period in 2019.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other. Our expense ratio increased by 308 basis points from 34.60% to 37.68% for the three months ended September 30, 2020 as compared to 2019. This increase was primarily driven by a decrease in the current quarter's written and earned premium.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $9,000, or 5.5%, in the three months ended September 30, 2020 as compared to the same period in 2019.

Interest Expense

Interest expense increased to $59,000 for the three months ended September 30, 2020 from $32,000 for the same period during 2019. This increase is due to $24,000 in interest expense for the three months ended September 30, 2020 relating to the $6 million FHLBC borrowing in September 30, 2020.

Income Tax Expense

We reported income tax expense of $100,000 and income tax benefit of $13,000 for the three months ended September 30, 2020 and 2019, respectively. The increase in income tax expense in 2020 relates to an increase in pretax earnings for the three months ended September 30, 2020 compared to pretax earnings for the same period in 2019. Our effective tax rate for the three months ended September 30, 2020 was 19.8%, compared to 48.6% for the same period in 2019. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	September 30,	December 31,
	2020	2019
(In thousands)	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $96,726 at 9/30/2020 and $88,348 at 12/31/2019)	$103,318	$92,087
Common stocks at fair value	12,597	14,449
Preferred stocks at fair value	1,638	—
Other invested assets	1,779	878
Property held for investment, at cost, net of accumulated depreciation of $439 at 9/30/2020 and $332 at 12/31/2019	5,516	4,354
Cash and cash equivalents	6,599	6,627
Total investments and cash	131,447	118,395
Accrued investment income	720	646
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $100 at 9/30/2020 and 12/31/2019	22,738	22,369
Ceded unearned premiums	840	823
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 9/30/2020 and 12/31/2019	13,844	11,036
Federal income taxes	718	193
Deferred policy acquisition costs, net	5,267	5,269
Property and equipment, at cost, net of accumulated depreciation of $5,950 at 9/30/2020 and $5,620 at 12/31/2019	2,851	3,033
Other assets	1,559	1,240
Total assets	$179,984	$163,004

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,943	$56,838
Unearned premiums	29,922	30,393
Reinsurance balances payable	729	375
Corporate debt	15,098	3,475
Accrued expenses	3,094	4,217
Income taxes - deferred	215	39
Other liabilities	951	1,325
Total liabilities	111,952	96,662

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,113)	(3,147)
Additional paid-in capital	32,717	32,703
Accumulated other comprehensive earnings, net of tax	5,209	2,954
Retained earnings	35,821	36,609
Less: Unearned ESOP shares at cost[3]	(2,637)	(2,812)
Total equity	68,032	66,342
Total liabilities and equity	$179,984	$163,004

1 Par value $0.01; authorized: 2020 - 10,000 shares and 2019 – 10,000 shares; issued: 2020 – 3,500 shares and 2019 – 3,500 shares;  outstanding: 2020 – 3,031 shares and 2019 – 3,015 shares.

22020 – 206 shares and 2019 – 204 shares

32020 – 264 shares and 2019 – 281 shares

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2020	2019
Case reserves	$27,533	$24,370
IBNR reserves	20,566	21,432
Net unpaid losses and settlement expense	48,099	45,802
Reinsurance recoverable on unpaid loss and settlement expense	13,844	11,036
Reserves for unpaid loss and settlement expense	$61,943	$56,838

As of September 30, 2020, the Company had received 1,283 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2020 and December 31, 2019.

As of September 30, 2020

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,556	$18,312	$36,868
Property	4,394	(423)	3,971
Other	4,583	2,677	7,260
Total net reserves	27,533	20,566	48,099
Reinsurance recoverables	6,732	7,112	13,844
Gross reserves	$34,265	$27,678	$61,943

As of December 31, 2019

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,406	$18,249	$36,655
Property	2,706	(178)	2,528
Other	3,258	3,361	6,619
Total net reserves	24,370	21,432	45,802
Reinsurance recoverables	4,488	6,548	11,036
Gross reserves	$28,858	$27,980	$56,838

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2020 and 2019, we experienced unfavorable development of $2,076,000 and $2,338,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2019 at $45,802,000. As of September 30, 2020, that reserve was re-estimated at $47,878,000, which is $2,076,000, or 4.5%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (6.0)% to 7.5%. As shown in the table below, since 2015 the variance in our originally estimated accident year selections range from (2.6)% deficient to 9.0% redundant as of September 30, 2020.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2015	2016	2017	2018	2019
As originally estimated	24,293	25,619	29,801	29,762	33,563
As estimated at September 30, 2020	22,108	25,695	30,258	28,451	34,427
Net cumulative (deficiency) redundancy	$2,185	$(76)	$(456)	$1,311	$(864)
% (deficiency) redundancy	9.0%	(0.3)%	(1.5)%	4.4%	(2.6)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2019
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$41,371	5.3%
Recorded	45,802	0.0%
High End	47,312	(1.8)%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	300	—	—	—	300	—
MBS/ABS/CMBS	$11,438	$(118)	$2,015	$(23)	$13,453	$(141)
Corporate	1,075	(97)	—	—	1,075	(97)
Municipal	491	(8)	—	—	491	(8)
Total temporarily impaired fixed maturity securities	$13,304	$(223)	$2,015	$(23)	$15,319	$(246)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$699	$(1)	$699	$(1)
MBS/ABS/CMBS	6,399	(22)	5,057	(31)	11,456	(53)
Corporate	1,397	(9)	—	—	1,397	(9)
Municipal	1,969	(30)	—	—	1,969	(30)
Total temporarily impaired fixed maturity securities	$9,765	$(61)	$5,756	$(32)	$15,521	$(93)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio increased by about $1.6 million from a gain of $2,473,000 at the end of 2019 to a gain of $4,044,000 as of September 30, 2020. The increase in unrealized gains was driven by a strong rally in Treasuries which resulted in the yield curve dropping about 125 bps due to COVID-19 concerns and the subsequent change in Federal policy. While spreads on Corporate bonds have been volatile through the year, they are generally back to where they were at the end of the year, so spreads have had a limited impact on unrealized gains so far in 2020.

Municipal Bonds

The net unrealized gain in the Municipal portfolio rose from $778,000 at the end of 2019 to $1,280,000 at the end of September 30, 2020, an increase of $502,000.  Like Corporates, Municipals benefitted from a strong rally in the Treasury market which caused prices in Municipals to move higher.

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

For the nine months ended September 30, 2020, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2020 and December 31, 2019, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2020 and December 31, 2019, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Deferred acquisition costs	$5,267	$5,269
Unearned premium reserves	29,922	30,393

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

As of September 30, 2020, and December 31, 2019, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2016 through current year are open for examination.

Other Assets

As of September 30, 2020 and December 31, 2019 other assets totaled $1,559,000 and $1,240,000, respectively. The other assets balances on the consolidated balance sheets are primarily composed of Corporate Owned Life Insurance asset value as well as prepaid fees. The increase in other assets relates to $298,000 of securities receivable as of September 30, 2020.

Outstanding Debt

As of September 30, 2020 and December 31, 2019, outstanding debt balances totaled $15,098,000 and $3,475,000, respectively. The average rate on remaining debt was 1.5% as of September 30, 2020 and 3.7% as of  December 31, 2019, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

The Company also has borrowing capacity up to approximately $33 million in the aggregate from its membership with FHLBC.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. As part of the Company’s response to COVID-19, the Company obtained, in March 2020, a $6.0 million loan from the Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan. The Company also obtained in May 2020 a $4.0 million loan from the FHLBC as an additional precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections as a result of the Company’s announcement in March 2020 to temporarily suspend all insurance premium billing for 30 days. The Company pledged an additional $7.4 million of fixed income securities as collateral for both FHLBC loans.

In April 2020, the Company obtained a $1.6 million loan (the PPP loan) from a commercial bank pursuant to the federally authorized Paycheck Protection Program (Program) administered by the Small Business Administration (the SBA). The PPP loan matures in the second quarter of 2022 and bears interest at a rate of 1.0% per annum. Commencing the fourth quarter of 2020, we will begin making loan payments. All or a portion of the PPP loan may be forgiven by the SBA upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA's requirements. Under the Paycheck Protection Program Flexibility Act of 2020 (the PPP Flexibility Act), (i) the first payment date for the PPP loan will be the earlier of (a) 10 months after the end of the “covered period” (as determined under the Program) or (b) the date the bank receives a remittance of the forgiven amount from the SBA, and (ii) the PPP loan’s maturity is extended to five years (from 2 years). Pursuant to the PPP Flexibility Act, we can obtain the lender's consent for the PPP loan maturity to be extended to the second quarter of 2025 (from 2022) and for the first payment date under the PPP loan to be extended as described in clause (i) of the previous sentence.

Revolving Line of Credit

We also maintain a revolving line of credit with another commercial bank, which permits borrowing up to an aggregate principal amount of $2.0 million. This facility was initially entered into in early August of 2020. The line of credit is priced at Prime plus 0.5%. In order to secure the lowest rate possible, the Company pledged business assets not to exceed $2.0 million in the event the Company draws down on the line of credit. There were no borrowings outstanding and there was no interest paid on the line of credit during the nine months ended September 30, 2020 and 2019. There are no financial covenants governing this line of credit.

Other Liabilities

As of September 30, 2020 and December 31, 2019 other liabilities totaled $951,000 and $1,325,000, respectively. The decrease in other liabilities relates to decreases in accounts payable and advance premiums as of September 30, 2020.

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash used in investing activities during the nine months ended September 30, 2020 compared to the same period in 2019 relates to purchases of both fixed maturity securities and preferred stocks. The increase in cash provided by financing activities during the nine months ended September 30, 2020 compared to the same period in 2019 relates to $11.6 million in loans obtained from FHLBC and SBA during the first six months of 2020. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine-Months Ended September 30,
(In thousands)	2020	2019
Net cash (used in) operating activities	$(413)	$(2,351)
Net cash (used in) investing activities	(11,128)	(153)
Net cash provided by (used in) financing activities	11,513	(110)
Net (decrease) in cash and cash equivalents	$(28)	$(2,614)

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

The following table summarizes, as of September 30, 2020, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations. As of September 30, 2020, the Company had received 1,283 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$61,944	$21,313	$22,265	$12,482	$5,884
Debt obligations	15,758	307	9,346	6,105	—
Operating lease obligations	411	286	125	—	—
Total	$78,113	$21,906	$31,736	$18,587	$5,884

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

The average maturity of the debt securities in our investment portfolio at September 30, 2020, was 8.15 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	September 30, 2020
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,528)	$92,790
100 basis point increase	(5,414)	97,904
No change	—	103,318
100 basis point decrease[1]	3,337	106,655
200 basis point decrease[1]	4,370	107,688

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2020, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
July 1 – July 31, 2020	3,672	$11.66	3,672	$2,833,779
August 1 – August 31, 2020	1,100	11.35	1,100	2,832,679
September 1 – September 30, 2020	3,283	11.64	3,283	2,829,396
Total	8,055	$11.61	8,055

(1)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date.

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2020.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)