Form 10-K
period 2020-12-31
ICC Holdings, Inc.
filed 2021-03-30
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, based upon the closing sale price of the Common Stock  on June 30, 2020 as reported on the NASDAQ Stock Market, LLC, was $24,426,126. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 15, 2021 was 3,296,555.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

~  3  ~

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 25.1% and 26.1% of the premium was written in Illinois for the years ended December 31, 2020 and December 31, 2019, respectively. The Company operates as a single segment.

We primarily market our products through a network of 178 independent agents in the states that we write in. ICC has been assigned, as of June 3, 2020, a “B++” (Good) financial strength rating by A.M. Best Company, Inc. (A.M. Best), which is the fifth highest out of fifteen possible ratings. ICC’s upcoming evaluation by A.M. Best is occurring on April 28, 2021 and therefore the ratings from this evaluation will not be available at the time of this report. ICC’s prior evaluation with A.M. Best occurred on April 14, 2020, when A.M. Best affirmed its Financial Strength Rating (FSR) of “B++” and affirmed the Issuer Credit Rating (ICR) of “bbb+”. At that time, the outlook of the FSR as well as the Long-Term ICR is stable. A.M. Best also affirmed the Long-Term ICR of “bb+” of ICC Holdings, Inc. The outlook assigned, as of June 3, 2020, to the credit rating of the Company is stable.

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

ICC mutualized in 2004 and began to expand its territory geographically within the Midwest. We are an admitted carrier in 15 states: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Michigan, Missouri, Ohio, Oregon, Pennsylvania, Tennessee, Utah and Wisconsin. As we expand our territory and product lines, we maintain our focus and commitment to the food and beverage industry. As a result, we have developed an expertise in our niche, particularly within the areas of underwriting, loss control, and claims management. ICC continues to leverage that experience into the ongoing development of innovative insurance products and services uniquely tailored to the food and beverage industry.

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

~  4  ~

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

~  5  ~

Industry Expertise – We have provided the food and beverage industry insurance products and services since 1950. By leveraging our experience, we better understand our customers and their needs, which allows us to better price our products and services and defend claims aggressively and economically using the experience of our in-house legal department and an established network of specialized defense attorneys. As a result, we are the exclusively endorsed property and liability insurance provider for the Arizona Licensed Beverage Association, the Indiana Restaurant and Lodging Association, the Illinois Licensed Beverage Association, the Minnesota Licensed Beverage Association, the Ohio Licensed Beverage Association, and the Tavern League of Colorado. We also provide insurance agents with continuing education on industry topics, such as liquor liability, kitchen fire prevention, and alcohol server training. For policyholders serving liquor, we provide certified alcohol server training as a value-added service and risk elimination/mitigation tool. Our employees are also regular panel speakers at local and national claims conferences.

Enterprise Risk Management – As part of our effort to grow responsibly, we have put in place a cross-functional, multi-dimensional enterprise risk management program. The program is focused on financial, organization, operational, tactical, market and legal risks and is managed at two different levels: the enterprise risk committee of our board of directors and our internal enterprise risk management committee. The focus of the enterprise risk committee of our board of directors is on oversight, top tier risk, emerging risks, and risk optimization. The internal enterprise risk committee is comprised of our executive team, along with our actuarial manager, which is focused on conducting a review of all risks attendant to the Company at least annually; rating triaged risks for severity, frequency, and control; completing risk control reports for stress testing, risk tolerance, and mitigation plans; measuring and monitoring risk on an ongoing basis; and tying enterprise risk management to individual performance evaluations and compensation. Annually the Company, working with its reinsurance broker, completes an economic capital model for the insurance operations of ICC.

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

~  6  ~

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

Maintaining Our Financial Strength Ratings.

In June 2020, A.M. Best affirmed ICC’s financial strength rating of “B++” stable outlook. A key to achieving our goal of significant growth in our premiums written is obtaining an A.M. Best rating of “A-” or better. Increasing our capitalization and maintaining strong operating performance are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

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

~  7  ~

Focus on niche food and beverage business.

We target niche markets within the food and beverage industry that support adequate pricing and believe we are able to adapt to changing market needs ahead of our competitors through our strategic focus. We develop and deliver specialty insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit. We believe that our extensive experience and expertise specific to underwriting and claims management in the food and beverage industry will allow continued loss ratio improvement going forward. The Company is committed to retaining this underwriting and claim handling expertise as a core competency as the volume of business increases.

Strong market presence with name recognition and long-standing producer relationships.

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 25.1% of current direct premium was generated in Illinois for the year ended December 31, 2020.

Great care is taken in building the ICC brand in all states of operation and the Company holds significant market share in nearly all states serviced. ICC acknowledges that each state, each agency and each customer is unique. A commitment to quality of product and services is universally important and recognized.

Scalable operations positioned for growth.

We are focused on automation and operating efficiencies across our core functional areas. We have consistently increased premium per full time equivalent employee for five consecutive years with the exception of 2020 during which we experienced a decrease in written premium per full time equivalent employee due to the disproportionate negative impact COVID-19 had on the Company’s market niche. We believe we are well-positioned in both terms of personnel and systems to increase written premiums and to expand into new geographic markets with better than industry level profitability using the efficient operating infrastructure we have developed.

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 24 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 24 years of experience in the insurance industry. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 32 years of insurance experience and 25 years of property and casualty underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 24 years’ experience in information technologies and 17 years’ experience in the insurance industry. Additionally, Julia B. Suiter, our Chief Legal Officer, has served with ICC since 2009 and has over 24 years’ experience in insurance defense and contract law. Kathleen S. Springer, our Chief Human Resources Officer, has served with ICC since 2008 and has over 24 years’ experience in benefits, compensation, and talent acquisition and more than 11 years’ experience in the insurance industry. As a group, our executive officers have on average more than 21 years’ experience in the property and casualty insurance industry.

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers’ compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2020,  ICC had 5,802 BOP policies, 6,080 liquor liability policies, 1,893 workers’ compensation policies and 1,441 commercial umbrella policies. 88.4% of BOP policies and 92.6% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Marketing and Distribution

Our commercial insurance product is sold by over 178 independent insurance agents, also referred to as producers. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company.

~  8  ~

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2020, one of our producers was responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 38.0% of direct premiums written.

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

~  9  ~

Our underwriting staff of 20 employees has an average of 18 years of insurance industry experience. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 32 years of insurance experience with 25 years of property and casualty underwriting experience.

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

Chief Legal Officer, Julia Suiter, provides oversight of our claims and legal departments.  She has over 24 years’ experience in insurance defense litigation and contract law. Ms. Suiter, supervises a legal department staff that includes a Litigation Manager, a Litigation Counsel, a Paralegal, a Claims Manager and a claims staff of 17 employees with considerable years of experience in processing property and casualty insurance claims.

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

~  10  ~

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. We expect 2021s reinsurance spend to be slightly lower than 2020. For the year ended December 31, 2020, we ceded to reinsurers $10.1 million of written premiums, compared to $10.0 million of written premiums for the year ended December 31, 2019.

The chart below illustrates the 2021 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms following the chart):

**Notes:**
All Programs Incept 1/1/2021
LAE is included in net loss
* WC coverage for single claimant events exhausts at $11M. Coverage xs $15m is for losses from multi-claimant events
** Excludes any coverage related to HNOA delivery losses
*** Placed with Gen Re

$70.5M
$45M xs $25.5M
All Perils
Including NBCR Terror
MAOL: $5M
Coverage applies only for multi-clamant losses
$25.5M
$14.5M xs $11M
1@100%,
Nil for Terrorism
MAOL: $11M
$11M
See Casualty XOL Tower for WC Coverage <$11M
WC XOL Tower*
$11M
$5M xs $6M
Clash
(Includes Per Person/Occ WC)
1@100%
$6M
$5M xs $1M
3 Free
(Includes Per Person/Occ WC)
Basket coverage:
$1M xs $1M
5% co-part
$1M
$1M Retention
Casualty XOL Tower**
$2M
$1.25M xs $750k
1@75%, 1@100%
35% co-part
$750k
$750k Retention
Hired and Non-Owned Auto XOL
$12M
$7M xs $5M
Fac ***
w/o NBCR
$5M
$3M xs $2M
1 Free, 1@50%
w/o NBCR
$2M
$1.25M xs $750k
AAD: $750k
6 Free; w/o NBCR
3.5% co-part
$750k Retention
Property Per Risk XOL Tower
$15M
$10M xs $5M
1@100% w/o NBC
1.5% co-part
$5M
$4M xs $1M
1@150% w/o NBCR
$1M
$1M Retention
Section A
Property Cat Occurrence
$5M
$3M xs $2M
$100k Occ. Ded
w/o NBCR
61.5% co-part
$2M
$2M Retention
Section B
Aggregate Cat

~  11  ~

Term	Meaning
1 @ x%	“1” refers to the number of times that we reinstate the coverage. The number prior to the “%” sign indicates the overall cost to us when reinstating coverage.
AAD	This is short for Aggregate Annual Deductible. Aggregate annual deductible is the maximum amount ICC needs to pay within a policy period before the reinsurer pays for covered losses.
Aggregate Catastrophe	An aggregate catastrophe treaty is a reinsurance cover designed to help us manage the effects of multiple catastrophe events on our results.
Basket Coverage

Excess liability reinsurance that attaches once retained losses in combined property and casualty occurrences (i.e. those that involve BOP property and BOP liability, or Liquor Liability or Workers’ Compensation or Hired and Non-owned Auto) exceed $1 million.  If ICC has an occurrence where the combined property and casualty retention is greater than $1 million then the company would recover up to $1 million of loss in excess of that $1 million retention.  The basket coverage limits the Company’s retention in any one combined occurrence to $1 million and not the combined separate retentions provided for in the casualty reinsurance ($1.0 million), Workers Compensation reinsurance ($1.0 million), Hired and Non-owned Auto reinsurance ($750,000) and Property reinsurance ($750,000).

Casualty	For this chart, this refers to our Liquor Liability, BOP liability, Workers’ Compensation and any Umbrella policies.
Catastrophe	Reflects the sum of all individual losses directly resulting from any one occurrence, disaster, accident or loss or a series of occurrences, disasters, accidents or losses arising out of one event.
F&U	Short for Free and Unlimited. Refers to the number and cost of reinstating reinsurance coverage. With this wording, each separate loss occurrence above the retention is covered by the treaty.
Inures	Our Workers’ Compensation reinsurance contracts are first applied to reduce the loss subject to the Casualty XOL contract and are said to inure to the benefit of the Casualty XOL contract.
MAOL	This reinsurance sublimit puts a cap on the maximum loss any one life/claimant can contribute to the reinsurance recoverable.
Per Risk	Reinsurance in which the reinsurance limit and our loss retention apply “per risk,” rather than per accident, per event, or in the aggregate.
Retention	The amount of loss and settlement expense retained by us either per occurrence on casualty losses or per risk on property claims.
WC	This is short for Workers’ Compensation.
XOL	This is short for Excess of Loss reinsurance coverage.
XS

This is short for Excess. For example, our Property per Risk tower has three separate contracts providing coverage. The top layer in that tower provides $7.0 million coverage for each risk for losses in excess of $5.0 million.

We retain the first $1.0 million of workers’ compensation losses. Losses in excess of the $1.0 million are covered under our casualty excess of loss program within the Casualty XOL Tower up to $6.0 million. Losses above the $6.0 million are then covered under the second workers’ compensation treaty through $11.0 million. Above $11.0 million, losses are covered under a workers’ compensation cover within the WC XOL Tower that provides $14.5 million in excess of $11.0 million. We have an additional cover that provides $45.0 million of coverage in excess of $25.5 million for six direct policies issued by the Company.

Casualty risks (Casualty XOL Tower) (business owners, liability, liquor liability, umbrella) are covered for $10.0 million in loss above a $1.0 million retention for each loss occurrence.

Property per risk excess of loss program (Property Per Risk XOL Tower) provides coverage above our $750,000 retention up to $12.0 million on a treaty basis and facultative for a few risks above that to their full limits.

Property catastrophe reinsurance (Section A Property Cat Occurrence) provides coverage in any one event for $14.0 million of loss in excess of our $1.0 million retention.

We also have aggregate catastrophe protection (Section B Aggregate Catastrophe) in the event that catastrophe losses retained by us exceeds $2.0 million in such year. This program allows us to aggregate catastrophe events where losses exceed $100,000 but fall below the $1 million occurrence retention.

~  12  ~

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

The following table sets forth the largest amounts of loss and loss expenses recoverable from reinsurers as of December 31, 2020:

	Losses and Settlement
	Expense Recoverable	Percentage of
	On Unpaid Claims (In thousands)	Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
Platinum Underwriters	$2,337	17.9%	A+
Hannover Ruckversicherungs	1,750	13.4%	A+
Aspen Insurance UK Ltd	1,561	12.0%	A
Everest Reinsurance Company	1,495	11.5%	A+
Partner Reinsurance Company	1,425	10.9%	A+
Swiss Reinsurance	1,226	9.4%	A+
Endurance Reinsurance	565	4.3%	A+
Liberty Mutual Insurance Company	461	3.5%	A
Toa Reinsurance Company	325	2.5%	A
Allied World Insurance Company	154	1.3%	A
All other reinsurers including anticipated subrogation	1,721	13.3%	A- or better
Total	$13,020	100.0%

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

~  13  ~

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the year ended December 31, 2020
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	379	$7.89	$7.66	$0.23	$13.25
Commercial Multi-Peril (liability portion)	387	26.95	11.92	15.03	8.55
Workers’ Compensation	204	9.58	5.87	3.72	3.77
Other Liability - occurrence	162	16.81	7.53	9.27	4.24
Total	1,132	$61.23	$32.98	$28.25	$29.81

1

Assumed reserves of $0.35 million are excluded from the Total Gross Reserves. Workers' Compensation ($0.34 million assumed reserve) and Umbrella Liability ($0.01 million assumed reserve) are the only lines of business that have assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2020 and 2019, prepared in accordance with GAAP.

(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	31,356	33,564
Prior years	1,206	151
Total incurred	32,562	33,715
Deduct: Loss and settlement expense payments for claims incurred:
Current year	13,054	15,285
Prior years	16,754	17,339
Total paid	29,808	32,624
Net unpaid losses and settlement expense - end of the period	48,556	45,802
Plus: Reinsurance recoverable on unpaid losses	13,020	11,036
Gross unpaid losses and settlement expense - end of the period	$61,576	$56,838

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2011 through 2020 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

~  14  ~

As noted in the table below, since 2011 the Company has principally selected initial ultimate loss picks that have proven to be deficient over time.

(In thousands)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$36,204	$35,976	$36,340	$38,795	$41,898	$40,702	$41,048	$44,714	$45,802	$48,556
Cumulative amount of liability paid through:
One year later	12,175	12,188	12,509	14,088	17,686	16,841	17,122	17,311	16,752
Two years later	21,071	20,899	22,677	26,877	29,066	26,640	28,219	27,734
Three years later	27,245	27,481	29,923	34,742	35,548	34,275	34,970	—
Four years later	31,109	31,900	33,651	37,926	39,047	37,916	—	—
Five years later	32,978	33,842	35,207	39,452	40,607	—	—	—
Six years later	33,933	34,593	36,053	40,239	—	—	—	—
Seven years later	34,285	34,854	36,371	—	—	—	—	—
Eight years later	34,422	34,997	—	—	—	—	—	—
Nine years later	34,440	—	—	—	—	—	—	—
Liability estimated after:
One year later	35,534	35,113	36,765	38,237	40,417	39,667	42,525	44,839	47,008
Two years later	35,706	35,574	36,209	39,598	42,176	41,573	44,176	45,646	—
Three years later	36,093	35,379	36,766	41,569	42,294	43,011	45,171	—	—
Four years later	35,486	36,029	37,274	41,348	43,108	43,787	—	—	—
Five years later	35,172	35,744	36,958	41,519	43,170	—	—	—	—
Six years later	34,804	35,471	37,045	41,370	—	—	—	—	—
Seven years later	34,686	35,350	36,939	—	—	—	—	—	—
Eight years later	34,647	35,240	—	—	—	—	—	—	—
Nine years later	34,579	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency):
Gross liability - end of year	51,432	54,623	57,334	64,618	61,054	52,817	51,074	51,447	56,838	61,576
Reinsurance recoverable	15,228	18,647	20,994	25,823	19,156	12,115	10,030	6,736	11,036	13,020
Net liability - end of year	36,204	35,976	36,340	38,795	41,898	40,702	41,044	44,711	45,802	48,556
Gross re-estimated liability - latest	51,742	56,175	58,585	68,246	60,905	54,273	52,447	53,412	56,520
Re-estimated reinsurance recoverables - latest	17,163	20,935	21,646	26,876	17,735	10,486	7,276	7,766	9,512
Net re-estimated liability - latest	34,579	35,240	36,939	41,370	43,170	43,787	45,171	45,646	47,008
Gross cumulative redundancy (deficiency)	(310)	(1,552)	(1,251)	(3,628)	149	(1,456)	(1,373)	(1,965)	318

~  15  ~

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

Our investment portfolio is managed by two independent third party firms.

The following table sets forth information concerning our investments in available for sale (AFS) securities, as of December 31:

	2020
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,353	$1,385
MBS/ABS/CMBS	40,509	41,743
Corporate	39,186	43,581
Municipal	17,489	18,790
Redeemable preferred stock	216	242
Total AFS securities	$98,753	$105,741

	2019
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$800	$800
MBS/ABS/CMBS	33,803	34,291
Corporate	39,442	41,915
Municipal	14,303	15,082
Total AFS securities	$88,348	$92,088

~  16  ~

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P), as of December 31:

	2020		2019
Rating[1]	Estimated Fair Value (In thousands)	Percent of Total[2]	Estimated Fair Value (In thousands)	Percent of Total[2]
AAA	$25,272	23.9%	$25,508	27.7%
AA	31,934	30.2%	22,838	24.8%
A	29,079	27.5%	29,284	31.8%
BBB	17,553	16.6%	13,905	15.1%
BB	1,903	1.8%	553	0.6%
Total	$105,741	100.0%	$92,088	100.0%

[1]The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

[2]Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities, as of December 31, 2020. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$1,001	$1,022
One through five years	20,290	21,820
Five through ten years	15,176	17,064
Greater than ten years	21,561	23,850
MBS/ABS	40,509	41,743
Redeemable preferred stock	216	242
Total debt securities	$98,753	$105,741

[1]Debt securities are carried at fair value in our financial statements

At December 31, 2020, the average maturity of our fixed maturity investment portfolio was 8.38 years and the average duration was 5.29 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

Our independent third party investment managers provide us with pricing information that they obtain from independent pricing services, to determine the fair value of our fixed maturity securities. After performing a detailed review of the information obtained from the pricing service, limited adjustments may be made by the managers to the values provided.

Our average cash and invested assets, net investment income and return on average cash and invested assets, for the years ended December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Average cash and invested assets	$127,158	$113,802
Net investment income	3,498	3,185
Return on average cash and invested assets	2.8%	2.8%

~  17  ~

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns a “B++” (Good) rating to ICC. This rating is the fifth highest out of 15 rating classifications. The next rating evaluation by A.M. Best is occurring on April 28, 2021 and therefore the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated “B++” are considered by A.M. Best to have “a good ability to meet their ongoing insurance obligations.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

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

Competition

Given our exclusive focus on providing insurance products and services for the food and beverage industry, the market conditions for our business and, accordingly, our competition, varies geographically based upon the states in which we operate and also by the segment of the food and beverage industry (e.g., bars versus fine dining). In some states (Illinois, Iowa, Minnesota and Wisconsin) competition is primarily from Midwest based regional carriers with products targeting the food and beverage industry, such as Society Mutual Insurance Company, Badger Mutual Insurance Company, Midwest Family Mutual Insurance Company and West Bend Mutual Insurance Company. We have experienced increased competition in Missouri from larger regional and national insurance companies without a focus on the food and beverage industry (such as Allied Insurance Company, Auto-Owners Insurance Company and Travelers Insurance Company) and excess and surplus line insurance companies (such as EverGuard Insurance Services, Inc. and Lloyd’s of London). In our eastern most states of Michigan, Ohio and Pennsylvania, the primary competitors are well established national carriers with a strong presence in those states such as Auto Owners, Erie and Cincinnati. In our most western states of Arizona and Colorado, we have found market opportunities initially due to a lack of strong regional competition, however, Society Mutual has now entered Colorado and Illinois based SPRISKA appears to be targeting both states. When evaluating the franchise and fine dining segment of the food and beverage industry, we compete with national insurance carriers, such as Allied Insurance Company, Travelers Insurance Company and The Hartford Insurance Company. For risks with greater alcohol and entertainment exposures, competition for liquor liability comes from primarily excess and surplus lines companies such as USLI and Conifer.

~  18  ~

Despite significant competition, we believe we continue to maintain strong market share.

	Number of Eating and Drinking Places in 2020	Number of Locations Insured by ICC at December 31, 2020	Approximate Market Share (%)
Arizona[1]	10,281	218	2.1%
Colorado	12,031	1,127	9.4%
Illinois	25,488	4,425	17.4%
Iowa	6,285	2,739	43.6%
Indiana	12,196	1,177	9.7%
Kansas	5,328	123	2.3%
Michigan	16,543	417	2.5%
Minnesota	10,681	1,925	18.0%
Missouri	11,200	1,682	15.0%
Ohio	22,547	741	3.3%
Pennsylvania	26,548	119	0.4%
Wisconsin	12,796	474	3.7%
Total	171,924	15,167	8.8%

Source: National Restaurant Association; ICC

1We began accepting business in Arizona in 2020

Talent

We recognize that our employees are our most valuable asset. We are committed to building an inclusive and diverse workforce and promoting a culture of respect where individual viewpoints are heard. The Company’s Chief Human Resources Officer (CHRO), with oversight by the executive team, leads our talent management initiatives. The CHRO’s key responsibilities include developing programs that advocate diversity, equity and inclusion within the Company’s recruiting, selection, training and development practices.

The Company’s Total Rewards program is a competitive compensation package that supports the Company’s commitment to attracting and retaining a talented workforce. In addition to base salaries or hourly wages, Total Rewards includes an annual profit-sharing incentive for all employees, an executive long-term incentive plan, and retirement, health, disability and life insurance benefits. Local, regional and national compensation surveys are used by the Human Resources Department to ensure a competitive compensation package exists for the Company’s positions.

An important component of the annual profit-sharing incentive is the Company’s Employee Stock Ownership Plan (ESOP), a qualified retirement plan that grants shares of the Company’s stock to eligible employees. The ESOP provides an avenue for employee shareholders to actively participate in building value that is alignment with the interests of other shareholders. In addition to the ESOP, executives participate in a discretionary bonus program where restricted stock units are awarded annually.

As of December 31, 2020, we had 94.5 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

~  19  ~

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

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During each of the years ended December 31, 2020, 2019 and 2018, ICC did not receive inquiries from regulators on results for any of the IRIS tests.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2020 and 2019, we incurred $11,000 and recovered $29,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Terrorism Risk Insurance Act of 2002

In January 2015 and December 2019, Congress passed the Terrorism Risk Insurance Program Reauthorization Act of 2015 and 2019, respectively, which amended and extended the Terrorism Insurance Program through December 31, 2027. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 80% of covered terrorism losses exceeding a prescribed deductible. The act limits an insurer’s exposure to certified terrorist acts (as defined by the Act) to the prescribed deductible amount. The insurance industry’s aggregate deductible is $41.7 billion in 2020. Each insurer’s deductible is capped at 20% of the insurer’s direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

The new law also amended the Gramm-Leach-Bliley Act to establish the National Association of Registered Agents and Brokers as a nonprofit corporation with the purpose of prescribing licensing and producer qualification requirements and conditions on a multi-state basis.

Privacy

As mandated by the Gramm-Leach-Bliley Act, states continue to promulgate and refine laws and regulations that require financial institutions, including insurance companies, to take steps to protect the privacy of certain consumer and customer information relating to products or services primarily for personal, family or household purposes. An NAIC initiative that affected the insurance industry was the adoption in 2000 of the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of customer information. We have implemented procedures to comply with the Gramm-Leach-Bliley Act’s related privacy requirements.

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

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2020, the amount available for payment of dividends by ICC in 2021 without the prior approval of the Illinois Department of Insurance is approximately $5.9 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

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

ICC holds a financial strength rating of “B++” (Good) by A.M. Best, the fifth highest rating out of 15 rating classifications. Our upcoming evaluation by A.M. Best will occur on April 28, 2021, with the ratings from this evaluation being released thereafter. Our most recent prior evaluation occurred on April 14, 2020, when A.M. Best assigned its outlook as stable for ICC’s issuer credit rating, and affirmed its financial strength rating of “B++” and affirmed its issuer credit rating of “bbb+”. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings is an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See

Item 1. Business — A.M. Best Rating.

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

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment losses of $245,000 and net realized investment gains of $1.2 million for the years ended December 31, 2020 and December 31, 2019, respectively. Our investments will be subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information About Market Risk.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

For the year ended December 31, 2020, approximately 25.1% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2020, we ceded 17.2% of our direct written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A” (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

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

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. We had one producer that was responsible for more than 5% of our direct premiums written. This producer accounted for $4.33 million or approximately 7.3% of our direct premiums written in 2020. No other producer accounted for more than 5% of our 2020 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

Our revenues may fluctuate with our investment results and changes in interest rates.

Our investment portfolio contains a significant amount of fixed income securities. The fair values of these invested assets fluctuate depending upon economic conditions, particularly changes in interest rates. We may not be able to prevent or minimize the negative impact of interest rate changes on equity, for unrealized losses. Additionally, unforeseen circumstances may force us to sell certain of our invested assets at a time when their fair values are less than their original cost, resulting in realized capital losses, which would reduce our net earnings.

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

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. For the year ended December 31, 2020, approximately 25.1% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•	approval of policy forms and premium rates;
•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;
•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;
•	licensing of insurers and their producers;

~  27  ~

•	advertising and marketing practices;
•	restrictions on the nature, quality and concentration of investments;
•	assessments by guaranty associations and mandatory pooling arrangements;
•	restrictions on the ability to pay dividends;
•	restrictions on transactions between affiliated companies;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	claims practices;
•	prescribing the form and content of reports of financial condition required to be filed; and
•	requiring reserves for unearned premiums, losses and other purposes.

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

The Company’s business is highly dependent upon the successful and uninterrupted functioning of the information technology and telecommunications systems of ICC and its third party vendors. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Our employees participate in ongoing security awareness training focused on the prevention and identification of possible threats. We also have security measures in place which are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions.

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

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the liquor liability sector of the insurance industry, replacing key employees in that line of our business could be challenging. Our key officers include: Arron K. Sutherland, our President and Chief Executive Officer, Michael R. Smith, our Vice President – Chief Financial Officer, Norman D. Schmeichel, our Vice President – Chief Information Officer, Howard J. Beck, our Vice President – Chief Underwriting Officer, Julia B. Suiter, our Chief Legal Officer, and Kathleen S. Springer, our Chief Human Resources Officer. These key officers have an average of more than 21 years of experience in the property and casualty insurance industry.

We do not have agreements not to compete or employment agreements with our employees, except for our employment agreement with Mr. Sutherland and change in control agreements with certain officers, including Messrs. Smith, Schmeichel, and Beck, and Mesdames Suiter and Springer. Our employment agreement with Mr. Sutherland and change in control agreements have change of control provisions that provide for certain payments and the continuation of certain benefits in the event such officer is terminated without cause or such officer voluntarily quits for good reason after a change in control.

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

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Acts of 2015 and 2019, is effective through December 31, 2027. Prior to the act, insurance coverage from private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States (in consultation with the Secretary of Homeland Security) and that exceed $200 million in any year will be reimbursed by the federal government subject to a limit of $100 billion. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year, up to the insurer’s proportionate share of the $100 billion. Our deductible is approximately $11.92 million for 2020. For losses in excess of the deductible, the federal government will reimburse 80% of the insurer’s loss.

~  29  ~

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2020, we participated in mandatory pooling arrangements in four states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

~  30  ~

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as applicable to emerging growth companies, which requires management to assess the effectiveness of internal controls. As described in Item 9A of Part II of this Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2020. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

Collectively, the three investors who purchased shares from us pursuant to investment agreements (the Clinton-Flood Purchasers, Rock Island Investors, LLC, and Tuscarora Wayne) own or exercise voting and investment control of 1.2 million of our shares, or 36.5% of our outstanding common stock. Pursuant to their respective purchase agreement, each investor has agreed to, among other things, vote as recommended by our board of directors (subject to limited exceptions), agree to a standstill provision, including from purchasing shares of our common stock except as provided by a contractual preemptive right, for up to seven years, agreed to restrictions on their respective ability to sell their shares of our common stock.

If and for so long as an investor beneficially owns two percent (2.0%) or more of the shares of our common stock and a standstill termination event has not occurred, the investor shall generally vote and cause to be voted all shares of common stock beneficially owned by such investor (a) for persons nominated and recommended by ICC Holdings’ Board of Directors for election as directors of ICC Holdings’ Board of Directors and against any person nominated for election as a director by any other person or entity, and (b) as directed or recommended by ICC Holdings’ Board of Directors with respect to any proposal presented at any meeting of ICC Holdings’ shareholders, including, but not limited to (i) the entire slate of directors recommended for election by the ICC Holdings’ Board of Directors to the shareholders of ICC Holdings at any meeting of ICC Holdings’ shareholders at which any directors are elected, (ii) any shareholder proposal submitted for a vote at any meeting of ICC Holdings’ shareholders, and (iii) any proposal submitted by ICC Holdings for a vote at any meeting of ICC Holdings’ shareholders relating (A) to the appointment of ICC Holdings’ accountants, or (B) an equity compensation plan of ICC Holdings and/or any material revisions thereto. This provision may have the effect of entrenching our board of directors and management team and may deprive a shareholder of the opportunity to sell shares to potential acquirers at a premium over prevailing prices. As a result, other shareholders may be prevented from affecting matters involving our company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determinations with respect to mergers or other business combinations;
•	our acquisition or disposition of assets; and
•	our corporate financing activities.

~  31  ~

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

For so long as an investor beneficially owns two percent (2.0%) or more of the issued and outstanding shares of our common stock, these standstill provisions will continue until the earliest of (a) the seventh anniversary of the closing of the offering, or (b) the date on which ICC Holdings includes a balance sheet in a filing with the SEC in which its “adjusted shareholders’ equity” at the end of such fiscal quarter is less than 85% of the “starting shareholders’ equity”. We received gross proceeds of $29.1 million in the offering, using information as of December 31, 2020 as the starting shareholders’ equity, the adjusted shareholders equity would have to be $9.5 million lower in order to trigger a termination of the standstill provisions. Following the expiration of the standstill and other provisions, if these investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

Our Employee Stock Option Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

As of December 31, 2020, our ESOP holds 10.6% of our outstanding shares of common stock, with such shares acquired with funds borrowed from us prior to the expiration of our IPO. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was $3.5 million. The loan will be repaid over a fifteen year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

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

~  32  ~

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

•	the requirement imposing a mandatory tender offering requirement on a shareholder that has a combined voting power of 25% or more of the votes that our shareholders are entitled to cast;

~  33  ~

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

~  34  ~

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

The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence.  In addition, the pandemic has resulted in temporary closures of many businesses, especially bars and restaurants, and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint.  The pandemic has caused us, and could continue to cause us, to recognize losses in our investment portfolios and increases in our allowance for losses.  Furthermore, the pandemic could cause us to recognize impairment of our financial assets.  Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital and surplus, or result in downgrades in our A.M. Best ratings.  The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth.  The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic.  Additionally, some measures, such as a suspension of insurance premium payments and the reduction in interest rates to near zero, may have a negative impact on our business, financial condition, liquidity, and results of operations.  We also may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensations exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. These potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from an economic downturn.

The length of the pandemic and the effectiveness of the measures put in place to address it are unknown.  Until the effects of the pandemic subside, we could experience reduced revenues in our businesses. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and any subsequent Quarterly Reports on Form 10-Q.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under Item 1A. Risk Factors and those listed below

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

•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
•	the impacts of negative social media and the cancel culture;
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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ICCH.” As of March 15, 2021, there were approximately 148 registered holders of the Company’s common stock. A substantially greater number of holders of the Company's common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The following table provides information related to equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	42,811	—	(1)	307,189
Equity compensation plans not approved by security holders	—	—		—
Total	42,811	—		307,189

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

~  39  ~

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
October 1 – October 31, 2020	900	$11.75	900	$2,818,821
November 1 – November 30, 2020	100	13.00	100	2,817,521
December 1 – December 31, 2020	2,100	13.96	2,100	2,788,205
Total	3,100	$11.61	3,100

(1)

In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, for each year respectively, with no expiration date. The authorization is in addition to the existing share repurchase program.

~  40  ~

Item 6. Selected Financial Data

The following tables include selected financial data derived from the audited consolidated financial statements of the Company for the years ended and as of December 31, 2020, 2019 and 2018. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this report.

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

These historical results are not necessarily indicative of future results.

	At or for the twelve months ended December 31,
(In thousands)	2020	2019	2018
Statement of Earnings Data:
Direct premiums written	$58,982	$62,983	$61,125
Net premiums written	$49,047	$53,235	$50,013
Net premiums earned	$49,689	$52,842	$47,117
Net investment income	3,498	3,185	2,890
Net realized investment gains	(245)	1,200	960
Net unrealized gains on equity securities	2,167	2,351	-
Gain on extinguishment of debt	1,641	-	-
Other (loss) income	(231)	(53)	196
Consolidated revenue	$56,519	$59,525	$51,163
Expenses:
Losses and settlement expenses	$32,562	$33,715	$31,262
Amortization of deferred acquisition costs	10,034	10,395	8,396
Underwriting and administrative expense	8,495	9,625	9,819
Other expenses	849	708	687
Total expenses	$51,940	$54,443	$50,164
Earnings before income taxes	$4,579	$5,082	$999
Income tax expense	1,047	787	106
Net earnings	$3,532	$4,295	$893

~  41  ~

	At or for the years ended December 31,
(In thousands)	2020	2019	2018
Balance Sheet Data:
Total investments and cash	$135,921	$118,395	$109,210
Premiums receivable, net of allowance	23,506	22,369	21,404
Reinsurance receivable	13,020	11,036	6,736
Total assets	183,939	163,004	150,283
Unpaid loss and settlement expenses	61,576	56,838	51,447
Unearned premiums	29,789	30,393	29,973
Total liabilities	111,195	96,662	91,690
Equity	72,744	66,342	58,593
Operational Ratios:
Losses and settlement expense ratio[1]	65.53%	63.80%	66.35%
Expense ratio[2]	37.29%	37.89%	38.66%
Combined ratio[3]	102.82%	101.69%	105.01%
Return on average equity	5.08%	6.88%	1.46%
Statutory Data:
Statutory net income	$2,256	$3,038	$1,206
Statutory surplus	58,801	55,357	50,552
Ratio of net premiums written to statutory surplus	83.41%	96.17%	98.93%

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

For the year ended December 31, 2020, we had direct written premiums of $59.0 million, net premiums earned of $49.7 million, and net earnings of $3.5 million. For the year ended December 31, 2019, we had direct premiums written of $63.0 million, net premiums earned of $52.8 million, and net earnings of $4.3 million. At December 31, 2020, we had total assets of $183.9 million and equity of $72.7 million. At December 31, 2019, we had total assets of $163.0 million and equity of $66.3 million.

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

Loss and settlement expense ratio

The loss and settlement expense ratio is the ratio (expressed as a percentage) of loss and settlement expenses incurred to premiums earned. We measure the loss ratio on an accident year and calendar year loss basis to monitor underwriting profitability. An accident year loss ratio measures loss and settlement expenses for insured events occurring in a particular year, regardless of when they are reported, as a percentage of premiums earned during that year. A calendar year loss ratio measures loss and settlement expense for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of premiums earned during that year.

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

Reserving Methods

In developing our loss and settlement expense reserve estimates, we relied upon widely used and accepted loss reserving methods (described below). Based on the deemed predictive qualities of each of the applied methods, we selected estimated ultimates by year in order to determine our reserve estimates. Our estimates can be considered actuarial central estimates, which means that they represent an expected value over the range of reasonably possible outcomes.

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

A&OE Method—In 2012, we implemented a new approach to reserving for unpaid Adjusting & Other Expenses (A&OE). This method is referred to as the “Wendy Johnson Method” where historical A&OE payments are measured against certain claim units to develop an average rate for projecting into future years. These claim units are defined as a means of measuring the overall level of claim activity in a year as follows:

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

We accrue liabilities for unpaid loss and settlement expenses based upon estimates of the ultimate amount payable.

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

~  48  ~

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2020, 2019, and 2018.

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

~  49  ~

The major components of operating revenues and net earnings are as follows:

	For the Twelve-Months Ended
	December 31,
(In thousands)	2020	2019
Revenues
Net premiums earned	$49,689	$52,842
Investment income, net of investment expense	3,498	3,185
Realized investment (losses) gains, net	(245)	1,200
Net unrealized gains on equity securities	2,167	2,351
Gain on extinguishment of debt	1,641	-
Other loss	(231)	(53)
Total revenues	$56,519	$59,525
Summarized components of net earnings
Underwriting loss¹	$(1,402)	$(893)
Investment income, net of investment expense	3,498	3,185
Realized investment (losses) gains, net	(245)	1,200
Net unrealized gains on equity securities	2,167	2,351
Gain on extinguishment of debt	1,641	-
Other loss	(231)	(53)
General corporate expenses	641	580
Interest expense	208	129
Earnings, before income taxes	4,579	5,081
Income tax expense	1,047	787
Net earnings	$3,532	$4,294
Total other comprehensive earnings	2,566	3,169
Comprehensive earnings	$6,098	$7,463

1Calculated by subtracting the sum of loss and settlement expenses (2020 - $32,562 and 2019 - $33,715) and policy and acquisition costs and other operating expenses (2020 - $18,529 and 2019 - $20,020) from net premiums earned (2020 -$49,689 and 2019 - $52,842).

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Premiums

Direct premiums written decreased by $4,001,000, or 6.4%,  primarily from the disproportionate negative impact COVID-19 had on the Company’s market niche in 2020 compared to the pre-COVID-19 environment in 2019, and net written premium decreased by $4,188,000, or 7.9%, during the same period. Net premiums earned decreased by $3,153,000, or 6.0%.

For the years ended December 31, 2020, and 2019, we ceded to reinsurers $10,080,000 and $9,925,000 of earned premiums, respectively. Ceded earned premiums as a percent of direct premiums written were 17.1% in 2020, and 15.8% in 2019.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income was historically attributable to sales made by the Company’s subsidiary, Estrella Innovative Solutions, Inc. Other income decreased by $178,000, or 335.8%, in 2020 as compared to 2019 primarily as a result of an increase in premiums written off.

~  50  ~

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	31,356	33,564
Prior years	1,206	151
Total incurred	32,562	33,715
Deduct: Loss and settlement expense payments for claims incurred:
Current year	13,054	15,285
Prior years	16,754	17,339
Total paid	29,808	32,624
Net unpaid losses and settlement expense - end of the period	48,556	45,802
Plus: Reinsurance recoverable on unpaid losses	13,020	11,036
Gross unpaid losses and settlement expense - end of the period	$61,576	$56,838

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

For calendar year 2020, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business relating to Businessowners Property 2019 accident year claims and Businessowners Liability 2016 accident year claims, respectively. These adverse developments were largely offset by favorable development in Liquor Liability.

For calendar year 2019, the Company experienced adverse development relative to prior years’ reserve estimates in its liability line of business relating to Liquor Liability and Business Liability, primarily from the 2015 and 2016 accident years. This adverse development was largely offset by favorable development Workers’ Compensation.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $1,491, or -7.4%.  The primary driver for this decrease was the decrease in both written premium and loss-sensitive agency contingent commissions.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other expenses.

Our expense ratio decreased 60 basis points from 37.89% to 37.29% for the year ended December 31, 2020 as compared to 2019.

~  51  ~

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $61,000, or 10.5%, in 2020 as compared to 2019.

Investment Income

Our investment portfolio consisted of 86.6% and 86.4% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2020 and 2019, respectively. The remainder of the portfolio is comprised of rental real estate, perpetual preferred stock and common stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income increased by $313,000 for the year ended December 31, 2020 as compared to 2019. The growth in net investment income for the twelve months ended December 31, 2020, was driven by increased rental income and an increase in net investment asset value in the latter half of 2020. Average invested assets for 2020 were $127,158,000 compared to $113,802,000 for 2019, an increase of $13,356,000, or 11.7%.

For additional information, see Item 1. Business — Investments above.

Interest Expense

Interest expense increased to $208,000 for the year ended December 31, 2020 from $129,000 for the year ended December 31, 2019 which reflects the cost of the $6.0 million FLHB and the $1.6 million Paycheck Protection Program loan agreements entered into in 2020.

Income Tax Expense

We reported income tax expense of $1,047,000 in 2020, as compared to $787,000 in 2019. Total income tax expense increased in 2020 due to the increase in investment income and unrealized gains on equity securities in 2020 compared to 2019.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~  52  ~

Financial Position

The major components of our assets and liabilities are as follows:

	As of
	December 31,	December 31,
	2020	2019
(In thousands)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $98,753 at 12/31/2020 and $88,348 at 12/31/2019)	$105,740	$92,087
Common stocks at fair value	14,725	14,449
Preferred stocks at fair value	1,684	—
Other invested assets	1,773	878
Property held for investment, at cost, net of accumulated depreciation of $465 at 12/31/2020 and $332 at 12/31/2019	5,400	4,354
Cash and cash equivalents	6,599	6,627
Total investments and cash	135,921	118,395
Accrued investment income	660	646
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $150 at 12/31/2020 and $100 at 12/31/2019	23,506	22,369
Ceded unearned premiums	861	823
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 12/31/2020 and 12/31/2019	13,020	11,036
Income taxes - current	373	193
Deferred policy acquisition costs, net	5,430	5,269
Property and equipment, at cost, net of accumulated depreciation of $6,080 at 12/31/2020 and $5,620 at 12/31/2019	2,860	3,033
Other assets	1,308	1,240
Total assets	$183,939	$163,004

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,576	$56,838
Unearned premiums	29,789	30,393
Reinsurance balances payable	371	375
Corporate debt	13,465	3,475
Accrued expenses	3,472	4,217
Income taxes - deferred	1,231	39
Other liabilities	1,291	1,325
Total liabilities	111,195	96,662

Equity:
Common stock[1]	35	35
Treasury stock, at cost[2]	(3,154)	(3,147)
Additional paid-in capital	32,780	32,703
Accumulated other comprehensive earnings, net of tax	5,520	2,954
Retained earnings	40,141	36,609
Less: Unearned ESOP shares at cost[3]	(2,578)	(2,812)
Total equity	72,744	66,342
Total liabilities and equity	$183,939	$163,004

1 Par value $0.01; authorized: 2020 - 10,000,000 shares and 2019 – 10,000,000 shares; issued: 2020 - 3,500,000 and 2019 – 3,500,000 shares; outstanding: 2020 - 3,033,314 shares and 2019 - 3,014,941 shares.

2  2020 – 208,875 shares and 2019 – 203,811 shares

3 2020 – 257,811 shares and 2019 – 281,248 shares

~  53  ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2020	2019
Case reserves	$27,901	$24,370
IBNR reserves	20,655	21,432
Net unpaid losses and settlement expense	48,556	45,802
Reinsurance recoverable on unpaid loss and settlement expense	13,020	11,036
Reserves for unpaid loss and settlement expense	$61,576	$56,838

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2020 and 2019.

As of December 31, 2020

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,019	$17,661	$36,680
Property	4,075	(39)	4,036
Other	4,807	3,033	7,840
Total net reserves	27,901	20,655	48,556	$42,860	$50,780
Reinsurance recoverables	5,281	7,739	13,020	10,962	14,742
Gross reserves	$33,182	$28,394	$61,576	$53,822	$65,522

As of  December 31, 2019

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$18,406	$18,249	$36,655
Property	2,706	(178)	2,528
Other	3,258	3,361	6,619
Total net reserves	24,370	21,432	45,802	$41,371	$47,312
Reinsurance recoverables	4,488	6,548	11,036	11,067	15,046
Gross reserves	$28,858	$27,980	$56,838	$52,438	$62,358

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially-determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however, actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

•	historical industry development experience in our business line;
•	historical company development experience;
•	the impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;
•	changes in our internal claims processing policies and procedures; and
•	trends and risks in claim costs, such as risk that medical cost inflation could increase.

~  54  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the years ended December 31, 2020 and 2019, we experienced adverse development of $1,206,000 and $151,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2019 at $45,802,000. As of December 31, 2020, that amount was re-estimated at $47,008,000, which is $1,206,000, or 2.6%,  higher than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (11.7)% to 4.6%. As shown in the table below, since 2015 the variance in our originally estimated accident year loss reserves has ranged from (1.3)% deficient to 8.0% redundant as of December 31, 2020.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2015	2016	2017	2018	2019
As originally estimated	$24,293	$25,619	$29,801	$29,762	$33,564
As estimated at December 31, 2020	22,354	25,952	29,802	28,048	33,958
Net cumulative (deficiency) redundancy	$1,939	$(332)	$(1)	$1,714	$(394)
% (deficiency) redundancy	8.0%	(1.3)%	(0.0)%	5.8%	(1.2)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2020		2019
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$42,860	6.2%	$41,371	5.3%
Recorded	48,556	0.0%	45,802	0.0%
High End	50,780	(2.4)%	47,312	(1.8)%

~  55  ~

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of December 31, 2020, the loss and settlement expense reserves would increase by $2,224,000 before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2020 by $1,757,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2020, the net loss and settlement expense reserves at December 31, 2020 would be reduced by $5.7 million with corresponding increases in net earnings and equity of $4.5 million.

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

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio increased about $1.92 million from a gain of $2.47 million at the end of 2019 to a gain of $4.39 million at the end of 2020. This sharp increase in unrealized gains was driven by the sharp drop in Treasury rates in 2020 (5 year Treasury rate dropped 133 bps, 10 year Treasury rate dropped 100 bps) due to concerns over COVID-19 and the negative impact it would have on economic growth.  This drop in yields drove prices up in all bonds, including Corporates.

Municipal Bonds

The net unrealized gain in the Municipal portfolio increased from $778,000 at the end of 2019 to $1.30 million, an increase of $522,000.  This increase was driven by the drop in Treasury rates.  Throughout 2020, Treasury rates dropped across the curve, with the 5 year Treasury rate dropping 133 bps and the 10 year Treasury rate dropping 100 bps.  This helped drive prices up on all bonds, including Municipals.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$299	$(1)	$—	$—	$299	$(1)
MBS/ABS/CMBS	7,120	(116)	2,010	(17)	9,130	(133)
Corporate	1,740	(35)	—	—	1,740	(35)
Municipal	757	(16)	—	—	757	(16)
Total temporarily impaired fixed maturity securities	$9,916	$(168)	$2,010	$(17)	$11,926	$(185)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$699	$(1)	$699	$(1)
MBS/ABS/CMBS	6,399	(22)	5,057	(31)	11,456	(53)
Corporate	1,397	(9)	—	—	1,397	(9)
Municipal	1,969	(30)	—	—	1,969	(30)
Total temporarily impaired fixed maturity securities	$9,765	$(61)	$5,756	$(32)	$15,521	$(93)

~  56  ~

The unrealized losses as of December 31, 2020 and 2019 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

There were no other-than-temporary impairment losses recognized in net earnings during the years ended December 31, 2020 and 2019.  Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at December 31, 2020 and December 31, 2019, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2020 and 2019, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

~  57  ~

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2020 and December 31, 2019, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Deferred acquisition costs	$5,430	$5,269
Unearned premium reserves	29,789	30,393

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

We had a net deferred tax liability of $1.2 million and $39,000 at December 31, 2020 and 2019, respectively. A valuation allowance is required to be established for any portion of a deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2020 and 2019, we had no valuation allowance with respect to a deferred tax asset.

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

As of December 31, 2020 and 2019, we had no material unrecognized tax benefits or accrued interest and penalties. Periods still subject to Internal Revenue Service (IRS) audit include 2017 through current year. There are currently no open tax exams. The tax return related to the year ended December 31, 2020 has not yet been filed.

Other Assets

As of December 31, 2020 and 2019, other assets totaled $1.3 million and $1.2 million, respectively. The increase in other assets primarily relates to an increase in the Corporate Owned Life Insurance asset value as of December 31, 2020 compared to the same period of 2019. The Company owns life insurance policies on Arron K. Sutherland, President and Chief Executive Officer, and Norman D. Schmeichel, Vice President – Chief Information Officer.

Outstanding Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65% and the Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

In response to COVID-19, the Company obtained in March 2020 and May 2020 a $6.0 million and a $4.0 million loan, respectively, from the FHLBC as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections.

As of December 31, 2020 and 2019, outstanding debt balances totaled $13,466,000 and $3,475,000, respectively.

~  58  ~

Revolving Line of Credit

We maintained a revolving line of credit with a commercial bank, which permitted borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and expired August 5, 2020. The line of credit was priced at 30-day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company draws down on the line of credit. There was no interest paid on the line of credit during the years ended December 31, 2020 and December 31, 2019. There were no financial covenants governing this agreement.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $294,000 and $289,000 to the ESOP during the twelve months ended December 31, 2020 and 2019, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2020, we recognized compensation expense of $283,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2020. Of the 23,437 shares committed to be released, 1,985 shares were committed on December 31, 2020 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized compensation expense of $324,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2019. Of the 23,437 shares committed to be released, 1,991 shares were committed on December 31, 2019 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2019. The fair value of the unearned ESOP shares as of December 31, 2020 and December 31, 2019 was $3,687,000 and $3,963,000, respectively.

Restricted Stock Units

RSUs were granted for the first time in February 2018 with additional RSUs being granted in March 2019 and April 2020. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of December 31, 2020, 11,700, 13,071 and 18,040 RSUs have been granted at a fair market value of $15.10, $13.70 and $11.03, respectively. As of December 31, 2019, 11,700 and 13,071 RSUs have been granted at a fair market value of $15.10 and $13.70 per share, respectively. We recognized $172,000 and $108,000 of expense on these units in the twelve months ended December 31, 2020 and 2019, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $224,000 and $197,000 as of  December 31, 2020 and 2019, respectively, which is recognized over the remainder of the three-year vesting periods.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments.

~  59  ~

In response to COVID-19, the Company obtained in March 2020 and May 2020 a $6.0 million loan and a $4.0 million loan, respectively, from the Federal Home Loan Bank of Chicago (FHLBC) as a precautionary measure to increase its cash position and compensate for potential reductions in premium receivable collections.  On July 30, 2020, the Company secured through the FHLBC a $4.0 million loan that becomes effective May 3, 2021, upon the maturity of the existing $4.0 million FHLBC loan. No collateral was pledged for this forward advance. The Company has borrowing capacity up to approximately $37 million in the aggregate from the FHLBC.

In April 2020, the Company obtained a $1.6 million loan (the PPP loan) from a commercial bank pursuant to the federally authorized Paycheck Protection Program (Program) administered by the Small Business Administration (the SBA). The Company applied for loan forgiveness in the fourth quarter of 2020 and received full forgiveness from the SBA. Both the $1.6 million in principal and $11,000 in accrued interest were forgiven effective December 30, 2020 and recognized as a non-taxable gain on extinguishment of debt.

In addition to both operational funding and the recent loan proceeds, we maintained a revolving line of credit with a commercial bank, which permitted borrowing up to an aggregate principal amount of $1.75 million. This line of credit expired August 5, 2020 and was replaced, effective August 3, 2020, with a $2.0 million revolving line of credit with another commercial bank. The Company’s access to readily available funds is expected to sufficiently support the Company’s operational needs.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$1,613	$2,532
Net cash used in investing activities	(13,111)	(394)
Net cash provided by (used in) financing activities	11,470	(156)
Net (decrease) increase in cash and cash equivalents	$(28)	$1,982

The Parent Company’s principal source of liquidity is dividend payments and other fees received from ICC, Beverage Insurance Agency Inc. and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from ICC in 2021 without the prior approval of the Illinois Department of Insurance is approximately $5.9 million based upon the insurance company’s 2020 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity.

~  60  ~

The following table summarizes, as of December 31, 2020, our future payments under contractual obligations and estimated claims and claims related payments for continuing operations. As of December 31, 2020, the Company had received 1,289 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated gross loss and settlement expense payments	$61,576	$22,064	$21,585	$11,994	$5,933
Debt obligations	18,172	4,245	3,862	10,065	-
Operating lease obligations	94	41	53	-	-
Total	$79,842	$26,350	$25,500	$22,059	$5,933

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

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, see Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements.

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

The average maturity of the debt securities in our investment portfolio at December 31, 2020, was 8.38 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment managers.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2020
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,437)	$95,304
100 basis point increase	(5,329)	100,412
No change	—	105,741
100 basis point decrease[1]	3,405	109,146
200 basis point decrease[1]	4,822	110,563

1Assumes U.S. rates are floored at 0%

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and at least 70% of our investment securities must be rated at least “A” by Moody’s or an equivalent rating quality. We also independently, and through our independent third party investment managers, monitor the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders

ICC Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICC Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows, for the years then ended, and the related notes and financial statement schedules listed in Item 15 of the Company’s Form 10-K (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as Illinois Casualty Company’s auditor since 2019.

Park Ridge, IL

March 30, 2021

~  65  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2020	2019
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $98,753,027 at 12/31/2020 and $88,348,415 at 12/31/2019)	$105,740,566	$92,087,572
Common stocks at fair value	14,724,814	14,448,773
Preferred stocks at fair value	1,683,892	—
Other invested assets	1,772,867	877,900
Property held for investment, at cost, net of accumulated depreciation of $465,364 at 12/31/2020 and $332,218 at 12/31/2019	5,399,826	4,353,713
Cash and cash equivalents	6,598,842	6,626,585
Total investments and cash	135,920,807	118,394,543
Accrued investment income	660,793	646,504
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $150,000 at 12/31/2020 and $100,000 at 12/31/2019	23,506,171	22,368,526
Ceded unearned premiums	860,905	822,818
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 12/31/2020 and 12/31/2019	13,019,865	11,036,170
Income taxes - current	372,986	192,559
Deferred policy acquisition costs, net	5,429,620	5,269,256
Property and equipment, at cost, net of accumulated depreciation of $6,079,728 at 12/31/2020 and $5,619,706 at 12/31/2019	2,860,331	3,033,348
Other assets	1,307,794	1,239,794
Total assets	$183,939,272	$163,003,518
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,575,666	$56,838,307
Unearned premiums	29,788,834	30,392,817
Reinsurance balances payable	371,195	374,998
Corporate debt	13,465,574	3,475,088
Accrued expenses	3,472,511	4,216,988
Income taxes - deferred	1,231,271	39,213
Other liabilities	1,290,532	1,324,273
Total liabilities	111,195,583	96,661,684
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,153,838)	(3,146,576)
Additional paid-in capital	32,780,436	32,703,209
Accumulated other comprehensive earnings, net of tax	5,520,091	2,953,936
Retained earnings	40,140,115	36,608,750
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,578,115)	(2,812,485)
Total equity	72,743,689	66,341,834
Total liabilities and equity	$183,939,272	$163,003,518

1  Par value $0.01; authorized: 2020 – 10,000,000 shares and 2019 – 10,000,000 shares; issued: 2020 – 3,500,000 and 2019 – 3,500,000 shares; outstanding: 2020  –3,033,314 and 2019  –3,014,941 shares.

2  2020 – 208,875 shares and 2019 – 203,811 shares

3 2020  –257,811 shares and 2019  –281,248 shares

See accompanying notes to consolidated financial statements.

~  66  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

	For the Twelve-Months Ended
	December 31,
	2020	2019
Net premiums earned	$49,689,202	$52,841,766
Net investment income	3,497,702	3,185,153
Net realized investment (losses) gains	(245,323)	1,200,765
Net unrealized gains on equity securities	2,167,417	2,350,513
Gain on extinguishment of debt	1,641,299	—
Other loss	(231,024)	(53,297)
Consolidated revenues	56,519,273	59,524,900
Losses and settlement expenses	32,561,988	33,714,837
Policy acquisition costs and other operating expenses	18,529,446	20,020,005
Interest expense on debt	207,719	128,790
General corporate expenses	641,763	579,708
Total expenses	51,940,916	54,443,340
Earnings before income taxes	4,578,357	5,081,560
Income tax expense:
Current	537,078	568,893
Deferred	509,915	218,322
Total income tax expense	1,046,993	787,215
Net earnings	$3,531,364	$4,294,345

Earnings per share:
Basic:
Basic net earnings per share	$1.17	$1.43
Diluted:
Diluted net earnings per share	$1.16	$1.42

Weighted average number of common shares outstanding:
Basic	3,027,903	3,008,564
Diluted	3,041,898	3,013,867

Net earnings	$3,531,364	$4,294,345
Other comprehensive earnings, net of tax
Unrealized gains and losses on fixed maturity securities:
Unrealized holding gains arising during the period, net of income tax expense of $802,634 in 2020 and $902,092 in 2019	$3,019,434	$3,393,585
Reclassification adjustment for gains included in net income, net of income tax expense of $120,492 in 2020 and $59,802 in 2019	(453,279)	(224,970)
Total other comprehensive earnings	2,566,155	3,168,615
Comprehensive earnings	$6,097,519	$7,462,960

See accompanying notes to consolidated financial statements.

~  67  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2019	$35,000	$(2,999,995)		$(3,046,855)	$32,505,423	$33,680,702	$(1,580,976)	$58,593,299
Cumulative-effect adjustment from ASU 2016-01[1]	—	—		—	—	(1,366,297)	1,366,297	—
Purchase of treasury stock	—	(146,581)		—	—	—	—	(146,581)
Net earnings	—	—		—	—	4,294,345	—	4,294,345
Other comprehensive earnings, net of tax	—	—		—	—	—	3,168,615	3,168,615
Restricted stock unit expense	—	—		—	108,115	—	—	108,115
ESOP compensation expense	—	—		234,370	89,671	—	—	324,041
Balance, December 31, 2019	$35,000	$(3,146,576)		$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Purchase of treasury stock	—	(150,642)		—	—	—	—	(150,642)
Net earnings	—	—		—	—	3,531,365	—	3,531,365
Other comprehensive earnings, net of tax	—	—		—	—	—	2,566,155	2,566,155
Restricted stock unit expense	—	143,380	2	—	28,375	—	—	171,755
ESOP compensation expense	—	—		234,370	48,852	—	—	283,222
Balance, December 31, 2020	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689

1See discussion of Accounting Standards Update 2016-01 adoption in Note 1 - Summary of Significant Accounting Policies

2Amount represents restricted stock units that have fully vested in the period

See accompanying notes to consolidated financial statements.

~  68  ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve-Month Periods Ended December 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$3,531,364	$4,294,345
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment losses (gains)	245,323	(1,200,765)
Net unrealized gains on equity securities	(2,167,417)	(2,350,513)
Depreciation	684,744	794,506
Deferred income tax	509,915	218,322
Amortization of bond premium and discount	292,502	257,685
Stock-based compensation expense	454,977	432,156
Paycheck Protection Program loan forgiveness	(1,641,299)	—
Change in:
Accrued investment income	(14,289)	1,817
Premiums and reinsurance balances receivable	(1,137,645)	(964,182)
Ceded unearned premiums	(38,087)	(26,753)
Reinsurance balances payable	(3,803)	(618,006)
Reinsurance balances recoverable	(1,983,695)	(4,300,206)
Deferred policy acquisition costs	(160,364)	(22,068)
Unpaid losses and settlement expenses	4,737,359	5,390,867
Unearned premiums	(603,983)	420,194
Accrued expenses	(744,477)	(319,230)
Current federal income tax	(180,427)	654,712
Other	(167,351)	(131,331)
Net cash provided by operating activities	1,613,347	2,531,550
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(27,284,955)	(26,101,621)
Common stocks	(4,300,890)	(7,563,198)
Preferred stocks	(1,768,862)	—
Other invested assets	(995,567)	(738,300)
Property held for investment	(1,276,802)	(876,833)
Property and equipment	(385,966)	(444,430)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	17,174,787	27,033,200
Common stocks	5,224,984	8,238,753
Preferred stocks	297,609	—
Other invested assets	100,000	—
Property held for investment	86,145	—
Property and equipment	18,783	58,779
Net cash used in investing activities	(13,110,734)	(393,650)
Cash flows from financing activities:
Proceeds from loans	11,629,800	—
Repayments of borrowed funds	(9,514)	(9,518)
Purchase of treasury stock	(150,642)	(146,581)
Net cash provided by (used in) financing activities	11,469,644	(156,099)
Net (decrease) increase in cash and cash equivalents	(27,743)	1,981,801
Cash and cash equivalents at beginning of year	6,626,585	4,644,784
Cash and cash equivalents at end of period	$6,598,842	$6,626,585
Supplemental information:
Federal income tax paid (recovered)	$718,000	$(164,543)
Interest paid	200,500	128,800
Non-cash transaction: Paycheck Protection Program loan forgiveness	1,641,299	—

See accompanying notes to consolidated financial statements.

~  69  ~

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in these financial statements, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. In March 2017, the Company’s stock began trading on the NASDAQ Capital Market under the ticker symbol “ICCH”. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 25.1% and 26.1% of the premium was written in Illinois for the years ended December 31, 2020 and December 31, 2019, respectively. The Company operates as a single segment.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the periods then ended, and the accompanying notes to the consolidated financial statements. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The most significant of these amounts is the liability for unpaid losses and settlement expenses. Other estimates include investment valuation and other-than-temporary impairments (OTTIs), reinsurance recoverables and the collectability of reinsurance balances, recoverability of deferred tax assets, and deferred policy acquisition costs. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Although recorded estimates are supported by actuarial computations and other supportive data, the estimates are ultimately based on expectations of future events. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

~  70  ~

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

Structured Securities

The “stated assumptions” analytic approach relies on actual 6-month average collateral performance measures (voluntary prepayment rate, gross default rate, and loss severity) sourced through third party data providers or remittance reports. The analysis applies the stated assumptions throughout the remaining term of the transaction using forecasted cashflows, which are then applied through the transaction structure (reflecting the priority of payments and performance triggers) to determine whether there is a loss to the security (“Loss to Tranche”). For securities or sectors for which no actual loss or minimal loss has been observed (certain Prime Residential Mortgage Backed Securities (RMBS) and Commercial Mortgage Backed Securities (CMBS), for example), sector-based assumptions are applied, or an alternative quantitative or qualitative analysis is performed.

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

~  71  ~

D.     OTHER INVESTED ASSETS

Other invested assets include privately held investments and promissory notes. Privately held investments are carried at cost and given that there is no readily available market for these to trade in, management believes cost accurately reflects fair value. The promissory notes are carried at cost which management believes reflects fair value.

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

I.     PROPERTY AND EQUIPMENT

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2020 and 2019, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2020	2019
Automobiles	$530,722	$505,788
Furniture and fixtures	491,766	457,218
Computer equipment and software	3,971,272	3,823,416
Home office	3,946,299	3,866,632
Total cost	8,940,059	8,653,054
Accumulated depreciation	(6,079,728)	(5,619,706)
Net property and equipment	$2,860,331	$3,033,348

J.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of both reported and unreported claims and related expenses. The estimates are based on various actuarial reserving methodologies and other assumptions related to the ultimate cost to settle such claims. The reserving methodologies used are Loss Development for paid and incurred loss and settlement expense, Expected Loss Ratio for ultimate loss and settlement expense, Bornhuetter-Ferguson (B-F) for paid and incurred loss, and A&OE (also known as the “Wendy Johnson Method”) for unpaid adjusting and other expense. The assumptions used are subject to occasional changes due to evolving economic, social, and political conditions. There were no changes to the core methodologies used as of December 31, 2020.

All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2020, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

K.     PREMIUMS

Premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage. Unearned premiums are calculated on a daily pro rata basis. A premium deficiency reserve should be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The Company utilizes anticipated investment income as a factor in its premium deficiency calculation.  The Company concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2020 and 2019.

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

P.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized (gains) losses on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the consolidated statement of earnings, the Company used a 21% tax rate for the years ended December 31, 2020, and 2019. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $682,142 and $842,290 for 2020 and 2019, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale fixed maturity securities:

	Year Ended December 31,
	2020	2019
Beginning balance	$2,953,936	$(1,580,976)
Cumulative effect of adoption of ASU 2016-01	-	1,366,297
Adjusted beginning balance	2,953,936	(214,679)
Other comprehensive earnings before reclassification	3,019,434	3,393,585
Amount reclassified from accumulated other comprehensive earnings	(453,279)	(224,970)
Net current period other comprehensive earnings	2,566,155	3,168,615
Ending balance	$5,520,091	$2,953,936

~  74  ~

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Twelve-Month Periods Ended
Details about Accumulated Other	December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2020	2019	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(573,771)	$(284,772)	Net realized investment (gains)
	120,492	59,802	Income tax expense
Total reclassification adjustment, net of tax	$(453,279)	$(224,970)

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

Fair Value Measurement – Disclosure Requirements (ASU 2018-13) – The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We adopted this update on January 1, 2020.

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

~  75  ~

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

Income Taxes – Simplifying the Accounting for Income Taxes (ASU 2019-12) – The amendments in this update simplify the accounting for income taxes by eliminating certain exceptions to the tax accounting guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to foreign investment ownership changes. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. We will be required to adopt this update January 1, 2021 and apply certain aspects of the update retrospectively while other aspects will be applied on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

The Company had protection of $14 million and $14.5 million in excess of $1 million and $500,000 for the years ended December 31, 2020 and 2019, respectively. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off. The catastrophe reinsurance treaty renewed on January 1, 2021.

Reinsurance

Reinsurance does not discharge the Company from its primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company would be liable. On a quarterly basis, the financial condition of prospective and existing reinsurers is monitored. As a result, the Company purchases reinsurance from several financially strong reinsurers. Accordingly, no allowance for reinsurance balances deemed uncollectible has been made. See Note 6 –Reinsurance for further discussion.

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

~  76  ~

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

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2020, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. The Company is rated by A.M. Best. This rating reflects their opinion of the insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders.

COVID-19 Risk

The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence.  In addition, the pandemic has resulted in temporary closures of many businesses, especially bars and restaurants, and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint.  The pandemic has caused us, and could continue to cause us, to recognize losses in our investment portfolios and increases in our allowance for losses.  Furthermore, the pandemic could cause us to recognize impairment of our financial assets.  Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital and surplus, or result in downgrades in our A.M. Best ratings.  The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our customers, colleagues, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

~  77  ~

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth.  The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic.  Additionally, some measures, such as a suspension of insurance premium payments and the reduction in interest rates to near zero, may have a negative impact on our business, financial condition, liquidity, and results of operations.  We also may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensations exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. These potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from an economic downturn.

The length of the pandemic and the effectiveness of the measures put in place to address it are unknown.  Until the effects of the pandemic subside, we could experience reduced revenues in our businesses. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risks and Uncertainties” section and any subsequent Quarterly Reports on Form 10-Q.

2.     INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
AFS, fixed maturity securities	$2,975,341	$2,998,342
Investment property	770,981	610,642
Equity securities	556,920	300,584
Cash and short-term investments	34,460	75,585
Investment revenue	4,337,702	3,985,153
Less investment expenses	(840,000)	(800,000)
Net investment income	$3,497,702	$3,185,153

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of fixed maturity and equity securities and the related gross realized gains and losses for the years ended December 31, 2020 and 2019.

				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2020
Fixed maturity securities	$17,174,787	$574,697	$(926)	$573,771
Common stocks	5,224,984	618,946	(1,435,514)	(816,568)
Preferred stocks	297,609	8,887	(11,412)	(2,525)
2019
Fixed maturity securities	$27,033,200	$321,032	$(36,260)	$284,772
Common stocks	8,238,753	1,443,507	(527,514)	915,993

~  78  ~

The amortized cost and estimated fair value of fixed income securities at December 31, 2020, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,000,699	$1,022,316
Due after one year through five years	20,290,337	21,819,449
Due after five years through 10 years	15,176,189	17,064,205
Due after 10 years	21,560,825	23,848,853
Asset and mortgage backed securities without a specific due date	40,509,172	41,743,304
Redeemable preferred stocks	215,805	242,439
Total fixed maturity securities	$98,753,027	$105,740,566

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at December 31, 2020 and 2019.

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,758	$1,385,406	$33,336	$(688)
MBS/ABS/CMBS	40,509,172	41,743,304	1,367,411	(133,279)
Corporate	39,186,671	43,580,743	4,429,000	(34,928)
Municipal	17,488,621	18,788,674	1,316,358	(16,305)
Redeemable preferred stock	215,805	242,439	26,634	—
Total fixed maturity securities	$98,753,027	$105,740,566	$7,172,739	$(185,200)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2019
Fixed maturity securities:
U.S. Treasury	$800,462	$800,219	$684	$(927)
MBS/ABS/CMBS	33,802,911	34,290,995	540,743	(52,659)
Corporate	39,442,202	41,915,103	2,482,378	(9,477)
Municipal	14,302,840	15,081,255	808,081	(29,666)
Total fixed maturity securities	$88,348,415	$92,087,572	$3,831,886	$(92,729)

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All of the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $16,220,343 and $9,909,462 and commercial mortgage backed securities of $12,721,455 and $13,408,898 at December 31, 2020 and 2019, respectively.

~  79  ~

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2020 and 2019. The table segregates the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2020			December 31, 2019
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$299,391	$—	$299,391	$—	$699,391	$699,391
Amortized cost	300,078	—	300,078	—	700,318	700,318
Unrealized loss	(688)	—	(688)	—	(927)	(927)
MBS/ABS/CMBS
Fair value	7,120,339	2,010,434	9,130,773	6,398,581	5,056,732	11,455,313
Amortized cost	7,236,360	2,027,692	9,264,052	6,420,488	5,087,484	11,507,972
Unrealized loss	(116,021)	(17,258)	(133,279)	(21,907)	(30,752)	(52,659)
Corporate
Fair value	1,739,691	—	1,739,691	1,396,706	—	1,396,706
Amortized cost	1,774,619	—	1,774,619	1,406,183	—	1,406,183
Unrealized loss	(34,928)	—	(34,928)	(9,477)	—	(9,477)
Municipal
Fair value	756,678	—	756,678	1,969,468	—	1,969,468
Amortized cost	772,984	—	772,984	1,999,134	—	1,999,134
Unrealized loss	(16,306)	—	(16,306)	(29,666)	—	(29,666)
Total
Fair value	9,916,099	2,010,434	11,926,533	9,764,755	5,756,123	15,520,878
Amortized cost	10,084,041	2,027,692	12,111,733	9,825,805	5,787,802	15,613,607
Unrealized loss	$(167,942)	$(17,258)	$(185,200)	$(61,050)	$(31,679)	$(92,729)

As of December 31, 2020, the Company held 111 equity securities that were in unrealized loss positions. Of these 111 securities, 35 were in an unrealized loss position for 12 consecutive months or longer prior to December 31, 2019.

The fixed income portfolio contained 26 securities in an unrealized loss position as of December 31, 2020. Of these 26 securities, 4 have been in an unrealized loss position for 12 consecutive months or longer and represent $17,258 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the year ended December 31, 2020 and 2019. For all fixed income securities at a loss at December 31, 2020, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2020 and December 31, 2019.

As required by law, certain fixed maturity investments amounting to $3,916,710 and $3,827,627 at December 31, 2020 and 2019, respectively, were on deposit with either regulatory authorities or banks.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains for the twelve months ended December 31, 2020 and 2019 for equity securities held as of December 31, 2020 and December 31, 2019 were $2,167,417 and $2,350,513, respectively.

OTHER INVESTED ASSETS

Other invested assets as of December 31, 2020 and December 31, 2019 were $1,772,867 and $877,900, respectively.

~  80  ~

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our $200,000 investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets include privately held investments of $204,000 and notes issued. Two of the notes,  issued for $625,000 and $650,000 on July 30, 2019 and January 28, 2020, respectively, bear interest at 6.5% and are amortized over 20 years with a balloon payment due July 30, 2029. A third note was issued for $94,000 on October 30, 2020 and bears interest at 6.0% and is amortized over 29 years with monthly payments due beginning July 31, 2021. The Company had no allowance recorded related to uncollectible notes receivables at December 31, 2020 and 2019.

PROPERTY HELD FOR INVESTMENT

As of December 31, 2020, investment property comprised of one storage facility in Davenport, Iowa and 65 apartment rental units located in Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. As of December 31, 2019, investment property comprised of 67 apartment rental units located in Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. Property held for investment is net of accumulated depreciation of $465,364 and $332,218 as of December 31, 2020, and 2019, respectively. Related depreciation expense was $144,545 and $109,393 for the years ended December 31, 2020, and 2019, respectively.

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

~  81  ~

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

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets as well as debt obligations are carried at cost and given that there is no readily available market for these to trade in, management believes that cost accurately reflects fair value.

Assets measured at fair value on a recurring basis as of December 31, 2020, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,385,406	$—	$—	$1,385,406
MBS/ABS/CMBS	—	41,743,304	—	41,743,304
Corporate	—	43,580,743	—	43,580,743
Municipal	—	18,788,674	—	18,788,674
Redeemable preferred stocks	—	242,439	—	242,439
Total fixed maturity securities	1,385,406	104,355,160	—	105,740,566
Equity securities
Common stocks	14,724,814	—	—	14,724,814
Perpetual preferred stocks	—	1,683,892	—	1,683,892
Total equity securities	14,724,814	1,683,892	—	16,408,706
Total marketable investments measured at fair value	$16,110,220	$106,039,052	$—	$122,149,272

~  82  ~

Assets measured at fair value on a recurring basis as of December 31, 2019, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$800,219	$—	$—	$800,219
MBS/ABS/CMBS	—	34,290,995	—	34,290,995
Corporate	—	41,915,103	—	41,915,103
Municipal	—	15,081,255	—	15,081,255
Total fixed maturity securities	800,219	91,287,353	—	92,087,572
Equity securities
Common stocks	14,448,773	—	—	14,448,773
Total marketable investments measured at fair value	$15,248,992	$91,287,353	$—	$106,536,345

4.     POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2020	2019
Deferred policy acquisition costs (DAC), beginning of year	$5,269,256	$5,247,188
Deferred:
Direct commission	8,804,039	9,172,742
Premium taxes	1,145,935	1,091,575
Ceding commissions	(762,528)	(738,756)
Underwriting	1,007,055	891,612
Net deferred	10,194,501	10,417,173
Amortized	10,034,137	10,395,105
DAC, end of year	$5,429,620	$5,269,256

Policy acquisition costs:
Amortized to expense	$10,034,137	$10,395,105
Period costs:
Contingent commission	746,518	1,365,254
Other underwriting expenses	7,748,791	8,259,646
Total policy acquisition costs	$18,529,446	$20,020,005

5.     DEBT

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

The Company also has borrowing capacity up to approximately $37 million in the aggregate from its membership with the Federal Home Loan Bank of Chicago (FHLBC).

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

~  83  ~

In April 2020, the Company obtained a $1.6 million loan (the PPP loan) from a commercial bank pursuant to the federally authorized Paycheck Protection Program (Program) administered by the Small Business Administration (the SBA). The PPP loan’s interest rate was 1.0% per annum with a maturity set for the second quarter of 2022. The Company applied for loan forgiveness in the fourth quarter of 2020 and received full forgiveness from the SBA. Both the $1.6 million in principal and $11,000 in accrued interest were forgiven effective December 30, 2020 and recognized as a non-taxable gain on extinguishment of debt.

The total balance of debt agreements at year end 2020 and 2019 was $13,465,574 and $3,475,088, respectively.

On July 30, 2020, the Company secured through the FHLBC a fixed 0.74% borrowing rate for a future $4.0 million loan that becomes effective May 3, 2021, upon the maturity of the existing $4.0 million FHLBC loan. No collateral was pledged for this forward advance.

Revolving Line of Credit

We maintained a revolving line of credit with a commercial bank, which permitted borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and expired August 5, 2020. The line of credit was priced at 30-day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company would draw down on the line of credit. There was no interest paid on the line of credit during the twelve months ended December 31, 2020 and 2019. There were no financial covenants governing this agreement.

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

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $1,000,000 for casualty and workers’ compensation business and $750,000 for property, although certain treaties contain an annual aggregate deductible before reinsurance applies.

~  84  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2020	2019
WRITTEN
Direct	$58,982,300	$62,982,820
Reinsurance assumed	183,204	204,268
Reinsurance ceded	(10,118,373)	(9,951,880)
Net	$49,047,131	$53,235,208
EARNED
Direct	$59,587,071	$62,559,208
Reinsurance assumed	182,416	207,685
Reinsurance ceded	(10,080,285)	(9,925,127)
Net	$49,689,202	$52,841,766
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$47,067,297	$44,334,298
Reinsurance assumed	73,597	139,618
Reinsurance ceded	(14,578,906)	(10,759,079)
Net	$32,561,988	$33,714,837

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2020 and 2019, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $13,019,865 and $11,036,170, respectively. All of the Company’s reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best.

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2020. These reinsurers all have financial strength ratings of “A” or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2020.

		Net Reinsurer		Ceded
	A.M. Best	Exposure as of	Percent of	Premiums	Percent of
(In thousands)	Rating	December 31, 2020	Total	Written	Total
Platinum Underwriters	A+	$2,724	18.0%	$1,988	19.6%
Hannover Ruckversicherungs	A+	1,961	12.9%	1,592	15.7%
Everest Reinsurance Company	A+	1,684	11.1%	878	8.7%
Aspen Insurance UK Ltd	A	1,570	10.4%	268	2.6%
Partner Reinsurance Company	A+	1,495	9.9%	249	2.5%
Swiss Reinsurance	A+	1,230	8.1%	274	2.7%
XL Reinsurance	A	699	4.6%	—	0.1%
General Reinsurance Corporation	A++	677	4.5%	1,364	13.5%
Endurance Reinsurance	A+	591	3.9%	276	2.7%
Liberty Mutual Insurance Company	A	577	3.8%	807	8.0%
All other reinsurers including anticipated subrogation		1,959	12.9%	2,422	23.9%
		$15,167	100.0%	$10,118	100.0%

Ceded unearned premiums and reinsurance balances recoverable on paid losses and settlement expenses are reported separately as an asset, rather than being netted with the related liability, since reinsurance does not relieve the Company of its liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. On a quarterly basis, the financial condition of the Company’s reinsurers is monitored. As part of the monitoring efforts, management reviews annual summarized financial data and publicly available information. The credit risk associated with the reinsurance balances recoverable is analyzed by monitoring the A.M. Best and S&P ratings of the reinsurers. In addition, the Company subjects its reinsurance recoverables to detailed recoverability tests, including one based on average default by A.M. Best rating.

~  85  ~

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized and income charged. The Company had no allowance recorded related to uncollectible amounts on paid and unpaid recoverables at December 31, 2020 and 2019. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

~  86  ~

7.     UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2011 to 2020, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2019. The information about incurred and paid claims development for the years ended December 31, 2011 to 2019, is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2020
	Year Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2011	$7,427	$6,708	$6,621	$6,752	$6,733	$6,645	$6,631	$6,632	$6,621	$6,620	$1	904
2012		6,143	6,374	6,406	6,546	6,482	6,411	6,455	6,167	6,161	—	668
2013			9,266	8,302	8,290	8,415	8,471	8,282	8,272	8,270	15	626
2014				8,865	7,586	7,798	7,883	7,817	7,785	7,784	6	740
2015					7,693	7,494	7,717	7,634	7,654	7,636	21	554
2016						8,941	7,981	8,372	8,381	8,404	41	576
2017							13,993	13,568	13,741	13,825	71	715
2018								11,454	11,114	10,966	59	725
2019									13,933	14,758	(180)	828
2020										13,997	(20)	885
Total										$98,421

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$5,327	$6,351	$6,459	$6,520	$6,556	$6,589	$6,623	$6,623	$6,620	$6,620
2012		4,949	6,401	6,369	6,362	6,326	6,472	6,469	6,176	6,176
2013			6,856	8,079	8,200	8,238	8,265	8,272	8,271	8,270
2014				6,243	7,631	7,746	7,796	7,795	7,795	7,801
2015					5,057	7,040	7,474	7,645	7,660	7,657
2016						6,157	7,624	8,236	8,356	8,437
2017							10,055	13,482	13,610	13,595
2018								8,487	11,009	11,025
2019									11,621	14,161
2020										10,620
Total										94,362
Unpaid losses and settlement expense - years 2011 through 2020										4,059
Unpaid losses and settlement expense - prior to 2011										(24)
Unpaid loss and settlement expense, net of reinsurance										$4,035

*Presented as unaudited required supplementary information.

~  87  ~

WORKERS' COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2020
	Year Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2011	$12,375	$12,126	$11,894	$12,039	$12,098	$12,027	$11,819	$11,723	$11,720	$11,706	$(11)	1,102
2012		13,122	11,338	11,407	11,638	12,692	12,845	12,632	12,836	12,801	9	1,155
2013			12,584	13,559	13,169	12,960	13,696	13,858	14,076	14,081	23	1,145
2014				13,385	14,744	15,341	16,718	16,881	16,996	16,953	107	1,213
2015					16,596	13,876	13,440	13,862	14,486	14,714	68	1,094
2016						16,677	14,843	16,240	16,855	17,547	291	1,040
2017							15,808	15,803	15,842	15,977	689	1,038
2018								18,308	17,122	17,082	2,829	1,117
2019									19,631	19,200	6,221	1,034
2020										17,359	10,403	526
Total										$157,420

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$1,669	$3,761	$5,841	$8,072	$10,122	$10,971	$11,484	$11,627	$11,682	$11,686
2012		1,180	3,021	5,589	8,327	10,913	11,753	12,156	12,572	12,698
2013			1,579	4,156	7,634	10,423	12,181	12,980	13,565	13,741
2014				1,539	4,087	9,515	13,602	15,232	15,912	16,374
2015					1,405	4,319	7,400	10,527	12,485	13,261
2016						1,490	5,485	8,189	12,205	14,206
2017							1,523	5,419	8,753	11,878
2018								1,964	5,656	9,312
2019									3,664	7,453
2020										2,434
Total										113,043
Unpaid losses and settlement expense - years 2011 through 2020										44,377
Unpaid losses and settlement expense - prior to 2011										144
Unpaid loss and settlement expense, net of reinsurance										$44,521

*Presented as unaudited required supplementary information.

~  88  ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2020
	Year Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2011	$19,802	$18,834	$18,515	$18,791	$18,831	$18,672	$18,450	$18,355	$18,341	$18,326	$(10)	2,006
2012		19,265	17,712	17,813	18,184	19,174	19,256	19,087	19,003	18,962	9	1,823
2013			21,850	21,861	21,459	21,375	22,167	22,140	22,348	22,351	38	1,771
2014				22,250	22,330	23,139	24,601	24,698	24,781	24,737	113	1,953
2015					24,289	21,370	21,157	21,496	22,140	22,350	89	1,648
2016						25,618	22,824	24,612	25,236	25,951	332	1,616
2017							29,801	29,371	29,583	29,802	760	1,753
2018								29,762	28,236	28,048	2,888	1,842
2019									33,564	33,958	6,041	1,862
2020										31,356	10,383	1,411
Total										$255,841

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$6,996	$10,112	$12,300	$14,592	$16,678	$17,560	$18,107	$18,250	$18,302	$18,306
2012		6,129	9,422	11,958	14,689	17,239	18,225	18,625	18,748	18,874
2013			8,435	12,235	15,834	18,661	20,446	21,252	21,836	22,011
2014				7,782	11,718	17,261	21,398	23,027	23,707	24,175
2015					6,462	11,359	14,874	18,172	20,145	20,918
2016						7,647	13,109	16,425	20,561	22,643
2017							11,578	18,901	22,363	25,473
2018								10,451	16,665	20,337
2019									15,285	21,614
2020										13,054
Total										207,405
Unpaid losses and settlement expense - years 2011 through 2020										48,436
Unpaid losses and settlement expense - prior to 2011										120
Unpaid loss and settlement expense, net of reinsurance										$48,556

*Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2020, by reportable segment.

December 31, 2020
Net unpaid losses and settlement expense
Property Lines	$4,035
Workers' Compensation and Liability Lines	44,521
Total unpaid losses and settlement expense, net of reinsurance	48,556
Reinsurance recoverable on losses and settlement expense
Property Lines	3,856
Workers' Compensation and Liability Lines	9,163
Total reinsurance recoverable on unpaid losses and settlement expense	13,020
Total gross unpaid losses and LAE	$61,576

~  89  ~

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance and is presented as unaudited required supplementary information.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	73.7%	23.8%	1.3%	-0.4%	0.4%	1.3%	0.0%	-0.1%	0.0%
Liability Lines	11.7%	20.6%	21.9%	20.6%	11.3%	6.0%	4.6%	1.6%	1.8%
Total Lines	35.8%	21.2%	13.9%	12.6%	6.9%	4.4%	3.0%	1.1%	1.1%

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2020 and 2019.

(In thousands)	2020	2019
Unpaid losses and settlement expense - beginning of the period:
Gross	$56,838	$51,447
Less: Ceded	11,036	6,736
Net	45,802	44,711
Increase in incurred losses and settlement expense:
Current year	31,356	33,564
Prior years	1,206	151
Total incurred	32,562	33,715
Deduct: Loss and settlement expense payments for claims incurred:
Current year	13,054	15,285
Prior years	16,754	17,339
Total paid	29,808	32,624
Net unpaid losses and settlement expense - end of the period	48,556	45,802
Plus: Reinsurance recoverable on unpaid losses	13,020	11,036
Gross unpaid losses and settlement expense - end of the period	$61,576	$56,838

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

A discussion of significant components of reserve development for the two most recent calendar years follows:

2020

For calendar year 2020, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business relating to Businessowners Property 2019 accident year claims and Businessowners Liability 2016 accident year claims, respectively. These adverse developments were largely offset by favorable development in Liquor Liability.

2019

For calendar year 2019, the Company experienced adverse development relative to prior years’ reserve estimates in its liability line of business relating to Liquor Liability and Business Liability, primarily from the 2015 and 2016 accident years. This adverse development was largely offset by favorable development in Workers’ Compensation.

~  90  ~

8.     INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2020	2019
Deferred tax assets:
Tax discounting of claim reserves	$834,092	$765,820
Unearned premium reserve	1,236,617	1,264,887
Deferred compensation	152,646	140,141
Provision for uncollectible accounts	31,500	21,000
Net unrealized depreciation of securities	—	—
Other	(31,340)	93,631
Deferred tax assets before allowance	2,223,515	2,285,479
Less valuation allowance	—	—
Total deferred tax assets	$2,223,515	$2,285,479
Deferred tax liabilities:
Transition Adjustment for Loss Reserve Discounting	$188,480	$226,176
Net unrealized appreciation of securities	2,099,499	959,204
Deferred policy acquisition costs	1,140,220	1,110,676
Property and equipment	22,963	25,093
Other	3,624	3,543
Total deferred tax liabilities	3,454,786	2,324,692
Net deferred tax liability	$(1,231,271)	$(39,213)

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

Income tax expense for the years ended December 31, 2020 and 2019, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Year Ended December 31,
	2020	2019
Provision for income taxes at the statutory federal tax rates	$961,455	$1,067,128
Increase (reduction) in taxes resulting from:
Paycheck Protection Program loan forgiveness	(344,673)	—
Dividends received deduction	(29,474)	(22,542)
Tax-exempt interest income	(61,956)	(75,766)
Proration of tax-exempt interest and dividends received deduction	22,199	24,034
Officer life insurance, net	5,784	(14,004)
Nondeductible expenses	41,418	57,980
Prior year true-up and other	452,240	(249,615)
Total	$1,046,993	$787,215

The Company’s effective tax rate was 22.9% and 15.5% for 2020 and 2019, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

As of December 31, 2020, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2017 through current year. There are currently no open tax exams.

~  91  ~

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

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $266,024 and $311,370 for 2020 and 2019, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

DEFERRED COMPENSATION

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 3.6%, the fully vested obligation under the agreement would total approximately $1,689,467 on January 1, 2032. As of December 31, 2020 and 2019, the accrued liability related to this agreement totaled $470,446 and $347,987, respectively. The Company recognized $122,459 and $112,055 of expense in 2020 and 2019, respectively.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $294,734  and $288,538 to the ESOP during the twelve months ended December 31, 2020 and 2019.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2020, we recognized compensation expense of $283,222 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2020. Of the 23,437 shares committed to be released, 1,985 shares were committed on December 31, 2020 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized compensation expense of $324,041 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2019. Of the 23,437 shares committed to be released, 1,991 shares were committed on December 31, 2019 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2019. The fair value of the unearned ESOP shares as of December 31, 2020 and December 31, 2019 was $3,686,702 and $3,962,789, respectively.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018 with additional RSUs being granted in March 2019 and April 2020. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

~  92  ~

As of December 31, 2020, 11,700,  13,071 and 18,040 RSUs have been granted at a fair market value of $15.10,  $13.70 and $11.03 per share, respectively. As of December 31, 2019, 11,700 and 13,071 RSUs have been granted at a fair market value of $15.10 and $13.70 per share, respectively. We recognized $171,755 and $108,115 of expense on these units in the twelve months ended December 31, 2020 and 2019, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $224,192 and $196,967 as of December 31, 2020 and 2019, respectively, which is recognized over the remainder of the three-year vesting periods.

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

The NAIC has Risk-Based Capital (RBC) standards that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the Company’s balance sheet and mix of products. As of December 31, 2020 and 2019, ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC’s statutory capital and surplus as of December 31, 2020 and 2019 were $58,801,101 and $55,357,446, respectively.

The following table includes selected information for our insurance subsidiary:

	As of and Periods Ended December 31,
	2020	2019
Net income, statutory basis	$2,255,503	$3,037,554
Surplus, statutory basis	$58,801,101	$55,357,446

No Illinois domiciled company may pay any extraordinary dividend or make any other extraordinary distribution to its security holders until: (a) 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment, or (b) the Director approves such payment within the 30-day period. For purposes of this subsection, an extraordinary dividend or distribution is any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the Company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the Company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the Company’s own securities. As of December 31, 2020, the amount available for payment of dividends by ICC in 2021 without the prior approval of the Illinois Department of Insurance is approximately $5.9 million.

The Company did not pay any dividends to security holders in 2020 or 2019. It did, however, make cash dividend payments in the amount of $13,156 and $18,793 in 2020 and 2019, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

11.     COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has operating lease obligations related to managing the business. Minimum future rental payments under non-cancellable agreements total $41,324 and $52,618 in 2021 and 2022, respectively.

12.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~  93  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2020	December 31, 2019
Assets
Investment in subsidiaries	$76,680,023	$70,094,982
Fixed maturity securities	3,238,560	3,360,454
Common Stocks	1,115,545	1,172,369
Other invested assets	201,900	117,000
Cash and cash equivalents	462,185	791,266
Due from subsidiaries	81,166	385,693
Accrued investment income	14,002	18,124
Income taxes - current	387,407	37,496
Other assets	264,622	408,776
Total assets	$82,445,410	$76,386,160

Liabilities and Shareholders' Equity
Liabilities:
Debt	$9,059,767	$9,284,640
Accrued expenses	44,176	104,618
Income taxes - deferred	73,663	32,529
Other liabilities	524,115	622,539
Total liabilities	9,701,721	10,044,327
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost	(3,153,838)	(3,146,576)
Additional paid-in capital	32,780,436	32,703,209
Accumulated other comprehensive earnings, net of tax	5,520,091	2,953,936
Retained earnings	40,140,115	36,608,750
Less: Unearned Employee Stock Ownership Plan shares at cost[2]	(2,578,115)	(2,812,485)
Total equity	72,743,689	66,341,833
Total liabilities and equity	$82,445,410	$76,386,160

1 Par value $0.01; authorized: 2020 - 10,000,000 shares and 2019 – 10,000,000 shares; issued: 2020 - 3,500,000 and 2019 – 3,500,000 shares; outstanding: 2020 - 3,033,314 and 2019 - 3,014,941 shares.

2  2020 – 208,875 shares and 2019 – 203,811 shares

3 2020 – 257,811 shares and 2019 – 281,248 shares

~  94  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net investment income	$67,727	$419,752
Net realized investment (losses) gains	(79,924)	15,695
Net unrealized gains on equity securities	85,397	217,376
Other (loss) income	(99,008)	21,810
Total revenue	(25,808)	674,633
Policy acquisition costs and other operating expenses	1,439,908	1,749,159
Interest expense on debt	128,786	128,790
General corporate expenses	875	—
Total expenses	1,569,570	1,877,949

Loss before equity earnings of subsidiaries and income taxes	(1,595,378)	(1,203,316)
Total income tax (benefit) expense	(387,336)	88,782
Net loss before equity earnings of subsidiaries	(1,208,042)	(1,292,098)
Equity earnings in subsidiaries	4,739,406	5,586,443
Net earnings	$3,531,364	$4,294,345

Other comprehensive earnings, net of tax	111,334	68,144
Equity in other comprehensive earnings of subsidiaries	2,454,821	3,100,471
Comprehensive earnings	$6,097,519	$7,462,960

Certain balances in the 2019 financial statement have been reclassified to conform to the 2020 presentation.

~  95  ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net earnings	$3,531,364	$4,294,345
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized and unrealized gains on equity securities	(5,473)	(15,695)
Depreciation	98,211	363,242
Deferred income tax	11,539	22,911
Equity in undistributed income of subsidiaries	(4,739,406)	(5,282,698)
Amortization of bond premium and discount	11,950	7,934
Stock-based compensation expense	311,598	432,156
Change in:
Intercompany notes receivable	(650,000)	(630,000)
Due from subsidiaries	304,527	(492,051)
Accrued investment income	4,122	(8,721)
Accrued expenses	(60,443)	(40,467)
Current federal income tax	(349,910)	400,851
Other	20,771	315,033
Net cash used in operating activities	(1,511,150)	(633,161)
Cash flows from investing activities:
Contributions from (to) subsidiaries	1,220,000	(831,380)
Purchases of:
Fixed maturity securities	—	(1,502,582)
Common stocks	(284,298)	(367,425)
Other invested assets	(100,000)	(2,000)
Property and equipment	(52,641)	(56,022)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	250,874	269,076
Common stocks	261,880	341,047
Other invested assets	100,000	—
Property and equipment	18,389	33,208
Net cash provided by (used in) investing activities	1,414,204	(2,116,078)
Cash flows from financing activities:
Proceeds from loan	—	3,000,000
Repayments of borrowed funds	(224,874)	(174,652)
Purchase of treasury stock	(7,262)	(146,581)
Net cash (used in) provided by financing activities	(232,135)	2,678,766
Net decrease in cash and cash equivalents	(329,081)	(70,473)
Cash and cash equivalents at beginning of year	791,266	861,739
Cash and cash equivalents at end of period	$462,185	$791,266
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	128,823	159,909

 Certain balances in the 2019 financial statement have been reclassified to conform to the 2020 presentation.

~  96  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2020 and 2019

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2020
Commercial Business	$5,430	$61,576	$29,789	$371	$49,689
Total	$5,430	$61,576	$29,789	$371	$49,689
December 31, 2019
Commercial Business	$5,269	$56,838	$30,393	$375	$52,842
Total	$5,269	$56,838	$30,393	$375	$52,842

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2020
Commercial Business	$3,498	$32,562	$10,034	$9,344	$49,047
Total	$3,498	$32,562	$10,034	$9,344	$49,047
December 31, 2019
Commercial Business	$3,185	$33,715	$10,395	$10,333	$53,235
Total	$3,185	$33,715	$10,395	$10,333	$53,235

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  97  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2020 and 2019

(In thousands)		Ceded to	Assumed from		Percentage of
Premiums	Gross	other	other	Net	amount
earned	amount	companies	companies	amount	assumed to net
2020	$59,587	$10,080	$182	$49,689	0.4%
2019	$62,559	$9,925	$208	$52,842	0.4%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  98  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Allowance for Uncollectible Premiums and Other Receivables

Years ended December 31, 2020 and 2019

(In thousands)	2020	2019
Beginning balance	$100	$50
Additions	50	50
Deletion	—	—
Ending balance	$150	$100

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  99  ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2020 and 2019

	Deferred	Reserve for
	policy	losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2020	$5,430	$61,576	$—	$29,789	$49,689	$3,498
2019	$5,269	$56,838	$—	$30,393	$52,842	$3,185

				Paid losses
	Losses and settlement			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2020	$31,356	$1,206	$10,034	$(29,808)	$49,047
2019	$33,564	$151	$10,395	$(32,624)	$53,235

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~  100  ~

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2020. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

~  101  ~

PART III

Items 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2021, and the information under the following captions is included in such incorporation by reference:  “Proposal One: Election of Directors,” “Corporate Governance and Board Matters,” “Committees of the Board of Directors,” “Board Meetings and Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Practices,” “Share Ownership of Certain Beneficial Owners,” “Executive Management,” and “Executive Compensation.”

~  102  ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1-2) See Item 8 for Consolidated Financial Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 105.

(b)	Exhibits. See Exhibit Index on page 105.

(c)	Financial Statement Schedules. See Financial Statement Schedules on pages 94-100.

~  103  ~

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

Signature	Capacity	Date

/s/ Arron K. Sutherland Arron K. Sutherland	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2021

/s/ Joel K. Heriford	Director	March 30, 2021
Joel K. Heriford

/s/ Gerald J. Pepping Gerald J. Pepping	Director	March 30, 2021

Mark J. Schwab	Director	March 30, 2021

/s/ James R. Dingman James R. Dingman	Director	March 30, 2021

/s/ R. Kevin Clinton	Director	March 30, 2021
R. Kevin Clinton

/s/ John R. Klockau	Director	March 30, 2021
John R. Klockau

/s/ Daniel H. Portes Daniel H. Portes	Director	March 30, 2021

/s/ Christine C. Schmitt	Director	March 30, 2021
Christine C. Schmitt

/s/ Michael R. Smith Michael R. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2021

~  104  ~

EXHIBIT INDEX

Exhibit Number	Description
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

21.1	Subsidiaries of ICC Holdings, Inc.
23.1	Consent of Johnson Lambert LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

~  105  ~