Form 10-Q
period 2021-03-31
ICC Holdings, Inc.
filed 2021-05-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Mach 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2021 was 3,298,355.

~  2  ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $97,695,883 at 3/31/2021 and $98,753,027 at 12/31/2020)	$101,865,040	$105,740,566
Common stocks at fair value	18,404,167	14,724,814
Preferred stocks at fair value	1,654,530	1,683,892
Other invested assets	1,777,792	1,772,867
Property held for investment, at cost, net of accumulated depreciation of $464,847 at 3/31/2021 and $465,364 at 12/31/2020	5,148,152	5,399,826
Cash and cash equivalents	5,556,479	6,598,842
Total investments and cash	134,406,160	135,920,807
Accrued investment income	700,153	660,793
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $150,000 at 3/31/2021 and 12/31/2020	22,598,051	23,506,171
Ceded unearned premiums	861,914	860,905
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 3/31/2021 and 12/31/2020	14,011,159	13,019,865
Federal income taxes	338,908	372,986
Deferred policy acquisition costs, net	5,721,277	5,429,620
Property and equipment, at cost, net of accumulated depreciation of $6,196,657 at 3/31/2021 and $6,079,728 at 12/31/2020	2,818,244	2,860,331
Other assets	1,287,738	1,307,794
Total assets	$182,743,604	$183,939,272
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,807,968	$61,575,666
Unearned premiums	30,467,894	29,788,834
Reinsurance balances payable	347,506	371,195
Corporate debt	13,462,614	13,465,574
Accrued expenses	3,021,753	3,472,511
Income taxes - deferred	910,957	1,231,271
Other liabilities	944,113	1,290,532
Total liabilities	110,962,805	111,195,583
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,095,065)	(3,153,838)
Additional paid-in capital	32,765,565	32,780,436
Accumulated other comprehensive earnings, net of tax	3,293,569	5,520,091
Retained earnings	41,302,055	40,140,115
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,520,325)	(2,578,115)
Total equity	71,780,799	72,743,689
Total liabilities and equity	$182,743,604	$183,939,272

1Par value $0.01; authorized: 2021 - 10,000,000 shares and 2020 – 10,000,000 shares; issued: 2021 – 3,500,000 shares and 2020 – 3,500,000 shares; outstanding: 2021 – 3,295,255 and 2020 - 3,291,125 shares.

22021 – 204,745 shares and 2020 – 208,875 shares

32021  –252,032 shares and 2020  –257,811 shares

See accompanying notes to consolidated financial statements.

~  3  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	March 31,
	2021	2020
Net premiums earned	$12,048,713	$13,013,989
Net investment income	801,406	835,400
Net realized investment gains	186,709	95,632
Net unrealized gains (losses) on equity securities	876,316	(3,689,347)
Other income	46,716	50,198
Consolidated revenues	13,959,860	10,305,872
Losses and settlement expenses	7,802,706	7,842,082
Policy acquisition costs and other operating expenses	4,467,578	4,764,974
Interest expense on debt	53,702	35,328
General corporate expenses	163,982	174,421
Total expenses	12,487,968	12,816,805
Earnings (loss) before income taxes	1,471,892	(2,510,933)
Total income tax expense (benefit)	309,951	(537,637)
Net earnings (loss)	$1,161,941	$(1,973,296)

Other comprehensive loss, net of tax	(2,226,522)	(1,710,846)
Comprehensive loss	$(1,064,581)	$(3,684,142)

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.38	$(0.65)
Diluted:
Diluted net earnings (loss) per share	$0.38	$(0.65)

Weighted average number of common shares outstanding:
Basic	3,034,233	3,016,062
Diluted	3,044,479	3,020,458

See accompanying notes to consolidated financial statements.

~  4  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)	$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Net (loss)	—	—	—	—	(1,973,296)	—	(1,973,296)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,710,846)	(1,710,846)
Restricted stock unit expense	—	99,467	—	(62,540)	—	—	36,927
ESOP compensation expense	—	—	58,272	17,496	—	—	75,768
Balance, March 31, 2020	$35,000	$(3,047,109)	$(2,754,213)	$32,658,165	$34,635,454	$1,243,090	$62,770,387

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(19,174)		—	—	—	—	(19,174)
Net earnings	—	—		—	—	1,161,941	—	1,161,941
Other comprehensive loss, net of tax	—	—		—	—	—	(2,226,522)	(2,226,522)
Restricted stock unit expense	—	77,947	1	—	(39,831)	—	—	38,116
ESOP compensation expense	—	—		57,790	24,960	—	—	82,750
Balance, March 31, 2021	$35,000	$(3,095,065)		$(2,520,325)	$32,765,565	$41,302,055	$3,293,569	$71,780,799

1Amount represents restricted stock units that have fully vested in the period

See accompanying notes to consolidated financial statements.

~  5  ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$1,161,941	$(1,973,296)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized investment gains	(186,709)	(95,632)
Net unrealized (gains) losses on equity securities	(876,316)	3,689,347
Depreciation	159,680	167,079
Deferred income tax	271,546	(776,673)
Amortization of bond premium and discount	67,997	46,198
Stock-based compensation expense	120,866	112,695
Change in:
Accrued investment income	(39,360)	(49,265)
Premiums and reinsurance balances receivable	908,120	145,030
Ceded unearned premiums	(1,009)	16,232
Reinsurance balances payable	(23,689)	(22,323)
Reinsurance balances recoverable	(991,294)	(282,252)
Deferred policy acquisition costs	(291,657)	(111,309)
Unpaid losses and settlement expenses	232,302	1,435,349
Unearned premiums	679,060	(575,696)
Accrued expenses	(450,758)	(1,249,696)
Current federal income tax	34,078	3,497
Other	(292,180)	(316,700)
Net cash provided by operating activities	482,618	162,585
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(2,494,500)	(5,105,043)
Common stocks	(3,310,389)	(592,329)
Preferred stocks	(81,953)	(1,548,172)
Other invested assets	—	(821,500)
Property held for investment	(30,018)	(28,573)
Property and equipment	(80,497)	(108,096)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	3,484,432	3,802,593
Common stocks	687,015	524,818
Preferred stocks	78,469	91,838
Property held for investment	243,588	—
Property and equipment	1,007	3,835
Net cash used in investing activities	(1,502,846)	(3,780,629)
Cash flows from financing activities:
Proceeds from loans	—	6,000,000
Repayments of borrowed funds	(2,961)	(2,522)
Purchase of treasury stock	(19,174)	—
Net cash (used in) provided by financing activities	(22,135)	5,997,478
Net (decrease) increase in cash and cash equivalents	(1,042,363)	2,379,434
Cash and cash equivalents at beginning of year	6,598,842	6,626,585
Cash and cash equivalents at end of period	$5,556,479	$9,006,019
Supplemental information:
Interest paid	$52,600	$35,300

See accompanying notes to consolidated financial statements.

~  6  ~

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 24.8% and 26.5% of the premium is written in Illinois for the three months ended March 31, 2021 and 2020, respectively. The Company operates as a single segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all the disclosures required by GAAP for complete financial statements.  As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020 (the “2020 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2021, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported its significant accounting policies in the 2020 10-K.

D.     PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2020 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies later in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

~  7  ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2021 and 2020, the Company recognized no impairments.  Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2021	2020
Automobiles	$530,723	$530,722
Furniture and fixtures	488,642	491,766
Computer equipment and software	4,046,770	3,971,272
Home office	3,948,766	3,946,299
Total cost	9,014,901	8,940,059
Accumulated depreciation	(6,196,657)	(6,079,728)
Net property and equipment	$2,818,244	$2,860,331

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net earnings (loss) plus unrealized (gains) losses on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) of  $(591,860) and $(454,782) for the three months ended March 31, 2021 and 2020, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale securities:

	Three-Months Ended March 31,
	2021	2020
Beginning balance	$5,520,091	$2,953,936

Other comprehensive loss before reclassification	(2,225,503)	(1,526,960)
Amount reclassified from accumulated other comprehensive loss	(1,019)	(183,886)
Net current period other comprehensive loss	(2,226,522)	(1,710,846)
Ending balance	$3,293,569	$1,243,090

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive loss, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(2,817,092)	$591,589	$(2,225,503)	$(1,932,861)	$405,901	$(1,526,960)
Reclassification adjustment for gains included in net earnings	(1,290)	271	(1,019)	(232,767)	48,881	(183,886)
Total other comprehensive loss	$(2,818,382)	$591,860	$(2,226,522)	$(2,165,628)	$454,782	$(1,710,846)

~  8  ~

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Three-Month Periods Ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2021	2020	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(1,290)	$(232,767)	Net realized investment (gains)
	271	48,881	Income tax expense
Total reclassification adjustment, net of tax	$(1,019)	$(183,886)

G.     RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The ongoing COVID-19 pandemic has resulted in, and could continue to result in, significant disruptions in economic activity and financial markets. The cumulative effects of COVID-19 on the Company, and the effect of any other public health outbreak, cannot be predicted, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

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

	For the Three-Months Ended March 31,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2021
Fixed maturity securities	$3,484,432	$1,319	$(29)	$1,290
Common stocks	687,015	212,361	(32,397)	179,964
Preferred stocks	78,469	5,455	—	5,455
2020
Fixed maturity securities	$3,802,593	$233,693	$(926)	$232,767
Common stocks	524,818	47,126	(173,499)	(126,373)
Preferred stocks	91,838	—	(10,762)	(10,762)

~  9  ~

The amortized cost and estimated fair value of fixed income securities at March 31, 2021, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,849,923	$1,888,670
Due after one year through five years	20,417,844	21,645,715
Due after five years through 10 years	15,114,224	16,148,886
Due after 10 years	21,536,839	22,722,744
Asset and mortgage backed securities without a specific due date	38,561,248	39,224,101
Redeemable preferred stocks	215,805	234,923
Total fixed maturity securities	$97,695,883	$101,865,040

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of cost or amortized cost and estimated fair values of investments in securities classified as available for sale at March 31, 2021 and December 31, 2020:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,581	$1,364,297	$23,227	$(11,511)
MBS/ABS/CMBS	38,561,248	39,224,101	977,305	(314,452)
Corporate	40,104,876	42,735,613	2,835,297	(204,560)
Municipal	17,461,373	18,306,106	955,785	(111,052)
Redeemable preferred stock	215,805	234,923	19,118	—
Total fixed maturity securities	$97,695,883	$101,865,040	$4,810,732	$(641,575)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,758	$1,385,406	$33,336	$(688)
MBS/ABS/CMBS	40,509,172	41,743,304	1,367,411	(133,279)
Corporate	39,186,671	43,580,743	4,429,000	(34,928)
Municipal	17,488,621	18,788,674	1,316,358	(16,305)
Redeemable preferred stock	215,805	242,439	26,634	—
Total fixed maturity securities	$98,753,027	$105,740,566	$7,172,739	$(185,200)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $14,865,024 and $16,220,343 and commercial mortgage backed securities of $12,452,036 and $12,721,455 at March 31, 2021 and December 31, 2020, respectively.

~  10  ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020. The tables segregate the securities based on type, noting the fair value, cost or amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2021			December 31, 2020
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$689,063	$—	$689,063	$299,391	$—	$299,391
Amortized cost	700,574	—	700,574	300,078	—	300,078
Unrealized loss	(11,511)	—	(11,511)	(688)	—	(688)
MBS/ABS/CMBS
Fair value	7,512,704	1,820,824	9,333,528	7,120,339	2,010,434	9,130,773
Amortized cost	7,711,500	1,936,480	9,647,980	7,236,360	2,027,692	9,264,052
Unrealized loss	(198,796)	(115,656)	(314,452)	(116,021)	(17,258)	(133,279)
Corporate
Fair value	6,201,266	233,125	6,434,391	1,739,691	—	1,739,691
Amortized cost	6,390,010	248,941	6,638,951	1,774,619	—	1,774,619
Unrealized loss	(188,744)	(15,816)	(204,560)	(34,928)	—	(34,928)
Municipal
Fair value	3,457,673	245,545	3,703,218	756,678	—	756,678
Amortized cost	3,565,111	249,159	3,814,270	772,984	—	772,984
Unrealized loss	(107,438)	(3,614)	(111,052)	(16,306)	—	(16,306)
Total
Fair value	17,860,706	2,299,494	20,160,200	9,916,099	2,010,434	11,926,533
Amortized cost	18,367,195	2,434,580	20,801,775	10,084,041	2,027,692	12,111,733
Unrealized loss	$(506,489)	$(135,086)	$(641,575)	$(167,942)	$(17,258)	$(185,200)

The fixed income portfolio contained 43 securities in an unrealized loss position as of March 31, 2021. Of these 43 securities, 6 have been in an unrealized loss position for 12 consecutive months or longer and represent $135,086 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first three months ended March 31, 2021. For all fixed income securities at a loss at March 31, 2021, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2021 and December 31, 2019.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains for the three months ended March 31, 2021 for equity securities held as of March 31, 2021  were $876,316. Net unrealized (losses) for the three months ended March 31, 2020 for equity securities held as of March 31, 2020 were $(3,689,347).

Other Invested Assets

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our $200,000 investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets include privately held investments of $204,400, and notes issued. Two of the notes, issued for $625,000 and $650,000 on July 30, 2019 and January 28, 2020, respectively,  bear interest at 6.5% and are amortized over 20 years with a balloon payment due July 30, 2029. A third note issued for $94,000 on October 30, 2020, bears interest at 6.0% and is amortized over 29 years with monthly payments due beginning July 31, 2021. As of March 31, 2021, this note has

~  11  ~

$4,000 in accrued escrow and interest receivable. The Company had no allowance recorded related to uncollectible notes receivables at March 31, 2021 and December 31, 2020.

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

~  12  ~

Assets measured at fair value on a recurring basis as of March 31, 2021, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,364,297	$—	$—	$1,364,297
MBS/ABS/CMBS	—	39,224,101	—	39,224,101
Corporate	—	42,735,612	—	42,735,612
Municipal	—	18,306,106	—	18,306,106
Redeemable preferred stocks	—	234,923	—	234,923
Total fixed maturity securities	1,364,297	100,500,743	—	101,865,040
Equity securities
Common stocks	18,404,167	—	—	18,404,167
Perpetual preferred stocks	—	1,654,530	—	1,654,530
Total equity securities	18,404,167	1,654,530	—	20,058,697
Total marketable investments measured at fair value	$19,768,464	$102,155,273	$—	$121,923,737

Assets measured at fair value on a recurring basis as of December 31, 2020, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,385,406	$—	$—	$1,385,406
MBS/ABS/CMBS	—	41,743,304	—	41,743,304
Corporate	—	43,580,743	—	43,580,743
Municipal	—	18,788,674	—	18,788,674
Redeemable preferred stocks	—	242,439	—	242,439
Total fixed maturity securities	1,385,406	104,355,160	—	105,740,566
Equity securities
Common stocks	14,724,814	—	—	14,724,814
Perpetual preferred stocks	—	1,683,892	—	1,683,892
Total equity securities	14,724,814	1,683,892	—	16,408,706
Total marketable investments measured at fair value	$16,110,220	$106,039,052	$—	$122,149,272

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2021 and December 31, 2020. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the three-month periods ended March 31, 2021 and 2020.

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

As part of the Company’s response to COVID-19, the Company obtained, in March 2020, a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position,  to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan. The Company also obtained, in May 2020, a $4.0 million 0% interest, one-year loan from the FHLBC as an additional precautionary measure to increase its cash position,  to provide increased liquidity, and to compensate for potential reductions in premium receivable collections as a result of the Company’s announcement in March 2020 to temporarily suspend all insurance premium billing for 30 days. The Company pledged an additional $7.4 million of fixed income securities as collateral for both FHLBC loans.

The total balance of the debt agreements at March 31, 2021 and December 31, 2020 was $13,462,614 and $13,465,574, respectively. The average interest rate on remaining debt was 1.6% as of March 31, 2021 and 2.2% as of December 31, 2020.

On July 30, 2020, the Company secured through FHLBC a fixed 0.74% borrowing rate for a future $4.0 million loan becomes effective May 3, 2021, upon the maturity of the existing $4.0 million FHLBC loan.  No collateral was pledged for this forward advance.

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

There was no interest paid on these lines of credit during the three months ended March 31, 2021 and 2020.

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

~  14  ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2021	2020
WRITTEN
Direct	$15,172,035	$14,794,534
Reinsurance assumed	27,898	37,534
Reinsurance ceded	(2,473,168)	(2,377,544)
Net	$12,726,765	$12,454,524
EARNED
Direct	$14,482,050	$15,362,814
Reinsurance assumed	38,822	44,950
Reinsurance ceded	(2,472,159)	(2,393,775)
Net	$12,048,713	$13,013,989
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$10,767,434	$8,761,679
Reinsurance assumed	25,445	26,518
Reinsurance ceded	(2,990,173)	(946,115)
Net	$7,802,706	$7,842,082

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	7,142	6,245
Prior years	661	1,597
Total incurred	7,803	7,842
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,288	1,204
Prior years	7,274	5,484
Total paid	8,562	6,688
Net unpaid losses and settlement expense - end of the period	47,797	46,956
Plus: Reinsurance recoverable on unpaid losses	14,011	11,318
Gross unpaid losses and settlement expense - end of the period	$61,808	$58,274

Net unpaid losses and settlement expense increased $841,000, or 1.8%, in the three months ended March 31, 2021 as compared to the same period in 2020. For the three months ended March 31, 2021 and 2020, we experienced unfavorable development of $661,000 and $1,597,000, respectively. The unfavorable development for the three months ended March 31, 2021 was primarily driven by the Workers’ Compensation line of business. Business Owners Liability and Business Owners Property lines of business were the primary drivers of adverse development for the three months ended March 31, 2020.

~  15  ~

7.     INCOME TAXES

The Company’s effective tax rate for the three month period ended March 31, 2021,  was 21.1%, compared to 21.4% for the same period in 2020. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three month periods ended March 31, 2021 and 2020, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	March 31,
	2021	2020
Provision for income taxes at the statutory federal tax rates	$309,097	$(527,296)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,108)	(6,535)
Tax-exempt interest income	(14,794)	(15,480)
Proration of tax-exempt interest and dividends received deduction	5,564	5,368
Nondeductible expenses	18,026	5,503
Officer life insurance, net	166	803
Total	$309,951	$(537,637)

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of March 31, 2021 and December 31, 2020, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2017 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.  No contributions to the ESOP were made during the three months ended March 31, 2021 and 2020, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2021, we recognized compensation expense of $82,750 related to 5,779 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2021. Of the 5,779 shares committed to be released, 1,991 shares were committed on March 31, 2021 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recognized compensation expense of $75,768 related to 5,827 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2020. Of the 5,827 shares committed to be released at December 31, 2020,  1,985 shares were committed on March 31, 2020 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2020.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019 and April 2020. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of March 31, 2021,  18,040,  13,071, and 11,700 RSUs have been granted at a fair market value of $11.03,  $13.70, and $15.10, respectively. We recognized $38,116 and $36,928 of expense on these units in the three months ended March 31, 2021 and 2020, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $181,863 as of March 31, 2021, which will be recognized over the remainder of their respective three-year vesting periods.

~  16  ~

9.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

The Company granted on April 1, 2021 15,000 RSUs to members of executive staff.

The $4.0 million FHLBC loan, obtained in May 2020, matured on May 3, 2021. On this date, a new FHLBC $4.0 million loan became effective. This loan agreement was arranged in July 2020.  See Note 4 - Debt for more information.

~  17  ~

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2020 Annual Report on Form 10-K and those listed below:

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

•	actual claims may exceed our best estimate of ultimate insurance losses incurred through March 31, 2021 resulting directly from the COVID19 pandemic and consequent economic crises;
•	our reserves at March 31, 2021 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
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

•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
•	the cost, availability and collectability of reinsurance;
•	estimates and adequacy of loss reserves and trends in loss and settlement expenses;
•	changes in the coverage terms selected by insurance customers, including higher limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

~  18  ~

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

For the three months ended March 31, 2021, we had direct written premiums of $15,172,000, net premiums earned of $12,049,000, and net earnings of $1,162,000. For the three months ended March 31, 2020, we had direct premiums written of $14,795,000, net premiums earned of $13,014,000, and net loss of $1,973,000. At March 31, 2021, we had total assets of $182,744,000 and equity of $71,781,000. At December 31, 2020, we had total assets of $183,939,000 and equity of $72,743,000.  In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we temporarily suspended all insurance premium billing for at least 30 days, and, by August 2020, normal billing resumed in all states in which we operate.

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

~  19  ~

Net premiums earned

Premiums earned is the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2021, one-half of the premiums would be earned in 2021 and the other half would be earned in 2022.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains (losses) on equity securities for the three months ended March 31, 2021 and March 31, 2020 were $876,000 and $(3,689,000), respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

~  20  ~

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

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates and other changes in the investment environment. In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we announced a  temporary suspense of all insurance premium billing for 30 days, and, by August 2020 normal billing had resumed in all states in which we operate.

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

~  21  ~

The following summarizes our results for the three months ended March 31, 2021 and 2020:

Premiums

Direct premiums written grew by $377,000, or 2.5%, to $15,172,000 for the three months ended March 31, 2021 from $14,795,000 for the same period of 2020. Net written premium increased by $272,000, or 2.2%, to $12,727,000 for the three months ended March 31, 2021 from $12,455,000 for the same period in 2020. Net premiums earned decreased by $965,000, or 7.4%, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to 2020’s policy exposure decreases resulting from state mandated shutdowns of restaurants and taverns.

For the three months ended March 31, 2021, we ceded to reinsurers $2,472,000 of earned premiums, compared to $2,394,000 of earned premiums for the three months ended March 31, 2020. Ceded earned premiums as a percent of direct premiums written increased to 16.3% from 16.2% for the three months ended March 31, 2020 in comparison to March 31, 2020.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income decreased by $34,000, or 4.1%, to $801,000 for the March 31, 2021, as compared to $835,000 for the same period in 2020 as a result of a decrease in our bond portfolio’s investment income which is sensitive to the changes in interest rates.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $3,000 or 6.0% during the three months ended March 31, 2021 as a result of fewer premium write offs as compared to the same period in 2020.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Three-Months Ended
	March 31,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	7,142	6,245
Prior years	661	1,597
Total incurred	7,803	7,842
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,288	1,204
Prior years	7,274	5,484
Total paid	8,562	6,688
Net unpaid losses and settlement expense - end of the period	47,797	46,956
Plus: Reinsurance recoverable on unpaid losses	14,011	11,318
Gross unpaid losses and settlement expense - end of the period	$61,808	$58,274

Net unpaid losses and settlement expense increased by $841,000, or 1.8%, in the three months ended March 31, 2021 as compared to the same period in 2020. For the three months ended March 31, 2021 and 2020, we experienced unfavorable development of $661,000 and $1,597,000, respectively. The 2021 decrease in unfavorable development was primarily driven by the Workers’ Compensation line of business. Business Owners Liability and Business Owners Property lines of business were the primary drivers of adverse development for the three months ended March 31, 2020.

~  22  ~

Losses and Settlement Expenses

Losses and settlement expenses decreased by $39,000, or 0.5%, to $7,803,000 for the three months ended March 31, 2021, from $7,842,000 for the same period in 2020. Losses and settlement expenses decreased slightly for the three months ended March 31, 2021,  which we believe indicates a return to pre-COVID-19 claims experience with restaurants and taverns re-opening their doors for business.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses decreased by $297,000, or 6.2%, to $4,468,000 for the three months ended March 31, 2021 from $4,765,000 for the same period in 2020.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 46 basis points from 36.61% to 37.07% for the three months ended March 31, 2021 as compared to the same period in 2020. The primary driver for this change was the $965,000 decrease in net earned premium.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $12,000, or 6.9%, in the three months ended March 31, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense increased to $54,000 for the three months ended March 31, 2021 from $35,000 for the same period during 2020 and reflects a full three months of interest for the $6.0 million FHLB borrowing agreement entered into in March 2020.

Income Tax Expense

We reported income tax expense of $310,000 and income tax benefit of $538,000 for the three months ended March 31, 2021 and 2020, respectively. The increase in income tax expense in 2021 relates to pretax earnings for the three months ended March 31, 2021 compared to a  pretax loss for the same period in 2020. Our effective tax rate for the three months ended March 31, 2021 was 21.1%, compared to 21.4% for the same period in 2020. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of March 31, 2021 and December 31, 2020:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2021	2020
Case reserves	$27,071	$27,901
IBNR reserves	20,726	20,655
Net unpaid losses and settlement expense	47,797	48,556
Reinsurance recoverable on unpaid loss and settlement expense	14,011	13,020
Reserves for unpaid loss and settlement expense	$61,808	$61,576

~  23  ~

As of March 31, 2021, the Company had received 1,296 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2021 and December 31, 2020.

As of March 31, 2021

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,861	$17,617	$36,478
Property	3,801	84	3,885
Other	4,409	3,025	7,434
Total net reserves	27,071	20,726	47,797
Reinsurance recoverables	3,852	10,159	14,011
Gross reserves	$30,923	$30,885	$61,808

As of December 31, 2020

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,019	$17,661	$36,680
Property	4,075	(39)	4,036
Other	4,807	3,033	7,840
Total net reserves	27,901	20,655	48,556	$42,860	$50,780
Reinsurance recoverables	5,281	7,739	13,020	10,962	14,742
Gross reserves	$33,182	$28,394	$61,576	$53,822	$65,522

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

~  24  ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2021 and 2020, we experienced unfavorable development of $661,000 and $1,597,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2020 at $48,556,000. As of March 31, 2021, that reserve was re-estimated at $49,217,000, which is $661,000, or 1.4%,  higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (10.3)% to 6.2%. As shown in the table below, since 2016, the variance in our originally estimated accident year selections range from (3.7)% deficient to 5.4% redundant as of March 31, 2021.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2016	2017	2018	2019	2020
As originally estimated	$25,619	$29,801	$29,762	$33,563	$31,356
As estimated at March 31, 2021	26,148	30,918	28,383	34,619	29,659
Net cumulative (deficiency) redundancy	$(529)	$(1,117)	$1,379	$(1,055)	$1,698
% (deficiency) redundancy	(2.1)%	(3.7)%	4.6%	(3.1)%	5.4%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31, 2020
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$42,860	6.2%
Recorded	48,556	0.0%
High End	50,780	(2.4)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially determined range as of December 31, 2020, the loss and settlement expense reserves would increase by $2,224,000 before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2020 by $1,757,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2020, the net loss and settlement expense reserves at December 31, 2020 would be reduced by $5,696,000 with corresponding increases in net earnings and equity of $4,500,000.

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

~  25  ~

subsequent changes in fair value recorded in net earnings (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$689	$(11)	$—	$—	$689	$(11)
MBS/ABS/CMBS	7,513	(199)	1,821	(116)	9,334	(315)
Corporate	6,201	(189)	233	(16)	6,434	(205)
Municipal	3,458	(107)	245	(4)	3,703	(111)
Total temporarily impaired fixed maturity securities	$17,861	$(506)	$2,299	$(135)	$20,160	$(641)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$299	$(1)	$—	$—	$299	$(1)
MBS/ABS/CMBS	7,120	(116)	2,010	(17)	9,130	(133)
Corporate	1,740	(35)	—	—	1,740	(35)
Municipal	757	(16)	—	—	757	(16)
Total temporarily impaired fixed maturity securities	$9,916	$(168)	$2,010	$(17)	$11,926	$(185)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $1.8 million from a gain of $4,394,000 at the end of 2020 to a gain of $2,631,000 as of March 31, 2021. The decrease in unrealized gains was driven by an increase in Treasury rates.  Treasury rates moved higher across the curve during the first quarter, with the five year maturity up 58 basis points and the ten year maturity up 82 basis points.  This increase in the risk free rate caused prices on bonds to drop meaningfully.

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased by about $0.5 million from $1,300,000 at the end of 2020 to $845,000 at the end of March 31, 2021.  Like Corporates, Municipal gains were negatively impacted by higher Treasury rates.  However, the decline in unrealized gains was muted by spread tightening in the sector due to tailwinds from the $350 billion allocation to states from the $1.9 trillion fiscal stimulus package and concerns about higher future tax rates.

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

For the three months ended March 31, 2021 and for the year ended December 31, 2020, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

~  26  ~

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2021 and December 31, 2020, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2021 and December 31, 2020, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Deferred acquisition costs	$5,721	$5,430
Unearned premium reserves	30,468	29,789

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

~  27  ~

business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets.

As of March 31, 2021 and December 31, 2020, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2017 through current year are open for examination.

Other Assets

As of March 31, 2021 and December 31, 2020, other assets totaled $1,289,000 and $1,307,000, respectively. The decrease in other assets primarily relates to decreases in Corporate Owned Life Insurance asset values as well as prepaid fees. The Company owns life insurance policies on Arron K. Sutherland, President and Chief Executive Officer, and Norman D. Schmeichel, Vice President – Chief Information Officer.

Outstanding Debt

As of March 31, 2021 and December 31, 2020, outstanding debt balances totaled $13,463,000 and $13,466,000, respectively. The average rate on remaining debt was 1.6% and 2.2% as of March 31, 2021 and December 31, 2020, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

In response to COVID-19, the Company obtained in March 2020 and May 2020 a $6.0 million and $4.0 million loan, respectively, from the FHLBC as a precautionary measure to increase its cash position,  to provide increased liquidity, and to compensate for potential reductions in premium receivable collections.

Revolving Line of Credit

We maintain a revolving line of credit with a commercial bank, which permits borrowing up to an aggregate principal amount of $2.0 million. This facility was initially entered into in August 2020 and is priced at Prime plus 0.5%. The Company pledged $2.0 million in business assets in the event the Company draws down on the line of credit. There are no financial covenants governing this agreement.

There were no borrowings outstanding and there was no interest paid on the line of credit during the three months ended March 31, 2021.

Other Liabilities

As of March 31, 2021 and December 31, 2020, other liabilities totaled $944,000 and $1,291,000, respectively. The decrease in other liabilities relates to $210,000 of investment purchases that were pending settlement as of year-end December 31, 2020 and subsequently settled in the first quarter of 2021.

ESOP

In connection with our conversion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

~  28  ~

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019 and April 2020. The RSUs vest 1/3 over three years from the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash used in investing activities during the three months ended March 31, 2021 compared to the same period in 2020 relates primarily to purchases of fixed maturity securities and preferred stocks. The decrease in cash provided by financing activities during the three months ended March 31, 2021 compared to the same period in 2020 relates to a  $6.0 million loan obtained from FHLBC during the first three months of 2020. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three-Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$483	$163
Net cash used in investing activities	(1,503)	(3,781)
Net cash (used in) provided by financing activities	(22)	5,997
Net (decrease) increase in cash and cash equivalents	$(1,042)	$2,379

ICC Holdings, Inc.’s principal source of liquidity is dividend payments and other fees received from ICC, Beverage Insurance Agency Inc., and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

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

As of March 31, 2021, the Company had received 1,296 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

The actual timing of gross loss and loss adjustment expense payments is unknown and therefore timing estimates are based on historical experience and the expectations of future payment patterns.

~  29  ~

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

The average maturity of the debt securities in our investment portfolio at March 31, 2021,  was 8.27 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	March 31, 2021
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,136)	$91,729
100 basis point increase	(5,226)	96,639
No change	—	101,865
100 basis point decrease[1]	3,901	105,766
200 basis point decrease[1]	6,377	108,242

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

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.

~  30  ~

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

~  31  ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
January 1 – January 31, 2021	—	$—	—	$2,788,205
February 1 – February 28, 2021	—	—	—	$2,788,205
March 1 – March 31, 2021	1,300	14.75	1,300	$2,769,030
Total	1,300	$14.75	1,300

(1)	In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~  32  ~

Item 6. Exhibits

Exhibit Number	Description
3.1

Form of Amended and Restated Articles of Incorporation of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

3.2

Form of Amended and Restated Bylaws of ICC Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-214081) filed on December 23, 2016)

10.1

Deferred Compensation Agreement, dated March 18, 2021, among ICC Holdings, Inc., Illinois Casualty Company, and Arron K. Sutherland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38046) filed on March 19, 2021)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL-Related Documents

~  33  ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May  14, 2021.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~  34  ~