Form 10-Q
period 2021-06-30
ICC Holdings, Inc.
filed 2021-08-13
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2021 was 3,294,366.

~ 2 ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost - $105,311,994 at 6/30/2021 and $98,753,027 at 12/31/2020)	$110,849,488	$105,740,566
Common stocks at fair value	20,013,057	14,724,814
Preferred stocks at fair value	1,685,275	1,683,892
Other invested assets	1,580,837	1,772,867
Property held for investment, at cost, net of accumulated depreciation of $408,351 at 6/30/2021 and $465,364 at 12/31/2020	5,003,116	5,399,826
Cash and cash equivalents	3,998,488	6,598,842
Total investments and cash	143,130,261	135,920,807
Accrued investment income	656,211	660,793
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $150,000 at 6/30/2021 and 12/31/2020	24,859,066	23,506,171
Ceded unearned premiums	943,245	860,905
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 6/30/2021 and 12/31/2020	15,917,703	13,019,865
Federal income taxes	193,911	372,986
Deferred policy acquisition costs, net	6,081,798	5,429,620
Property and equipment, at cost, net of accumulated depreciation of $6,038,689 at 6/30/2021 and $6,079,728 at 12/31/2020	3,080,594	2,860,331
Other assets	1,246,916	1,307,794
Total assets	$196,109,705	$183,939,272
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$63,858,229	$61,575,666
Unearned premiums	33,400,351	29,788,834
Reinsurance balances payable	841,328	371,195
Corporate debt	18,460,329	13,465,574
Accrued expenses	3,863,743	3,472,511
Income taxes - deferred	1,194,709	1,231,271
Other liabilities	998,843	1,290,532
Total liabilities	122,617,532	111,195,583
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,108,653)	(3,153,838)
Additional paid-in capital	32,788,441	32,780,436
Accumulated other comprehensive earnings, net of tax	4,374,556	5,520,091
Retained earnings	41,864,722	40,140,115
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,461,893)	(2,578,115)
Total equity	73,492,173	72,743,689
Total liabilities and equity	$196,109,705	$183,939,272

1Par value $0.01; authorized: 2021 - 10,000,000 shares and 2020 – 10,000,000 shares; issued: 2021 – 3,500,000 shares and 2020 – 3,500,000 shares; outstanding: 2021 –3,294,623 and 2020 - 3,291,125 shares.

22021 –205,377 shares and 2020 –208,875 shares

32021 –246,189 shares and 2020 –257,811 shares

See accompanying notes to consolidated financial statements.

~ 3 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2021	2020
Net premiums earned	$12,732,807	$11,374,746
Net investment income	783,718	908,550
Net realized investment gains (losses)	349,906	(438,619)
Net unrealized gains on equity securities	728,819	2,709,763
Other income	91,318	69,069
Consolidated revenues	14,686,568	14,623,509
Losses and settlement expenses	8,664,280	9,208,484
Policy acquisition costs and other operating expenses	5,047,023	4,254,266
Interest expense on debt	58,014	56,721
General corporate expenses	196,133	125,335
Total expenses	13,965,450	13,644,806
Earnings before income taxes	721,118	978,703
Total income tax expense	158,450	196,738
Net earnings	$562,668	$781,965

Other comprehensive earnings, net of tax	1,080,987	3,524,729
Comprehensive earnings	$1,643,655	$4,306,694

Earnings per share:
Basic:
Basic net earnings per share	$0.18	$0.26
Diluted:
Diluted net earnings per share	$0.18	$0.26

Weighted average number of common shares outstanding:
Basic	3,051,010	3,029,693
Diluted	3,064,455	3,036,116

See accompanying notes to consolidated financial statements.

~ 4 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2021	2020
Net premiums earned	$24,781,520	$24,388,735
Net investment income	1,585,124	1,743,950
Net realized investment gains (losses)	536,615	(342,987)
Net unrealized gains (losses) on equity securities	1,605,135	(979,584)
Other income	138,034	119,267
Consolidated revenues	28,646,428	24,929,381
Losses and settlement expenses	16,466,986	17,050,566
Policy acquisition costs and other operating expenses	9,514,601	9,019,240
Interest expense on debt	111,716	92,049
General corporate expenses	360,117	299,756
Total expenses	26,453,420	26,461,611
Earnings (loss) before income taxes	2,193,008	(1,532,230)
Total income tax expense (benefit)	468,401	(340,899)
Net earnings (loss)	$1,724,607	$(1,191,331)

Other comprehensive (loss) earnings, net of tax	(1,145,535)	1,813,883
Comprehensive earnings	$579,072	$622,552

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.57	$(0.39)
Diluted:
Diluted net earnings (loss) per share	$0.57	$(0.39)

Weighted average number of common shares outstanding:
Basic	3,037,738	3,019,788
Diluted	3,051,183	3,026,210

See accompanying notes to consolidated financial statements.

~ 5 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)		$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Purchase of treasury stock	—	(15,958)		—	—	—	—	(15,958)
Net (loss)	—	—		—	—	(1,191,331)	—	(1,191,331)
Other comprehensive earnings, net of tax	—	—		—	—	—	1,813,883	1,813,883
Restricted stock unit expense	—	143,380	[1]	—	(61,959)	—	—	81,421
ESOP compensation expense	—	—		116,545	22,391	—	—	138,936
Balance, June 30, 2020	$35,000	$(3,019,154)		$(2,695,940)	$32,663,641	$35,417,419	$4,767,819	$67,168,785

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(92,414)		—	—	—	—	(92,414)
Net earnings	—	—		—	—	1,724,607	—	1,724,607
Other comprehensive loss, net of tax	—	—		—	—	—	(1,145,535)	(1,145,535)
Restricted stock unit expense	—	137,599	[1]	—	(50,386)	—	—	87,213
ESOP compensation expense	—	—		116,222	58,391	—	—	174,613
Balance, June 30, 2021	$35,000	$(3,108,653)		$(2,461,893)	$32,788,441	$41,864,722	$4,374,556	$73,492,173

1Amount represents restricted stock units that have fully vested in the period

See accompanying notes to consolidated financial statements.

~ 6 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$1,724,607	$(1,191,331)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized investment (gains) losses	(536,615)	342,987
Net unrealized (gains) losses on equity securities	(1,605,135)	979,584
Depreciation	321,015	338,409
Deferred income tax	267,950	(145,619)
Amortization of bond premium and discount	143,687	100,619
Stock-based compensation expense	261,827	220,357
Change in:
Accrued investment income	4,582	(33,964)
Premiums and reinsurance balances receivable	(1,352,895)	(2,703,362)
Ceded unearned premiums	(82,340)	(32,249)
Reinsurance balances payable	470,133	1,024,863
Reinsurance balances recoverable	(2,897,838)	(8,426,429)
Deferred policy acquisition costs	(652,178)	(216,763)
Unpaid losses and settlement expenses	2,282,563	9,576,812
Unearned premiums	3,611,517	(179,707)
Accrued expenses	391,232	(1,099,306)
Current federal income tax	179,075	(185,499)
Other	(107,600)	2,404,746
Net cash provided by operating activities	2,423,587	774,148
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(12,878,221)	(12,628,366)
Common stocks	(5,259,415)	(2,173,439)
Preferred stocks	(333,734)	(1,641,922)
Other invested assets	(100,000)	(901,500)
Property held for investment	(994,832)	(1,262,417)
Property and equipment	(481,864)	(175,151)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	6,184,298	9,384,229
Common stocks	1,964,835	3,260,997
Preferred stocks	340,523	145,490
Other invested assets	300,000	—
Property held for investment	1,316,993	—
Property and equipment	15,135	10,430
Net cash used in investing activities	(9,926,282)	(5,981,649)
Cash flows from financing activities:
Proceeds from loans	9,000,000	11,629,800
Repayments of borrowed funds	(4,005,245)	(4,714)
Purchase of treasury stock	(92,414)	(15,958)
Net cash provided by financing activities	4,902,341	11,609,128
Net (decrease) increase in cash and cash equivalents	(2,600,354)	6,401,627
Cash and cash equivalents at beginning of year	6,598,842	6,626,585
Cash and cash equivalents at end of period	$3,998,488	$13,028,212
Supplemental information:
Interest paid	$108,800	$82,000

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 24.8% and 25.7% of the premium is written in Illinois for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, approximately 24.8% and 26.1%, respectively, of the premium is written in Illinois. The Company operates as one segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020 (the “2020 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2021, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~ 8 ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended June 30, 2021 and 2020, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2021	2020
Automobiles	$508,381	$530,722
Furniture and fixtures	486,574	491,766
Computer equipment and software	4,107,330	3,971,272
Home office	4,016,998	3,946,299
Total cost	9,119,283	8,940,059
Accumulated depreciation	(6,038,689)	(6,079,728)
Net property and equipment	$3,080,594	$2,860,331

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net earnings (loss) plus unrealized gains (losses) on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) expense of $(304,510) and $482,172 for the six months ended June 30, 2021 and 2020, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale securities:

	Six-Months Ended June 30,
	2021	2020
Beginning balance	$5,520,091	$2,953,936

Other comprehensive (loss) earnings before reclassification	(1,137,734)	2,086,077
Amount reclassified from accumulated other comprehensive (loss) earnings	(7,801)	(272,194)
Net current period other comprehensive (loss) earnings	(1,145,535)	1,813,883
Ending balance	$4,374,556	$4,767,819

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains arising during the period	$1,376,922	$(289,153)	$1,087,769	$4,573,465	$(960,428)	$3,613,037
Reclassification adjustment for gains included in net earnings	(8,584)	1,802	(6,782)	(111,782)	23,474	(88,308)
Total other comprehensive earnings	$1,368,338	$(287,351)	$1,080,987	$4,461,683	$(936,953)	$3,524,729

~ 9 ~

	Six-Month Periods Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding (losses) gains arising during the period	$(1,440,170)	$302,436	$(1,137,734)	$2,640,604	$(554,527)	$2,086,077
Reclassification adjustment for gains included in net earnings	(9,874)	2,073	(7,801)	(344,549)	72,355	(272,194)
Total other comprehensive (loss) earnings	$(1,450,044)	$304,509	$(1,145,535)	$2,296,055	$(482,172)	$1,813,883

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Three-Month Periods Ended		Six-Month Periods Ended
Details about Accumulated Other	June 30,		June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2021	2020	2021	2020	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(8,584)	$(111,782)	$(9,874)	$(344,549)	Net realized investment (gains)
	1,802	23,474	2,073	72,355	Income tax expense
Total reclassification adjustment, net of tax	$(6,782)	$(88,308)	$(7,801)	$(272,194)

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

	For the Three-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2021
Fixed maturity securities	$2,699,867	$18,137	$(9,553)	$8,584
Common stocks	1,277,820	342,408	(33,342)	309,065
Preferred stocks	262,054	32,256	—	32,256
2020
Fixed maturity securities	$5,581,636	$111,782	$—	$111,782
Common stocks	2,736,179	329,296	(882,526)	(553,230)
Preferred stocks	53,652	2,829	—	2,829

	For the Six-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2021
Fixed maturity securities	$6,184,298	$19,456	$(9,582)	$9,874
Common stocks	1,964,835	554,769	(65,739)	489,030
Preferred stocks	340,523	37,711	—	37,711
2020
Fixed maturity securities	$9,384,229	$345,475	$(926)	$344,549
Common stocks	3,260,997	376,422	(1,056,025)	(679,603)
Preferred stocks	145,490	2,829	(10,762)	(7,933)

The amortized cost and estimated fair value of fixed income securities at June 30, 2021, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,850,255	$1,880,743
Due after one year through five years	21,414,895	22,649,135
Due after five years through 10 years	15,113,009	16,491,383
Due after 10 years	23,403,945	25,454,396
Asset and mortgage backed securities without a specific due date	43,314,085	44,137,082
Redeemable preferred stocks	215,805	236,749
Total fixed maturity securities	$105,311,994	$110,849,488

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~ 11 ~

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at June 30, 2021 and December 31, 2020:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,403	$1,364,586	$21,769	$(9,586)
MBS/ABS/CMBS	43,314,085	44,137,083	1,033,712	(210,714)
Corporate	42,105,796	45,505,345	3,460,240	(60,691)
Municipal	18,323,904	19,605,726	1,301,359	(19,537)
Redeemable preferred stock	215,805	236,748	20,943	—
Total fixed maturity securities	$105,311,994	$110,849,488	$5,838,023	$(300,528)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,758	$1,385,406	$33,336	$(688)
MBS/ABS/CMBS	40,509,172	41,743,304	1,367,411	(133,279)
Corporate	39,186,671	43,580,743	4,429,000	(34,928)
Municipal	17,488,621	18,788,674	1,316,358	(16,305)
Redeemable preferred stock	215,805	242,439	26,634	—
Total fixed maturity securities	$98,753,027	$105,740,566	$7,172,739	$(185,200)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are residential mortgage backed securities with fair values of $15,032,763 and $16,220,343 and commercial mortgage backed securities of $12,522,068 and $12,721,455 at June 30, 2021 and December 31, 2020, respectively.

~ 12 ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2021			December 31, 2020
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$690,953	$—	$690,953	$299,391	$—	$299,391
Amortized cost	700,539	—	700,539	300,078	—	300,078
Unrealized loss	(9,586)	—	(9,586)	(688)	—	(688)
MBS/ABS/CMBS
Fair value	14,308,570	1,102,402	15,410,972	7,120,339	2,010,434	9,130,773
Amortized cost	14,439,762	1,181,924	15,621,686	7,236,360	2,027,692	9,264,052
Unrealized loss	(131,192)	(79,522)	(210,714)	(116,021)	(17,258)	(133,279)
Corporate
Fair value	3,763,888	—	3,763,888	1,739,691	—	1,739,691
Amortized cost	3,824,579	—	3,824,579	1,774,619	—	1,774,619
Unrealized loss	(60,691)	—	(60,691)	(34,928)	—	(34,928)
Municipal
Fair value	1,254,074	—	1,254,074	756,678	—	756,678
Amortized cost	1,273,611	—	1,273,611	772,984	—	772,984
Unrealized loss	(19,537)	—	(19,537)	(16,306)	—	(16,306)
Total
Fair value	20,017,485	1,102,402	21,119,887	9,916,099	2,010,434	11,926,533
Amortized cost	20,238,491	1,181,924	21,420,415	10,084,041	2,027,692	12,111,733
Unrealized loss	$(221,006)	$(79,522)	$(300,528)	$(167,942)	$(17,258)	$(185,200)

The fixed income portfolio contained 33 securities in an unrealized loss position as of June 30, 2021. Of these 33 securities, 2 have been in an unrealized loss position for 12 consecutive months or longer and represent $79,522 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first six months ended June 30, 2021. For all fixed income securities at a loss at June 30, 2021, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2021 and December 31, 2020.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains for the three and six months ended June 30, 2021 for equity securities held as of June 30, 2021 were $728,819 and $1,605,135, respectively. Net unrealized gains (losses) for the three and six months ended June 30, 2020 for equity securities held as of June 30, 2020 were $2,709,763 and $(979,584), respectively.

Other Invested Assets

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our $300,000 investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets include privately held investments of $204,800, and notes issued. Two of the notes, issued for $625,000 and $650,000 on July 30, 2019 and January 28, 2020, respectively, bear interest at 6.5% and are amortized

~ 13 ~

over 20 years with a balloon payment due July 30, 2029. Thus far, $300,000 in note payments has been received. A third note issued for $94,000 on October 30, 2020, bears interest at 6.0% and is amortized over 29 years with monthly payments due beginning July 31, 2021. As of June 30, 2021 this note has $6,970 in accrued escrow and interest receivable. The Company had no allowance recorded related to uncollectible notes receivables at June 30, 2021 and December 31, 2020.

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

The following are the levels of the fair value hierarchy and a brief description of the type of valuation inputs that are used to establish each level:

•Level 1 is applied to valuations based on readily available, unadjusted quoted prices in active markets for identical assets.

•Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

•Level 3 is applied to valuations that are derived from techniques in which one or more of the significant inputs are unobservable. Financial assets are classified based upon the lowest level of significant input that is used to determine fair value.

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

~ 14 ~

Assets measured at fair value on a recurring basis as of June 30, 2021, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,364,586	$—	$—	$1,364,586
MBS/ABS/CMBS	—	44,137,083	—	44,137,083
Corporate	—	45,505,345	—	45,505,345
Municipal	—	19,605,726	—	19,605,726
Redeemable preferred stocks	—	236,748	—	236,748
Total fixed maturity securities	1,364,586	109,484,902	—	110,849,488
Equity securities
Common stocks	20,013,057	—	—	20,013,057
Perpetual preferred stocks	—	1,685,275	—	1,685,275
Total equity securities	20,013,057	1,685,275	—	21,698,332
Total marketable investments measured at fair value	$21,377,643	$111,170,177	$—	$132,547,820

Assets measured at fair value on a recurring basis as of December 31, 2020, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,385,406	$—	$—	$1,385,406
MBS/ABS/CMBS	—	41,743,304	—	41,743,304
Corporate	—	43,580,743	—	43,580,743
Municipal	—	18,788,674	—	18,788,674
Redeemable preferred stocks	—	242,439	—	242,439
Total fixed maturity securities	1,385,406	104,355,160	—	105,740,566
Equity securities
Common stocks	14,724,814	—	—	14,724,814
Perpetual preferred stocks	—	1,683,892	—	1,683,892
Total equity securities	14,724,814	1,683,892	—	16,408,706
Total marketable investments measured at fair value	$16,110,220	$106,039,052	$—	$122,149,272

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2021 and December 31, 2020. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the six-month periods ended June 30, 2021 and 2020.

~ 15 ~

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

The Company’s $4.0 million, 0% interest, one-year FHLBC loan, obtained in May 2020, matured on May 3, 2021. On this date, a new $4.0 million, 0.74% fixed interest, one-year FHLBC loan became effective. This loan agreement was arranged in July 2020. Collateral totaling $7.4 million supports both the $6.0 million and $4.0 million outstanding FHLBC loans and consists of fixed income securities.

A one-year FHLBC loan for $5.0 million, 0% interest was entered into on May 28, 2021. Upon maturity in May 2022, this loan will rollover to a $5.0 million, 1.36% fixed interest loan. Collateral totaling $5.8 million supports this new FHLBC loan and consists of fixed income securities.

The total balance of the debt agreements at June 30, 2021 and December 31, 2020 was $18,460,329 and $13,465,574, respectively. The average interest rate on remaining debt was 2.7% as of June 30, 2021 and 1.6% as of December 31, 2020.

Revolving Line of Credit

We maintained a revolving line of credit with a commercial bank, which permitted borrowing up to an aggregate principal amount of $1.75 million. This facility was initially entered into during 2013 and expired August 2020. The line of credit was priced at 30-day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company would draw down on the line of credit. There were no financial covenants governing this agreement.

Effective August 2020, the Company replaced its expiring line of credit with a $2.0 million revolving line of credit with another commercial bank, which renews annually and has a current expiration date of July 2022. This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. There are no financial covenants governing this agreement.

There was no interest paid on these lines of credit during the six months ended June 30, 2021 and 2020.

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

~ 16 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2021	2020
WRITTEN
Direct	$18,516,434	$14,911,845
Reinsurance assumed	(34,245)	25,839
Reinsurance ceded	(2,898,257)	(3,215,430)
Net	$15,583,932	$11,722,254
EARNED
Direct	$15,576,595	$14,521,350
Reinsurance assumed	(26,862)	20,347
Reinsurance ceded	(2,816,926)	(3,166,951)
Net	$12,732,807	$11,374,746
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$12,038,753	$18,072,820
Reinsurance assumed	(15,194)	11,818
Reinsurance ceded	(3,359,279)	(8,876,154)
Net	$8,664,280	$9,208,484

	Six-Month Periods Ended June 30,
	2021	2020
WRITTEN
Direct	$33,688,469	$29,706,379
Reinsurance assumed	(6,347)	63,373
Reinsurance ceded	(5,371,425)	(5,592,974)
Net	$28,310,697	$24,176,778
EARNED
Direct	$30,058,645	$29,884,164
Reinsurance assumed	11,960	65,296
Reinsurance ceded	(5,289,085)	(5,560,725)
Net	$24,781,520	$24,388,735
LOSSES AND SETTLEMENT EXPENSES INCURRED
Direct	$22,806,187	$26,834,499
Reinsurance assumed	10,251	38,336
Reinsurance ceded	(6,349,452)	(9,822,269)
Net	$16,466,986	$17,050,566

~ 17 ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	June 30,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,808	$58,274
Less: Ceded	14,011	11,318
Net	47,797	46,956
Increase in incurred losses and settlement expense:
Current year	8,094	8,294
Prior years	570	914
Total incurred	8,664	9,208
Deduct: Loss and settlement expense payments for claims incurred:
Current year	3,523	4,444
Prior years	4,998	4,768
Total paid	8,521	9,212
Net unpaid losses and settlement expense - end of the period	47,940	46,952
Plus: Reinsurance recoverable on unpaid losses	15,918	19,463
Gross unpaid losses and settlement expense - end of the period	$63,858	$66,415

	For the Six-Months Ended
	June 30,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	15,236	14,540
Prior years	1,231	2,511
Total incurred	16,467	17,051
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,811	5,649
Prior years	12,272	10,252
Total paid	17,083	15,901
Net unpaid losses and settlement expense - end of the period	47,940	46,952
Plus: Reinsurance recoverable on unpaid losses	15,918	19,463
Gross unpaid losses and settlement expense - end of the period	$63,858	$66,415

Net unpaid losses and settlement expense increased $988,000, or 2.1%, in the six months ended June 30, 2021 as compared to the same period in 2020. For the six months ended June 30, 2021 and 2020, we experienced unfavorable development of $1,231,000 and $2,511,000, respectively. The unfavorable development for the three and six months ended June 30, 2021 was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Similarly, Business Owners Liability and Business Owners Property lines of business were the primary drivers of adverse development for the three and six months ended June 30, 2020.
~ 18 ~

7.     INCOME TAXES

The Company’s effective tax rate for the three and six-month periods ended June 30, 2021 were 22.0% and 21.4%, respectively, compared to 20.1% and 22.2% for the same periods in 2020, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

Income tax expense for the three and six-month periods ended June 30, 2021 and 2020 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	June 30,
	2021	2020
Provision for income taxes at the statutory federal tax rates	$151,435	$205,528
Increase (reduction) in taxes resulting from:
Dividends received deduction	(7,967)	(7,161)
Tax-exempt interest income	(14,753)	(15,784)
Proration of tax-exempt interest and dividends received deduction	5,499	5,600
Nondeductible expenses	24,069	8,725
Officer life insurance, net	167	(170)
Total	$158,450	$196,738

	For the Six-Months Ended
	June 30,
	2021	2020
Provision for income taxes at the statutory federal tax rates	$460,532	$(321,768)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(16,075)	(13,696)
Tax-exempt interest income	(29,547)	(31,264)
Proration of tax-exempt interest and dividends received deduction	11,063	10,968
Nondeductible expenses	42,095	14,228
Officer life insurance, net	333	633
Total	$468,401	$(340,899)

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of June 30, 2021 and December 31, 2020, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2017 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. No contributions to the ESOP were made during the six months ended June 30, 2021 and 2020, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June 30, 2021, we recognized compensation expense of $174,613 related to 11,622 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2021. Of the 11,622 shares committed to be released, 1,926 shares were committed on June 30, 2021 and had no impact on the weighted average common shares outstanding for the six months ended June 30, 2021. For the six months ended June 30, 2020, we recognized compensation expense of $138,936 related to 11,654 shares of our common stock that were committed to be

~ 19 ~

released to participants’ accounts at December 31, 2020. Of the 11,654 shares committed to be released at December 31, 2020, 1,921 shares were committed on June 30, 2020 and had no impact on the weighted average common shares outstanding for the six months ended June 30, 2020.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020, and April 2021. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant.

As of June 30, 2021, 15,000, 18,040, 13,071, and 11,700 RSUs have been granted at a fair market value of $14.78, $11.03, $13.70, and $15.10, respectively. We recognized $87,214 and $81,421 of expense on these units in the six months ended June 30, 2021 and 2020, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $354,520 as of June 30, 2021, which will be recognized over the remainder of their respective three years of vesting.

9.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~ 20 ~

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ICC Holdings, Inc. ICC Holdings, Inc. and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in ICC Holdings, Inc.'s filings with the Securities and Exchange Commission (SEC) and its reports to shareholders. Generally, the inclusion of the words “anticipates,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “plans,” “seek”, “will,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that ICC Holdings, Inc. expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2020 Annual Report on Form 10-K and those listed below:

•the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;

•future economic conditions in the markets in which we compete that are less favorable than expected;

•our ability to expand geographically;

•the effects of weather-related and other catastrophic events, including those related to health emergencies and the spread of infectious diseases and pandemics;

•the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business, especially changes with respect to laws, regulations and judicial decisions relating to liquor liability;

•our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;

•heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

•actual claims may exceed our best estimate of ultimate insurance losses incurred through June 30, 2021 resulting directly from the COVID-19 pandemic and consequent economic crises;

•our reserves at June 30, 2021 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;

•the continued impact of COVID-19, its variants and related risks, including from shelter-in-place and other restrictive orders, unemployment, and the financial market volatility, could continue to adversely impact our results, including premiums written and investment income;

•infection rates, severity of pandemics, including COVID-19 and its variants, civil unrest and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees;

•the impact of acts of terrorism and acts of war;

•the effects of terrorist related insurance legislation and laws;

•changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•the cost, availability and collectability of reinsurance;

•estimates and adequacy of loss reserves and trends in loss and settlement expenses;

•changes in the coverage terms selected by insurance customers, including higher limits;

•our inability to obtain regulatory approval of, or to implement, premium rate increases;

•our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

~ 21 ~

•the potential impact on our reported net income that could result from the adoption of future auditing or accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

•unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•adverse litigation or arbitration results;

•litigation tactics and developments, including those related to business interruption claims; and

•adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

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

For the six months ended June 30, 2021, we had direct written premiums of $33,688,000, net premiums earned of $24,782,000, and net earnings of $1,725,000. For the six months ended June 30, 2020, we had direct premiums written of $29,706,000, net premiums earned of $24,389,000, and net loss of $1,191,000. At June 30, 2021, we had total assets of $196,110,000 and equity of $73,492,000. At December 31, 2020, we had total assets of $183,939,000 and equity of $72,743,000. In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we temporarily suspended all insurance premium billing for at least 30 days, and, by August 2020, normal billing resumed in all states in which we operate.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized gains on equity securities for the three and six months ended June 30, 2021 were $729,000 and $1,605,000, respectively. Unrealized gains (losses) for the three and six months ended June 30, 2020 for equity securities were $2,710,000 and $(980,000), respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

~ 24 ~

The following summarizes our results for the six months ended June 30, 2021 and 2020:

Premiums

Direct premiums written grew by $3,982,000, or 13.4%, to $33,688,000 for the six months ended June 30, 2021 from $29,706,000 for the same period of 2020. Net written premium increased by $4,134,000, or 17.1%, to $28,310,000 for the six months ended June 30, 2021 from $24,176,000 for the same period in 2020. Net premiums earned grew by $393,000, or 1.6%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a relaxation of state mandated shutdowns of restaurants and taverns within our markets.

For the six months ended June 30, 2021, we ceded to reinsurers $5,289,000 of earned premiums, compared to $5,561,000 of earned premiums for the six months ended June 30, 2020. Ceded earned premiums as a percent of direct premiums written decreased to 15.7% from 18.7% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease is due to less reinsurance in 2021 compared to 2020 when reinstatement costs were incurred from property catastrophe events.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income decreased by $159,000, or 9.1%, to $1,585,000 for the six months ended June 30, 2021, as compared to $1,744,000 for the same period in 2020 as a result of a decrease in our bond portfolio’s investment income which is sensitive to the changes in interest rates.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $18,000 or 15.1% during the six months ended June 30, 2021 as a result of fewer premium write offs as compared to the same period in 2020.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Six-Months Ended
	June 30,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	15,236	14,540
Prior years	1,231	2,511
Total incurred	16,467	17,051
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,811	5,649
Prior years	12,272	10,252
Total paid	17,083	15,901
Net unpaid losses and settlement expense - end of the period	47,940	46,952
Plus: Reinsurance recoverable on unpaid losses	15,918	19,463
Gross unpaid losses and settlement expense - end of the period	$63,858	$66,415

Net unpaid losses and settlement expense increased by $988,000, or 2.1%, in the six months ended June 30, 2021 as compared to the same period in 2020. For the six months ended June 30, 2021 and 2020, we experienced unfavorable development of $1,231,000 and $2,511,000, respectively. The 2021 decrease in unfavorable development was primarily driven by favorable development in the Workers’ Compensation line of business. Business Owners Liability and Business Owners Property lines of business were the primary drivers of adverse development for the six months ended June 30, 2020.

~ 25 ~

Losses and Settlement Expenses

Losses and settlement expenses decreased by $584,000, or 3.4%, to $16,467,000 for the six months ended June 30, 2021, from $17,051,000 for the same period in 2020. Losses and settlement expenses decreased slightly for the six months ended June 30, 2021, and mirrors a more typical claims experience. Prior year’s losses included civil unrest claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $496,000, or 5.5%, to $9,515,000 for the six months ended June 30, 2021 from $9,019,000 for the same period in 2020.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 141 basis points from 36.98% to 38.39% for the six months ended June 30, 2021 as compared to the same period in 2020. The primary driver for this change was an increase in policy acquisition costs associated with the current year’s written premium growth.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $60,000, or 20.1%, in the six months ended June 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense increased to $112,000 for the six months ended June 30, 2021 from $92,000 for the same period during 2020 and reflects a full six months of interest for the $6.0 million FHLBC borrowing agreement entered into in March 2020 and one month of interest for the $4.0 million FHLBC loan entered into in May 2021.

Income Tax Expense

We reported income tax expense of $467,000 and income tax benefit of $341,000 for the six months ended June 30, 2021 and 2020, respectively. The increase in income tax expense in 2021 relates to pretax earnings for the six months ended June 30, 2021 compared to a pretax loss for the same period in 2020. Our effective tax rate for the six months ended June 30, 2021 was 21.4%, compared to 22.2% for the same period in 2020. Effective rates are dependent upon components of pretax (loss) or earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended June 30, 2021 and 2020:

Premiums

Direct premiums written grew by $3,604,000, or 24.2%, to $18,516,000 for the three months ended June 30, 2021 from $14,912,000 for the same period of 2020. Net written premium grew by $3,862,000, or 32.9%, to $15,583,000 for the three months ended June 30, 2021 from $11,721,000 for the same period in 2020. Net premiums earned grew by $1,358,000, or 11.9%, in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a relaxation of state mandated shutdowns of restaurants and taverns within our markets.

For the three months ended June 30, 2021, we ceded to reinsurers $2,817,000 of earned premiums, compared to $3,167,000 of earned premiums for the three months ended June 30, 2020. Ceded earned premiums as a percent of direct premiums written decreased to 15.2% from 21.2% for the three months ended June 30, 2020.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

~ 26 ~

Investment Income

Net investment income decreased by $125,000, or 13.8%, to $784,000 for the three months ended June 30, 2021, as compared to $909,000 for the same period in 2020 as a result of a decrease in our bond portfolio’s investment income which is sensitive to the changes in interest rates.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $20,000 or 28.6% during the three months ended June 30, 2021 as a result of fewer premium write offs as compared to the same period in 2020.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $544,000, or 5.9%, to $8,664,000 for the three months ended June 30, 2021, from $9,208,000 for the same period in 2020. Losses and settlement expenses decreased slightly for the three months ended June 30, 2021, and mirrors a more typical claims experience. Prior year’s losses included civil unrest claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $793,000, or 18.6%, to $5,047,000 for the three months ended June 30, 2021 from $4,254,000 for the same period in 2020.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other.

Our expense ratio increased by 222 basis points from 37.41% to 39.63% for the three months ended June 30, 2021 as compared to the same period in 2020. The primary driver for this change was an increase in policy acquisition costs associated with the current year’s written premium growth.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $70,000, or 55.6%, in the three months ended June 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense increased to $58,000 for the three months ended June 30, 2021 from $57,000 for the same period during 2020 and reflects three months of interest for the $6.0 million FHLBC borrowing agreement entered into in March 2020 and one month of interest for the $4.0 million FHLBC loan entered into in May 2021.

Income Tax Expense

We reported income tax expense of $158,000 and income tax expense of $197,000 for the three months ended June 30, 2021 and 2020, respectively. The decrease in income tax expense in 2021 relates to lower pretax earnings for the three months ended June 30, 2021 compared to pretax earnings for the same period in 2020. Our effective tax rate for the three months ended June 30, 2021 was 22.0%, compared to 20.1% for the same period in 2020. Effective rates are dependent upon components of pretax earnings and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of June 30, 2021 and December 31, 2020:

~ 27 ~

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2021	2020
Case reserves	$27,662	$27,901
IBNR reserves	20,278	20,655
Net unpaid losses and settlement expense	47,940	48,556
Reinsurance recoverable on unpaid loss and settlement expense	15,918	13,020
Reserves for unpaid loss and settlement expense	$63,858	$61,576

As of June 30, 2021, the Company has received 1,296 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2021 and December 31, 2020.

As of June 30, 2021

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$19,252	$17,624	$36,876
Property	3,683	(294)	3,389
Other	4,727	2,948	7,675
Total net reserves	27,662	20,278	47,940
Reinsurance recoverables	5,417	10,501	15,918
Gross reserves	$33,079	$30,779	$63,858

As of December 31, 2020

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,019	$17,661	$36,680
Property	4,075	(39)	4,036
Other	4,807	3,033	7,840
Total net reserves	27,901	20,655	48,556	$42,860	$50,780
Reinsurance recoverables	5,281	7,739	13,020	10,962	14,742
Gross reserves	$33,182	$28,394	$61,576	$53,822	$65,522

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

•historical industry development experience in our business line;

•historical company development experience;

•the impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;

•changes in our internal claims processing policies and procedures; and

~ 28 ~

•trends and risks in claim costs, such as risk that medical cost inflation could increase.

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

Specifically, the following factors could impact the frequency and severity of claims, and therefore, the ultimate amount of loss and settlement expense paid:

•the rate of increase in labor costs, medical costs, and material costs that underlie insured risks;

•development of risk associated with our expanding producer relationships and our growth in new states or states where we currently have small market share; and

•impact of changes in laws or regulations.

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2021 and 2020, we experienced unfavorable development of $1,231,000 and $2,511,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2020 at $48,556,000. As of June 30, 2021, that reserve was re-estimated at $49,787,000, which is $1,231,000, or 2.5%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (10.6)% to 5.9%. As shown in the table below, since 2016, the variance in our originally estimated accident year selections range from (3.6)% deficient to 5.3% redundant as of June 30, 2021.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2016	2017	2018	2019	2020
As originally estimated	$25,619	$29,801	$29,762	$33,563	$31,356
As estimated at June 30, 2021	26,545	30,766	28,344	34,726	29,702
Net cumulative (deficiency) redundancy	$(926)	$(965)	$1,418	$(1,162)	$1,654
% (deficiency) redundancy	(3.6)%	(3.2)%	4.8%	(3.5)%	5.3%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31, 2020
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$42,860	6.2%
Recorded	48,556	0.0%
High End	50,780	(2.4)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially determined range as of December 31, 2020, the loss and settlement expense reserves would increase by $2,224,000 before taxes. This increase in

~ 29 ~

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

Investments

Our investments are primarily composed of fixed maturity debt securities and both common and preferred stock equity securities. We categorize all our debt securities as available-for-sale (AFS), which are carried at fair value as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our AFS securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$691	$(9)	$—	$—	$691	$(9)
MBS/ABS/CMBS	14,309	(131)	1,102	(80)	15,411	(211)
Corporate	3,764	(61)	—	—	3,764	(61)
Municipal	1,254	(20)	—	—	1,254	(20)
Total temporarily impaired fixed maturity securities	$20,018	$(221)	$1,102	$(80)	$21,120	$(301)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$299	$(1)	$—	$—	$299	$(1)
MBS/ABS/CMBS	7,120	(116)	2,010	(17)	9,130	(133)
Corporate	1,740	(35)	—	—	1,740	(35)
Municipal	757	(16)	—	—	757	(16)
Total temporarily impaired fixed maturity securities	$9,916	$(168)	$2,010	$(17)	$11,926	$(185)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $1.0 million from a gain of $4,394,000 at the end of 2020 to a gain of $3,400,000 as of June 30, 2021. The decline in the unrealized gain position was driven solely by the increase in Treasury rates. The 5 year US Treasury rate, as an example, increased from 0.36% to 0.89% during the first six months of the year which caused prices on bonds to fall.

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased by about $0.02 million from $1,300,000 at the end of 2020 to $1,282,000 at the end of June 30, 2021. Like Corporates, Municipal prices declined as Treasury rates rose in the first six months of the year.

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other than temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is other-than-temporary. If we identify that an other-than-temporary impairment (OTTI) loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do

~ 30 ~

not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the OTTI loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the OTTI will be recognized in earnings.

For the six months ended June 30, 2021, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2021 and December 31, 2020, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the six months ended June 30, 2021 and 2020 and for the year ended December 31, 2020, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2021 and December 31, 2020, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Deferred acquisition costs	$6,082	$5,430
Unearned premium reserves	33,400	29,789

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

~ 31 ~

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

As of June 30, 2021 and December 31, 2020, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2017 through current year are open for examination.

Other Assets

As of June 30, 2021 and December 31, 2020, other assets totaled $1,247,000 and $1,307,000, respectively. The decrease in other assets primarily relates to a decrease in prepaid fees. Included in the other assets balance is the cash surrender value of corporate owned life insurance policies on Arron K. Sutherland, President and Chief Executive Officer, and Norman D. Schmeichel, Vice President – Chief Information Officer.

Outstanding Debt

As of June 30, 2021 and December 31, 2020, outstanding debt balances totaled $18,460,000 and $13,466,000, respectively. The average rate on remaining debt was 2.7% and 1.6% as of June 30, 2021 and December 31, 2020, respectively.

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

In response to COVID-19, the Company obtained in March 2020 and May 2020 a $6.0 million and $4.0 million loan, respectively, from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The Company’s $4.0 million loan matured on May 3, 2021 and, on this date, a new $4.0 million FHLBC loan became effective. In addition, the Company entered into a one-year, $5.0 million FHLBC loan on May 28, 2021. See Note 4 – Debt of this Form 10-Q for more information.

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

There were no borrowings outstanding and there was no interest paid on the line of credit during the six months ended June 30, 2021.

Other Liabilities

As of June 30, 2021 and December 31, 2020, other liabilities totaled $999,000 and $1,291,000, respectively. The decrease in other liabilities relates primarily to $210,000 of investment purchases that were pending settlement as of year-end December 31, 2020.

ESOP

In connection with our conversion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the

~ 32 ~

“Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020 and April 2021. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The decrease in cash used in investing activities during the six months ended June 30, 2021 compared to the same period in 2020 relates primarily to purchases of fixed maturity securities and common stocks. The decrease in cash provided by financing activities during the six months ended June 30, 2021 compared to the same period in 2020 relates to a $6.0 million loan obtained from FHLBC during the first three months of 2020. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the six months ended June 30, 2021 and 2020 were as follows:

	Six-Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$2,424	$774
Net cash used in investing activities	(9,926)	(5,982)
Net cash provided by financing activities	4,902	11,609
Net (decrease) increase in cash and cash equivalents	$(2,600)	$6,401

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

The amount available for payment of dividends from ICC in 2021 without the prior approval of the Illinois Department of Insurance is approximately $5.9 million based upon the insurance company’s 2020 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid dividends of $800,000 and $500,000 to ICC Holdings, Inc. in April 2021 and March 2020, respectively.

~ 33 ~

As of June 30, 2021, the Company has received 1,296 claims for business interruption related to COVID-19. This count has not changed since the period ended March 31, 2021. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

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

The average maturity of the debt securities in our investment portfolio at June 30, 2021, was 8.20 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	June 30, 2021
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,763)	$100,086
100 basis point increase	(5,554)	105,295
No change	—	110,849
100 basis point decrease[1]	4,401	115,250
200 basis point decrease[1]	7,061	117,910

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
April 1 – April 30, 2021	936	$15.02	936	$2,754,971
May 1 – May 31, 2021	1,728	15.84	1,728	$2,727,600

~ 35 ~

June 1 – June 30, 2021	2,004	15.88	2,004	$2,695,776
Total	4,668	$15.72	4,668

(1)In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~ 36 ~

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL (iXBRL) Documents attached as Exhibit 101
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

~ 37 ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2021.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~ 38 ~