Form 10-Q
period 2021-09-30
ICC Holdings, Inc.
filed 2021-11-12
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________.

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2021 was 3,292,788.

~ 2 ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost of $103,846,072 at 9/30/2021 and $98,753,027 at 12/31/2020)	$108,521,574	$105,740,566
Common stocks at fair value	22,066,048	14,724,814
Preferred stocks at fair value	1,803,285	1,683,892
Other invested assets	1,837,430	1,772,867
Property held for investment, at cost, net of accumulated depreciation of $427,818 at 9/30/2021 and $465,364 at 12/31/2020	5,451,710	5,399,826
Cash and cash equivalents	2,639,480	6,598,842
Total investments and cash	142,319,527	135,920,807
Accrued investment income	713,585	660,793
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $150,000 at 9/30/2021 and 12/31/2020	26,162,183	23,506,171
Ceded unearned premiums	957,508	860,905
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 9/30/2021 and 12/31/2020	14,476,233	13,019,865
Federal income taxes	104,751	372,986
Deferred policy acquisition costs, net	6,284,156	5,429,620
Property and equipment, at cost, net of accumulated depreciation of $6,113,613 at 9/30/2021 and $6,079,728 at 12/31/2020	3,085,985	2,860,331
Other assets	1,202,170	1,307,794
Total assets	$195,306,098	$183,939,272
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,290,612	$61,575,666
Unearned premiums	34,920,950	29,788,834
Reinsurance balances payable	1,176,193	371,195
Corporate debt	18,458,022	13,465,574
Accrued expenses	4,246,487	3,472,511
Income taxes - deferred	964,625	1,231,271
Other liabilities	878,347	1,290,532
Total liabilities	121,935,236	111,195,583
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,119,646)	(3,153,838)
Additional paid-in capital	32,875,761	32,780,436
Accumulated other comprehensive earnings, net of tax	3,693,581	5,520,091
Retained earnings	42,288,985	40,140,115
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,402,819)	(2,578,115)
Total equity	73,370,862	72,743,689
Total liabilities and equity	$195,306,098	$183,939,272

1Par value $0.01; authorized: 2021 - 10,000,000 shares and 2020 – 10,000,000 shares; issued: 2021 – 3,500,000 shares and 2020 – 3,500,000 shares; outstanding: 2021 –3,293,961 and 2020 - 3,291,125 shares

22021 –206,039 shares and 2020 –208,875 shares

32021 –240,282 shares and 2020 –257,811 shares

See accompanying notes to consolidated financial statements.

~ 3 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2021	2020
Net premiums earned	$14,079,395	$12,532,967
Net investment income	823,912	900,950
Net realized investment gains (losses)	287,455	(59,333)
Net unrealized (losses) gains on equity securities	(212,136)	981,779
Other income (loss)	58,590	(36,333)
Consolidated revenues	15,037,216	14,320,030
Losses and settlement expenses	8,814,522	8,863,053
Policy acquisition costs and other operating expenses	5,442,542	4,722,485
Interest expense on debt	62,379	58,724
General corporate expenses	171,105	171,860
Total expenses	14,490,548	13,816,122
Earnings before income taxes	546,668	503,908
Total income tax expense	122,405	99,919
Net earnings	$424,263	$403,989

Other comprehensive (loss) earnings, net of tax	(680,975)	440,838
Comprehensive (loss) earnings	$(256,712)	$844,827

Earnings per share:
Basic:
Basic net earnings per share	$0.14	$0.13
Diluted:
Diluted net earnings per share	$0.14	$0.13

Weighted average number of common shares outstanding:
Basic	3,068,199	3,030,571
Diluted	3,083,867	3,039,658

See accompanying notes to consolidated financial statements.

~ 4 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2021	2020
Net premiums earned	$38,860,915	$36,921,702
Net investment income	2,409,036	2,644,900
Net realized investment gains (losses)	824,070	(402,320)
Net unrealized gains on equity securities	1,392,999	2,195
Other income	196,624	82,934
Consolidated revenues	43,683,644	39,249,411
Losses and settlement expenses	25,281,508	25,913,619
Policy acquisition costs and other operating expenses	14,957,143	13,741,725
Interest expense on debt	174,095	150,773
General corporate expenses	531,222	471,616
Total expenses	40,943,968	40,277,733
Earnings (loss) before income taxes	2,739,676	(1,028,322)
Total income tax expense (benefit)	590,806	(240,980)
Net earnings (loss)	$2,148,870	$(787,342)

Other comprehensive (loss) earnings, net of tax	(1,826,510)	2,254,721
Comprehensive earnings	$322,360	$1,467,379

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.71	$(0.26)
Diluted:
Diluted net earnings (loss) per share	$0.70	$(0.26)

Weighted average number of common shares outstanding:
Basic	3,042,035	3,023,794
Diluted	3,057,704	3,032,881

See accompanying notes to consolidated financial statements.

~ 5 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)		$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Purchase of treasury stock	—	(109,460)		—	—	—	—	(109,460)
Net (loss)	—	—		—	—	(787,342)	—	(787,342)
Other comprehensive earnings, net of tax	—	—		—	—	—	2,254,721	2,254,721
Restricted stock unit expense	—	143,380	[1]	—	(16,792)	—	—	126,588
ESOP compensation expense	—	—		175,457	31,078	—	—	206,535
Balance, September 30, 2020	$35,000	$(3,112,656)		$(2,637,028)	$32,717,495	$35,821,408	$5,208,657	$68,032,876

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(103,407)		—	—	—	—	(103,407)
Net earnings	—	—		—	—	2,148,870	—	2,148,870
Other comprehensive loss, net of tax	—	—		—	—	—	(1,826,510)	(1,826,510)
Restricted stock unit expense	—	137,599	[1]	—	(544)	—	—	137,055
ESOP compensation expense	—	—		175,296	95,869	—	—	271,165
Balance, September 30, 2021	$35,000	$(3,119,646)		$(2,402,819)	$32,875,761	$42,288,985	$3,693,581	$73,370,862

1Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

~ 6 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$2,148,870	$(787,342)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized investment (gains) losses	(824,070)	402,320
Net unrealized gains on equity securities	(1,392,999)	(2,195)
Depreciation	485,688	508,152
Deferred income tax	218,885	(423,896)
Amortization of bond premium and discount	209,740	175,114
Stock-based compensation expense	408,220	333,123
Change in:
Accrued investment income	(52,792)	(72,885)
Premiums and reinsurance balances receivable	(2,656,012)	(369,089)
Ceded unearned premiums	(96,603)	(16,900)
Reinsurance balances payable	804,998	353,676
Reinsurance balances recoverable	(1,456,368)	(2,808,250)
Deferred policy acquisition costs	(854,536)	1,786
Unpaid losses and settlement expenses	(285,054)	5,104,937
Unearned premiums	5,132,116	(471,148)
Accrued expenses	773,976	(1,123,106)
Current federal income tax	268,235	(525,303)
Other	(188,107)	(692,009)
Net cash provided by (used in) operating activities	2,644,187	(413,015)
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(17,102,938)	(20,946,699)
Common stocks	(8,119,260)	(3,356,465)
Preferred stocks	(458,734)	(1,718,782)
Other invested assets	(350,000)	(901,500)
Property held for investment	(1,630,760)	(1,268,464)
Property and equipment	(647,962)	(231,291)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	11,921,877	12,813,180
Common stocks	2,734,181	4,247,936
Preferred stocks	340,523	221,990
Other invested assets	304,987	—
Property held for investment	1,470,533	—
Property and equipment	44,963	11,753
Net cash used in investing activities	(11,492,590)	(11,128,342)
Cash flows from financing activities:
Proceeds from loans	9,000,000	11,629,800
Repayments of borrowed funds	(4,007,552)	(6,928)
Purchase of treasury stock	(103,407)	(109,460)
Net cash provided by financing activities	4,889,041	11,513,412
Net decrease in cash and cash equivalents	(3,959,362)	(27,945)
Cash and cash equivalents at beginning of year	6,598,842	6,626,585
Cash and cash equivalents at end of period	$2,639,480	$6,598,640
Supplemental information:
Federal income tax paid	$65,000	$—
Interest paid	$170,100	$135,800

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 22.1% and 22.7% of the premium is written in Illinois for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, approximately 23.9% and 25.0% of the premium is written in Illinois, respectively. The Company operates as one segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020 (the “2020 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2021, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~ 8 ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2021 and 2020, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2021	2020
Automobiles	$529,724	$530,722
Furniture and fixtures	504,867	491,766
Computer equipment and software	4,148,009	3,971,272
Home office	4,016,998	3,946,299
Total cost	9,199,598	8,940,059
Accumulated depreciation	(6,113,613)	(6,079,728)
Net property and equipment	$3,085,985	$2,860,331

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net earnings (loss) plus unrealized gains (losses) on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) expense of $(485,528) and $599,356 for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale securities:

	Nine-Months Ended September 30,
	2021	2020
Beginning balance	$5,520,091	$2,953,936

Other comprehensive (loss) earnings before reclassification	(1,729,126)	2,579,925
Amount reclassified from accumulated other comprehensive (loss) earnings	(97,384)	(325,204)
Net current period other comprehensive (loss) earnings	(1,826,510)	2,254,721
Ending balance	$3,693,581	$5,208,657

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding (losses) gains arising during the period	$(748,597)	$157,205	$(591,392)	$625,124	$(131,276)	$493,848
Reclassification adjustment for gains included in net earnings	(113,397)	23,814	(89,583)	(67,101)	14,091	(53,010)
Total other comprehensive (loss) earnings	$(861,994)	$181,019	$(680,975)	$558,023	$(117,185)	$440,838

~ 9 ~

	Nine-Month Periods Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding (losses) gains arising during the period	$(2,188,767)	$459,641	$(1,729,126)	$3,265,728	$(685,803)	$2,579,925
Reclassification adjustment for gains included in net earnings	(123,271)	25,887	(97,384)	(411,651)	86,447	(325,204)
Total other comprehensive (loss) earnings	$(2,312,038)	$485,528	$(1,826,510)	$2,854,077	$(599,356)	$2,254,721

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Three-Month Periods Ended		Nine-Month Periods Ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2021	2020	2021	2020	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(113,397)	$(67,102)	$(123,271)	$(411,651)	Net realized investment (gains)
	23,814	14,092	25,887	86,447	Income tax expense
Total reclassification adjustment, net of tax	$(89,583)	$(53,010)	$(97,384)	$(325,204)

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

	For the Three-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2021
Fixed maturity securities	$5,737,579	$113,397	$—	$113,397
Common stocks	769,346	198,390	(24,333)	174,057
2020
Fixed maturity securities	$3,428,951	$67,102	$—	$67,102
Common stocks	986,939	93,984	(226,398)	(132,414)
Preferred stocks	76,500	5,979	—	5,979

	For the Nine-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2021
Fixed maturity securities	$11,921,877	$132,854	$(9,582)	$123,272
Common stocks	2,734,181	753,159	(90,072)	663,087
Preferred stocks	340,523	37,711	—	37,711
2020
Fixed maturity securities	$12,813,180	$412,577	$(926)	$411,651
Common stocks	4,247,936	470,406	(1,282,423)	(812,017)
Preferred stocks	221,990	8,808	(10,762)	(1,954)

The amortized cost and estimated fair value of fixed income securities at September 30, 2021, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,350,140	$1,367,452
Due after one year through five years	19,902,345	20,985,675
Due after five years through 10 years	16,124,244	17,236,073
Due after 10 years	24,822,242	26,591,640
Asset and mortgage backed securities without a specific due date	41,431,296	42,109,018
Redeemable preferred stocks	215,805	231,716
Total fixed maturity securities	$103,846,072	$108,521,574

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at September 30, 2021 and December 31, 2020:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,223	$1,361,648	$19,538	$(10,113)
MBS/ABS/CMBS	41,431,296	42,109,018	910,082	(232,360)
Corporate	42,107,833	45,019,622	3,054,564	(142,775)
Municipal	18,738,915	19,799,570	1,109,084	(48,429)
Redeemable preferred stock	215,805	231,716	15,911	—
Total fixed maturity securities	$103,846,072	$108,521,574	$5,109,179	$(433,677)

~ 11 ~

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,758	$1,385,406	$33,336	$(688)
MBS/ABS/CMBS	40,509,172	41,743,304	1,367,411	(133,279)
Corporate	39,186,671	43,580,743	4,429,000	(34,928)
Municipal	17,488,621	18,788,674	1,316,358	(16,305)
Redeemable preferred stock	215,805	242,439	26,634	—
Total fixed maturity securities	$98,753,027	$105,740,566	$7,172,739	$(185,200)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $15,137,535 and $12,801,506, residential mortgage backed securities of $15,047,391 and $16,220,343, and commercial mortgage backed securities of $11,924,092 and $12,721,455 at September 30, 2021 and December 31, 2020, respectively.

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2021			December 31, 2020
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$395,500	$294,891	$690,391	$299,391	$—	$299,391
Amortized cost	400,439	300,065	700,504	300,078	—	300,078
Unrealized loss	(4,939)	(5,174)	(10,113)	(688)	—	(688)
MBS/ABS/CMBS
Fair value	15,000,526	1,118,211	16,118,737	7,120,339	2,010,434	9,130,773
Amortized cost	15,171,819	1,179,278	16,351,097	7,236,360	2,027,692	9,264,052
Unrealized loss	(171,293)	(61,067)	(232,360)	(116,021)	(17,258)	(133,279)
Corporate
Fair value	5,919,961	—	5,919,961	1,739,691	—	1,739,691
Amortized cost	6,062,736	—	6,062,736	1,774,619	—	1,774,619
Unrealized loss	(142,775)	—	(142,775)	(34,928)	—	(34,928)
Municipal
Fair value	3,311,196	—	3,311,196	756,678	—	756,678
Amortized cost	3,359,625	—	3,359,625	772,984	—	772,984
Unrealized loss	(48,429)	—	(48,429)	(16,306)	—	(16,306)
Total
Fair value	24,627,183	1,413,102	26,040,285	9,916,099	2,010,434	11,926,533
Amortized cost	24,994,619	1,479,343	26,473,962	10,084,041	2,027,692	12,111,733
Unrealized loss	$(367,436)	$(66,241)	$(433,677)	$(167,942)	$(17,258)	$(185,200)

The fixed income portfolio contained 45 securities in an unrealized loss position as of September 30, 2021. Of these 45 securities, 3 have been in an unrealized loss position for 12 consecutive months or longer and represent $66,241 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first nine months ended September 30, 2021. For all fixed income securities at a loss at September 30, 2021, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security,

~ 12 ~

which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2021 and December 31, 2020.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized (losses) gains for the three and nine months ended September 30, 2021 for equity securities held as of September 30, 2021 were $(212,136) and $1,392,999, respectively. Net unrealized gains for the three and nine months ended September 30, 2020 for equity securities held as of September 30, 2020 were $981,779 and $2,195, respectively.

Other Invested Assets

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. Our $300,000 investment in FHLBC stock is carried at cost. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets include privately held investments of $463,900 and notes receivable of $1,073,530 which bear interest between 4% and 6.5%. As of September 30, 2021, $304,987 in note payments have been received and $9,449 in accrued escrow and interest receivable has been recorded. The Company had no allowance recorded related to uncollectible note receivables at September 30, 2021 and December 31, 2020.

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

~ 13 ~

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

Assets measured at fair value on a recurring basis as of September 30, 2021, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,361,648	$—	$—	$1,361,648
MBS/ABS/CMBS	—	42,109,018	—	42,109,018
Corporate	—	45,019,622	—	45,019,622
Municipal	—	19,799,570	—	19,799,570
Redeemable preferred stocks	—	231,716	—	231,716
Total fixed maturity securities	1,361,648	107,159,926	—	108,521,574
Equity securities
Common stocks	22,066,048	—	—	22,066,048
Perpetual preferred stocks	—	1,803,285	—	1,803,285
Total equity securities	22,066,048	1,803,285	—	23,869,333
Total marketable investments measured at fair value	$23,427,696	$108,963,211	$—	$132,390,907

Assets measured at fair value on a recurring basis as of December 31, 2020, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,385,406	$—	$—	$1,385,406
MBS/ABS/CMBS	—	41,743,304	—	41,743,304
Corporate	—	43,580,743	—	43,580,743
Municipal	—	18,788,674	—	18,788,674
Redeemable preferred stocks	—	242,439	—	242,439
Total fixed maturity securities	1,385,406	104,355,160	—	105,740,566
Equity securities
Common stocks	14,724,814	—	—	14,724,814
Perpetual preferred stocks	—	1,683,892	—	1,683,892
Total equity securities	14,724,814	1,683,892	—	16,408,706
Total marketable investments measured at fair value	$16,110,220	$106,039,052	$—	$122,149,272

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2021 and December 31, 2020. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the nine-month periods ended September 30, 2021 and 2020.

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

The total balance of the debt agreements at September 30, 2021 and December 31, 2020 was $18,458,022 and $13,465,574, respectively. The average interest rate on remaining debt was 1.3% as of September 30, 2021 and 1.6% as of December 31, 2020.

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

Effective August 2020, the Company replaced its expired line of credit with a $2.0 million revolving line of credit with another commercial bank, which renews annually and has a current expiration date of July 2022. This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. There are no financial covenants governing this agreement.

There was no interest paid on these lines of credit during the nine months ended September 30, 2021 and 2020.

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

~ 15 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2021	2020
WRITTEN
Direct	$18,356,903	$14,534,058
Reinsurance assumed	41,008	51,551
Reinsurance ceded	(2,812,181)	(2,328,734)
Net	$15,585,730	$12,256,875
EARNED
Direct	$16,839,315	$14,825,942
Reinsurance assumed	37,998	51,108
Reinsurance ceded	(2,797,918)	(2,344,083)
Net	$14,079,395	$12,532,967
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$11,186,326	$10,536,397
Reinsurance assumed	16,452	6,073
Reinsurance ceded	(2,388,256)	(1,679,417)
Net	$8,814,522	$8,863,053

	Nine-Month Periods Ended September 30,
	2021	2020
WRITTEN
Direct	$52,045,372	$44,240,437
Reinsurance assumed	34,661	114,924
Reinsurance ceded	(8,183,606)	(7,921,708)
Net	$43,896,427	$36,433,653
EARNED
Direct	$46,897,960	$44,710,106
Reinsurance assumed	49,958	116,404
Reinsurance ceded	(8,087,003)	(7,904,808)
Net	$38,860,915	$36,921,702
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$33,992,513	$37,370,896
Reinsurance assumed	26,703	44,409
Reinsurance ceded	(8,737,708)	(11,501,686)
Net	$25,281,508	$25,913,619

~ 16 ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	September 30,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$63,858	$66,415
Less: Ceded	15,918	19,463
Net	47,940	46,952
Increase in incurred losses and settlement expense:
Current year	8,582	9,298
Prior years	233	(435)
Total incurred	8,815	8,863
Deduct: Loss and settlement expense payments for claims incurred:
Current year	5,384	4,885
Prior years	4,557	2,831
Total paid	9,941	7,716
Net unpaid losses and settlement expense - end of the period	46,815	48,099
Plus: Reinsurance recoverable on unpaid losses	14,476	13,844
Gross unpaid losses and settlement expense - end of the period	$61,291	$61,943

	For the Nine-Months Ended
	September 30,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	23,818	23,838
Prior years	1,464	2,076
Total incurred	25,282	25,914
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,195	10,534
Prior years	16,829	13,083
Total paid	27,024	23,617
Net unpaid losses and settlement expense - end of the period	46,815	48,099
Plus: Reinsurance recoverable on unpaid losses	14,476	13,844
Gross unpaid losses and settlement expense - end of the period	$61,291	$61,943

For the nine months ended September 30, 2021 and 2020, we experienced unfavorable development of $1,464,000 and $2,076,000, respectively. The unfavorable development for the three and nine months ended September 30, 2021 was primarily driven by the Business Owners Liability and Business Owners Property lines of business. Similarly, Business Owners Liability and Business Owners Property lines of business were the primary drivers of adverse development for the three and nine months ended September 30, 2020.
~ 17 ~

7.     INCOME TAXES

The Company’s effective tax rate for the three and nine-month periods ended September 30, 2021 were 22.4% and 21.6%, respectively, compared to 19.8% and 23.4% for the same periods in 2020, respectively. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the three and nine-month periods ended September 30, 2021 and 2020 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	September 30,
	2021	2020
Provision for income taxes at the statutory federal tax rates	$114,800	$105,820
Increase (reduction) in taxes resulting from:
Dividends received deduction	(8,657)	(7,871)
Tax-exempt interest income	(14,890)	(15,531)
Proration of tax-exempt interest and dividends received deduction	5,685	5,715
Nondeductible expenses	25,302	11,523
Officer life insurance, net	165	263
Total	$122,405	$99,919

	For the Nine-Months Ended
	September 30,
	2021	2020
Provision for income taxes at the statutory federal tax rates	$575,332	$(215,948)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(24,732)	(21,567)
Tax-exempt interest income	(44,437)	(46,795)
Proration of tax-exempt interest and dividends received deduction	16,748	16,683
Nondeductible expenses	67,397	25,751
Officer life insurance, net	498	896
Total	$590,806	$(240,980)

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of September 30, 2021 and December 31, 2020, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2017 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. No contributions to the ESOP were made during the nine months ended September 30, 2021 and 2020, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2021, we recognized compensation expense of $271,165 related to 17,530 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2021. Of the 17,530 shares committed to be released, 1,926 shares were committed on September 30, 2021 and

~ 18 ~

had no impact on the weighted average common shares outstanding for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we recognized compensation expense of $206,535 related to 17,546 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2020. Of the 17,546 shares committed to be released at December 31, 2020, 1,921 shares were committed on September 30, 2020 and had no impact on the weighted average common shares outstanding for the nine months ended September 30, 2020.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020, and April 2021. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant.

As of September 30, 2021, 15,000, 18,040, 13,071, and 11,700 RSUs have been granted at a fair market value of $14.78, $11.03, $13.70, and $15.10, respectively. We recognized $137,055 and $126,588 of expense on these units in the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $304,679 as of September 30, 2021, which will be recognized over the remainder of their respective three years of vesting.

9.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

We acquired Southern Hospitality, LLC DBA Katkin on October 1, 2021 for an aggregate cash consideration of $100,000. Katkin provides certified food and beverage safety education for a wide variety of food service professionals.

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

•actual claims may exceed our best estimate of ultimate insurance losses incurred through September 30, 2021 resulting directly from the COVID-19 pandemic and consequent economic crises;

•our reserves at September 30, 2021 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;

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

~ 20 ~

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

For the nine months ended September 30, 2021, we had direct written premiums of $52,045,000, net premiums earned of $38,861,000, and net earnings of $2,149,000. For the nine months ended September 30, 2020, we had direct premiums written of $44,240,000, net premiums earned of $36,922,000, and net loss of $787,000. At September 30, 2021, we had total assets of $195,306,000 and equity of $73,371,000. At December 31, 2020, we had total assets of $183,939,000 and equity of $72,743,000. In response to the ongoing novel coronavirus (COVID-19) pandemic, in March 2020, we temporarily suspended all insurance premium billing for at least 30 days, and, by August 2020, normal billing resumed in all states in which we operate.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized (losses) gains on equity securities for the three and nine months ended September 30, 2021 were $ (212,000) and $1,393,000, respectively. Unrealized gains for the three and nine months ended September 30, 2020 for equity securities were $982,000 and $2,000, respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

~ 23 ~

The following summarizes our results for the nine months ended September 30, 2021 and 2020:

Premiums

Direct premiums written grew by $7,805,000, or 17.6%, to $52,045,000 for the nine months ended September 30, 2021 from $44,240,000 for the same period of 2020. Net written premium increased by $7,463,000, or 20.5%, to $43,896,000 for the nine months ended September 30, 2021 from $36,433,000 for the same period in 2020. Net premiums earned grew by $1,939,000, or 5.3%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to continued relaxation of state mandated shutdowns of restaurants and taverns within our markets in the current year.

For the nine months ended September 30, 2021, we ceded to reinsurers $8,087,000 of earned premiums, compared to $7,905,000 of earned premiums for the nine months ended September 30, 2020. Ceded earned premiums as a percent of direct premiums written decreased to 15.5% from 17.9% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income decreased by $236,000, or 8.9%, to $2,409,000 for the nine months ended September 30, 2021, as compared to $2,645,000 for the same period in 2020 as a result of a decrease in our bond portfolio’s investment income which is sensitive to the changes in interest rates.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $114,000 or 137.3% during the nine months ended September 30, 2021 as a result of fewer premium write offs and higher gains on the sale of non-investment assets as compared to the same period in 2020.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Nine-Months Ended
	September 30,
(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	23,818	23,838
Prior years	1,464	2,076
Total incurred	25,282	25,914
Deduct: Loss and settlement expense payments for claims incurred:
Current year	10,195	10,534
Prior years	16,829	13,083
Total paid	27,024	23,617
Net unpaid losses and settlement expense - end of the period	46,815	48,099
Plus: Reinsurance recoverable on unpaid losses	14,476	13,844
Gross unpaid losses and settlement expense - end of the period	$61,291	$61,943

Net unpaid losses and settlement expense decreased by $1,284,500, or 2.7%, in the nine months ended September 30, 2021 as compared to the same period in 2020. For the nine months ended September 30, 2021 and 2020, we experienced unfavorable development of $1,464,000 and $2,076,000, respectively. The unfavorable development for the nine months ended September 30, 2021 was primarily driven by the Business Owners Liability and Business Owners Property lines of business.

~ 24 ~

Similarly, Business Owners Liability and Business Owners Property lines of business were the primary drivers of adverse development for the nine months ended September 30, 2020.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $632,000, or 2.4%, to $25,282,000 for the nine months ended September 30, 2021, from $25,914,000 for the same period in 2020. This change in losses and settlement expenses reflects a more positive claims experience than the prior year which included civil unrest claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,215,000, or 8.8%, to $14,957,000 for the nine months ended September 30, 2021 from $13,742,000 for the same period in 2020.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio increased by 127 basis points from 37.22% to 38.49% for the nine months ended September 30, 2021 as compared to the same period in 2020. The primary driver for this change was an increase in contingent commission expenses.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $60,000, or 12.7%, in the nine months ended September 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense increased to $174,000 for the nine months ended September 30, 2021 from $151,000 for the same period during 2020 and reflects a full nine months of interest for the $6.0 million FHLBC borrowing agreement entered into in March 2020 and five months of interest for the $4.0 million FHLBC loan entered into in May 2021.

Income Tax Expense

We reported income tax expense of $591,000 and income tax benefit of $241,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase in income tax expense in 2021 relates to pretax earnings for the nine months ended September 30, 2021 compared to a pretax loss for the same period in 2020. Our effective tax rate for the nine months ended September 30, 2021 was 21.6%, compared to 23.4% for the same period in 2020. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended September 30, 2021 and 2020:

Premiums

Direct premiums written grew by $3,823,000, or 26.3%, to $18,357,000 for the three months ended September 30, 2021 from $14,534,000 for the same period of 2020. Net written premium grew by $3,329,000, or 27.2%, to $15,586,000 for the three months ended September 30, 2021 from $12,257,000 for the same period in 2020. Net premiums earned grew by $1,546,000, or 12.3%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to targeted premium growth in addition to the ongoing relaxation of state mandated shutdowns of restaurants and taverns within our markets.

For the three months ended September 30, 2021, we ceded to reinsurers $2,798,000 of earned premiums, compared to $2,344,000 of earned premiums for the three months ended September 30, 2020. Ceded earned premiums as a percent of direct

~ 25 ~

premiums written for the three months ended September 30, 2021 decreased to 15.2% from 16.1% for the three months ended September 30, 2020.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income decreased by $77,000, or 8.5%, to $824,000 for the three months ended September 30, 2021, as compared to $901,000 for the same period in 2020 as a result of a decrease in our bond portfolio’s investment income which is sensitive to the changes in interest rates.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income increased by $96,000 or 266.7% during the three months ended September 30, 2021 as a result of fewer premium write offs as compared to the same period in 2020.

Losses and Settlement Expenses

Losses and settlement expenses decreased by $48,000, or 0.5%, to $8,815,000 for the three months ended September 30, 2021, from $8,863,000 for the same period in 2020. Losses and settlement expenses decreased slightly for the three months ended September 30, 2021 due to the combination of generally more favorable claims experience and the absence of prior year’s civil unrest claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $721,000, or 15.3%, to $5,443,000 for the three months ended September 30, 2021 from $4,722,000 for the same period in 2020.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio increased by 98 basis points from 37.68% to 38.66% for the three months ended September 30, 2021 as compared to the same period in 2020. The primary driver for this change was an increase in contingent commission expenses.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $2,000, or 1.2%, in the three months ended September 30, 2021 as compared to the same period in 2020.

Interest Expense

Interest expense increased to $62,000 for the three months ended September 30, 2021 from $59,000 for the same period during 2020 and reflects three months of interest for the $6.0 million FHLBC borrowing agreement entered into in March 2020 and three months of interest for the $4.0 million FHLBC loan entered into in May 2021.

Income Tax Expense

We reported income tax expense of $123,000 and $100,000 for the three months ended September 30, 2021 and 2020, respectively. The increase in income tax expense in 2021 relates to higher pretax earnings for the three months ended September 30, 2021 compared to the pretax earnings for the same period in 2020. Our effective tax rate for the three months ended September 30, 2021 was 22.4%, compared to 19.8% for the same period in 2020. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

~ 26 ~

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of September 30, 2021 and December 31, 2020:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2021	2020
Case reserves	$26,604	$27,901
IBNR reserves	20,211	20,655
Net unpaid losses and settlement expense	46,815	48,556
Reinsurance recoverable on unpaid loss and settlement expense	14,476	13,020
Reserves for unpaid loss and settlement expense	$61,291	$61,576

As of September 30, 2021, the Company has received 1,296 claims for business interruption related to COVID-19. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2021 and December 31, 2020.

As of September 30, 2021

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$18,429	$17,591	$36,020
Property	4,130	(423)	3,707
Other	4,045	3,043	7,088
Total net reserves	26,604	20,211	46,815
Reinsurance recoverables	5,278	9,198	14,476
Gross reserves	$31,882	$29,409	$61,291

As of December 31, 2020

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,019	$17,661	$36,680
Property	4,075	(39)	4,036
Other	4,807	3,033	7,840
Total net reserves	27,901	20,655	48,556	$42,860	$50,780
Reinsurance recoverables	5,281	7,739	13,020	10,962	14,742
Gross reserves	$33,182	$28,394	$61,576	$53,822	$65,522

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

~ 27 ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2021 and 2020, we experienced unfavorable development of $1,464,000 and $2,076,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2020 at $48,556,000. As of September 30, 2021, that reserve was re-estimated at $50,020,000, which is $1,464,000, or 3.0%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (8.4)% to 8.5%. As shown in the table below, since 2016, the variance in our originally estimated accident year selections range from (4.8)% deficient to 6.6% redundant as of September 30, 2021.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2016	2017	2018	2019	2020
As originally estimated	$25,619	$29,801	$29,762	$33,563	$31,356
As estimated at September 30, 2021	26,840	30,925	28,159	34,864	29,277
Net cumulative (deficiency) redundancy	$(1,221)	$(1,124)	$1,603	$(1,301)	$2,079
% (deficiency) redundancy	(4.8)%	(3.8)%	5.4%	(3.9)%	6.6%

~ 28 ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31, 2020
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$42,860	6.2%
Recorded	48,556	0.0%
High End	50,780	(2.4)%

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$396	$(5)	$295	$(5)	$691	$(10)
MBS/ABS/CMBS	15,000	(171)	1,118	(61)	16,118	(232)
Corporate	5,920	(143)	—	—	5,920	(143)
Municipal	3,311	(48)	—	—	3,311	(48)
Total temporarily impaired fixed maturity securities	$24,627	$(367)	$1,413	$(66)	$26,040	$(433)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$299	$(1)	$—	$—	$299	$(1)
MBS/ABS/CMBS	7,120	(116)	2,010	(17)	9,130	(133)
Corporate	1,740	(35)	—	—	1,740	(35)
Municipal	757	(16)	—	—	757	(16)
Total temporarily impaired fixed maturity securities	$9,916	$(168)	$2,010	$(17)	$11,926	$(185)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $1.5 million from a gain of $4,394,000 at the end of 2020 to a gain of $2,912,000 as of September 30, 2021. The decline in the unrealized gain position was driven solely by the increase in Treasury rates. The five-year US Treasury rate, as an example, increased from 0.36% to 0.97% during the first nine months of the year which caused prices on bonds to fall.

~ 29 ~

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased by about $0.24 million from a gain of $1,300,000 at the end of 2020 to a gain of $1,061,000 as of September 30, 2021. Like Corporates, Municipal prices declined as Treasury rates rose in the first nine months of the year. However, unlike Corporates, spreads have tightened throughout the year in Municipals which offset most of the weakness from Treasuries.

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

For the nine months ended September 30, 2021, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2021 and December 31, 2020, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

~ 30 ~

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2021 and December 31, 2020, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Deferred acquisition costs	$6,284	$5,430
Unearned premium reserves	34,921	29,789

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

As of September 30, 2021 and December 31, 2020, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2017 through the current year are open for examination.

Other Assets

As of September 30, 2021 and December 31, 2020, other assets totaled $1,202,000 and $1,308,000, respectively. The decrease in other assets primarily relates to a decrease in prepaid fees. Included in the other assets balance is the cash surrender value of corporate owned life insurance policies on Arron K. Sutherland, President and Chief Executive Officer, and Norman D. Schmeichel, Vice President – Chief Information Officer.

Outstanding Debt

As of September 30, 2021 and December 31, 2020, outstanding debt balances totaled $18,458,000 and $13,466,000, respectively. The average rate on remaining debt was 1.3% and 1.6% as of September 30, 2021 and December 31, 2020, respectively.

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

Revolving Line of Credit

We maintain a revolving line of credit with a commercial bank, which permits borrowing up to an aggregate principal amount of $2.0 million. Effective August 2020, the Company replaced its expired line of credit with a $2.0 million revolving

~ 31 ~

line of credit, which renews annually and has a current expiration date of July 2022. This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. There are no financial covenants governing this agreement.

There were no borrowings outstanding and there was no interest paid on the line of credit during the nine months ended September 30, 2021.

Other Liabilities

As of September 30, 2021 and December 31, 2020 other liabilities totaled $878,000 and $1,291,000, respectively. The decrease in other liabilities relates primarily to $210,000 of investment purchases that were pending settlement as of year-end December 31, 2020.

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash used in investing activities during the nine months ended September 30, 2021 compared to the same period in 2020 relates primarily to purchases of common stocks. The decrease in cash provided by financing activities during the nine months ended September 30, 2021 compared to the same period in 2020 relates to a $6.0 million loan obtained from FHLBC during the first three months of 2020. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine-Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$2,644	$(413)
Net cash used in investing activities	(11,492)	(11,128)
Net cash provided by financing activities	4,889	11,513
Net decrease in cash and cash equivalents	$(3,959)	$(28)

ICC Holdings, Inc.’s principal source of liquidity is dividend payments and other fees received from ICC, Beverage Insurance Agency Inc., and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any

~ 32 ~

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

As of September 30, 2021, the Company has received 1,296 claims for business interruption related to COVID-19. This count has not changed since the period ended March 31, 2021. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

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

The average maturity of the debt securities in our investment portfolio at September 30, 2021, was 8.42 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

~ 33 ~

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	September 30, 2021
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,668)	$97,854
100 basis point increase	(5,513)	103,009
No change	—	108,522
100 basis point decrease[1]	4,504	113,026
200 basis point decrease[1]	7,401	115,923

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

~ 34 ~

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
July 1 – July 31, 2021	257	$15.90	257	$2,691,690
August 1 – August 31, 2021	2	16.00	2	$2,691,658
September 1 – September 30, 2021	403	17.06	403	$2,684,783
Total	662	$16.27	662

(1)In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

~ 35 ~

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

~ 36 ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2021.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~ 37 ~