Form 10-K
period 2021-12-31
ICC Holdings, Inc.
filed 2022-03-30
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

_______________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021, based upon the closing sale price of the Common Stock on June 30, 2021 as reported on the NASDAQ Stock Market, LLC, was $34,813,105. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 10, 2022 was 3,295,356.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

~ 2 ~

Item 1. Business

Overview

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., dba Beverage Insurance Specialty, a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; Southern Hospitality Education, LLC, dba Katkin, a full-service food safety and education company, and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 24.0% and 25.0% of the premium was written in Illinois for the years ended December 31, 2021 and December 31, 2020, respectively. The Company operates as a single segment.

We primarily market our products through a network of 186 independent agents in the states that we write in. ICC has been assigned, as of June 22, 2021, an “A-” (Excellent) financial strength rating by A.M. Best Company, Inc. (A.M. Best), which is the fourth highest out of fifteen possible ratings. ICC’s upcoming evaluation by A.M. Best is occurring on April 28, 2022 and therefore the ratings from this evaluation will not be available at the time of this report. ICC’s prior evaluation with A.M. Best occurred on April 28, 2021, when A.M. Best upgraded its Financial Strength Rating (FSR) to “A-“ from “B++” and the Issuer Credit Rating (ICR) to “a-“ (Excellent) from “bbb+” (Good). At that time, the outlook of the FSR as well as the Long-Term ICR is stable. A.M. Best also upgraded the Long-Term ICR of ICC Holdings, Inc. to “bbb-“ (Good) from “bb+” (Good). The outlook assigned, as of June 22, 2021, to the credit rating of the Company is stable.

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

~ 3 ~

Our Business Strategies

We believe that our mission is to deliver expertly crafted insurance products and services for the food and beverage industry. Accordingly, we believe that this focus positions us to write profitable business in both hard insurance markets (where industry capital is constricted, competition is low, and premium rates are rising) and soft insurance markets (where industry capital is rising, competition is high and premium rates are falling). As part of our business process, we have developed our business strategy and focus using the following guiding principles to reflect the essence of who we aspire to be:

•we exist to return value to our stakeholders in the form of strong financial performance and sustained surplus growth;

•we conduct our business with the highest ethics and unquestionable integrity;

•we recognize and reward the commitment of all associates who make ICC a success, by challenging them, valuing them, and recognizing their contribution, while cultivating a mutually supporting culture;

•we are committed to the independent agency system and our mutual drive to deliver the highest quality products at competitive prices;

•customer service—understanding and meeting the needs and expectations of our policyholder and agents—is at the fundamental core of our existence;

•we thrive in the marketplace by pursuing a unique understanding of the niche, offering customized products, and aggressively defending our insureds;

•we identify worthy causes to support with our company and associate resources. We promote good corporate citizenship; and

•innovation drives our efficiency, quality, and effectiveness. We proactively improve our products and processes by intelligent investment in talent and technology that meets the exacting needs of our customer.

In order to effectuate our mission and guiding principles, we have identified the following core strategies to achieve our long-term success:

•design and market commercial property and casualty products customized for the food and beverage industry;

•pursue deliberate geographic expansion;

•foster partnerships with independent agents who focus on the food and beverage industry and appreciate the Company’s commitment and expertise;

•leverage data and technology to maximize operational efficiency, maintain sustainable pricing and drive continuous innovation;

•implement an investment strategy that maximizes return within acceptable risk tolerances;

•promote a culture of excellence that encourages teamwork and contributes to talent attraction, development, and retention; and

•maintain a robust and comprehensive Enterprise Risk Management program, focused on upside optimization and downside mitigation.

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

~ 4 ~

Industry Expertise – We have provided the food and beverage industry insurance products and services since 1950. By leveraging our experience, we better understand our customers and their needs, which allows us to better price our products and services and defend claims aggressively and economically using the experience of our in-house legal department and an established network of specialized defense attorneys. As a result, we are the exclusively endorsed property and liability insurance provider for the Arizona Licensed Beverage Association, the Colorado Licensed Beverage Association, the Indiana Restaurant and Lodging Association, the Illinois Licensed Beverage Association, the Michigan Licensed Beverage Association, the Minnesota Licensed Beverage Association, the Ohio Licensed Beverage Association, the Pennsylvania Licensed Beverage Association, and the Tavern League of Colorado. We also provide insurance agents with continuing education on industry topics, such as liquor liability, kitchen fire prevention, and alcohol server training. For policyholders serving liquor, we provide certified alcohol server training as a value-added service and risk elimination/mitigation tool. Our employees are also regular panel speakers at local and national claims conferences.

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

Maintaining Our Financial Strength Ratings.

In June 2021, A.M. Best upgraded ICC’s financial strength rating to “A-“ from “B++” stable outlook. A key to achieving our goal of significant growth in our premiums written is maintaining an A.M. Best rating of “A-” or better. Increasing our capitalization and maintaining strong operating performance are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

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

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 24.0% of current direct premium was generated in Illinois for the year ended December 31, 2021.

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

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 25 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 25 years of experience in the insurance industry. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 33 years of insurance experience and 26 years of property and casualty underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 25 years’ experience in information technologies and 18 years’ experience in the insurance industry. Additionally, Julia B. Suiter, our Chief Legal Officer, has served with ICC since 2009 and has over 25 years’ experience in insurance defense and contract law. Kathleen S. Springer, our Chief Human Resources Officer, has served with ICC since 2008 and has over 25 years’ experience in benefits, compensation, and talent acquisition and more than 12 years’ experience in the insurance industry. As a group, our executive officers have on average more than 23 years’ experience in the property and casualty insurance industry.

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers’ compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2021, ICC had 6,088 BOP policies, 6,667 liquor liability policies, 1,959 workers’ compensation policies and 1,696 commercial umbrella policies. 91.2% of BOP policies and 96.4% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Marketing and Distribution

Our commercial insurance product is sold by over 186 independent insurance agents, also referred to as producers. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company.

~ 7 ~

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2021, one of our producers was responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 39.9% of direct premiums written.

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

Our competitive strategy in underwriting is:

•Maximize the use of available information acquired through a wide variety of industry resources.

•Allow our internal metrics and rating to establish risk pricing and use sound underwriting judgment for risk selection and pricing modification.

•Utilize our risk grading system, which combines both objective and subjective inputs, to quantify desirability of risks and improve our overall risk profile.

•Physically inspect most new insureds within the first 60 days of policy binding with our in-house loss control representatives. Our inspection consists of an extensive risk profile questionnaire and includes 25 to 100 electronic photos of the insured’s place of business. Inspections that demonstrate that a risk is not desirable is a basis for revoking coverage.

•Provide very high-quality service to our agents and insureds by responding quickly and effectively to information requests and policy submissions. Treat our agents as partners and have the same expectation of them.

Our underwriting department works in teams with each agent assigned to one of three teams. We underwrite our accounts by evaluating each risk with consistently applied standards. Each policy undergoes a thorough evaluation process prior to every renewal.

~ 8 ~

Our underwriting staff of 21 employees has an average of 18 years of insurance industry experience. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 33 years of insurance experience with 26 years of property and casualty underwriting experience.

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

Chief Legal Officer, Julia Suiter, provides oversight of our claims and legal departments. She has over 25 years’ experience in insurance defense litigation and contract law. Ms. Suiter, supervises a legal department staff that includes a Litigation Manager, a Litigation Counsel, a Paralegal, a Claims Manager and a claims staff of 17 employees with considerable years of experience in processing property and casualty insurance claims.

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

~ 9 ~

Reinsurance

In accordance with insurance industry practice, we reinsure a portion of our exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by us are reinsured with other insurance companies principally to:

•reduce net liability on individual risks;

•mitigate the effect of individual loss occurrences (including catastrophic losses);

•stabilize underwriting results;

•decrease leverage; and

•increase our underwriting capacity.

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. We expect 2022’s reinsurance spend to be slightly lower than 2021. For the year ended December 31, 2021, we ceded to reinsurers $11.0 million of written premiums, compared to $10.1 million of written premiums for the year ended December 31, 2020.

The chart below illustrates the 2022 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms following the chart):

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
Basket Coverage

Excess liability reinsurance that attaches once retained losses in combined property and casualty occurrences (i.e. those that involve BOP property and BOP liability, or Liquor Liability or Workers’ Compensation or Hired and Non-owned Auto) exceed $1 million.  If ICC has an occurrence where the combined property and casualty retention is greater than $1 million then the company would recover up to $1 million of loss in excess of that $1 million retention.  The basket coverage limits the Company’s retention in any one combined occurrence to $1 million and not the combined separate retentions provided for in the casualty reinsurance ($1.0 million), Workers’ Compensation reinsurance ($1.0 million), Hired and Non-owned Auto reinsurance ($750,000) and Property reinsurance ($750,000).

Casualty	For this chart, this refers to our Liquor Liability, BOP liability, Workers’ Compensation and any Umbrella policies.
Catastrophe	Reflects the sum of all individual losses directly resulting from any one occurrence, disaster, accident or loss or a series of occurrences, disasters, accidents or losses arising out of one event.
Free	Refers to the number of reinstatements available for reinsurance coverage. With this wording, each separate loss occurrence above the retention is covered by the treaty.
Inures	Our Workers’ Compensation reinsurance contracts are first applied to reduce the loss subject to the Casualty XOL contract and are said to inure to the benefit of the Casualty XOL contract.
MAOL	This reinsurance sublimit puts a cap on the maximum loss any one life/claimant can contribute to the reinsurance recoverable.
Per Risk	Reinsurance in which the reinsurance limit and our loss retention apply “per risk,” rather than per accident, per event, or in the aggregate.
Retention	The amount of loss and settlement expense retained by us either per occurrence on casualty losses or per risk on property claims.
WC	This is short for Workers’ Compensation.
XOL	This is short for Excess of Loss reinsurance coverage.
XS

This is short for Excess. For example, our Property per Risk tower has three separate contracts providing coverage. The top layer in that tower provides $7.0 million coverage for each risk for losses in excess of $5.0 million.

We retain the first $1.0 million of workers’ compensation losses. Losses in excess of the $1.0 million are covered under our casualty excess of loss program within the Casualty XOL Tower up to $6.0 million. Losses above the $6.0 million are then covered under the second workers’ compensation treaty through $11.0 million. Above $11.0 million, losses are covered under a workers’ compensation cover within the WC XOL Tower that provides $14.5 million in excess of $11.0 million. We have an additional cover that provides $10.0 million of coverage in excess of $25.5 million for nineteen direct policies issued by the Company.

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

~ 11 ~

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

The following table sets forth the largest amounts of loss and loss expenses unpaid and recoverable from reinsurers as of December 31, 2021:

	Losses and Settlement
	Expense Recoverable	Percentage of
	On Unpaid Claims (In thousands)	Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
Platinum Underwriters	$2,684	18.5%	A+
Hannover Rückversicherungs	1,932	13.3%	A+
Aspen Insurance UK Ltd	1,805	12.4%	A
Partner Reinsurance Company	1,496	10.3%	A+
Everest Reinsurance Company	1,163	8.0%	A+
Swiss Reinsurance	1,143	7.9%	A+
Endurance Reinsurance	852	5.9%	A+
Liberty Mutual Insurance Company	609	4.2%	A
Employers Mutual Casualty Company	341	2.3%	A
Toa Reinsurance Company	162	1.1%	A
Allied World Insurance Company	102	0.7%	A
All other reinsurers including anticipated subrogation	2,232	15.4%	A- or better
Total	$14,521	100.0%

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

~ 12 ~

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the period ended December 31, 2021
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	422	$6.77	$5.30	$1.48	$15.73
Commercial Multi-Peril (liability portion)	325	28.77	12.59	16.19	9.43
Workers' Compensation	156	7.87	4.46	3.41	3.08
Other Liability - occurrence	251	18.11	7.77	10.33	7.70
Total	1,154	$61.52	$30.12	$31.41	$35.94

[1]

Assumed reserves of $0.31 million are excluded from the Total Gross Reserves. Workers' Compensation ($0.28 million assumed reserve) and Umbrella Liability ($0.03 million assumed reserve) are the only lines of business that have assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2021 and 2020, prepared in accordance with GAAP.

(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	33,968	31,356
Prior years	732	1,206
Total incurred	34,700	32,562
Deduct: Loss and settlement expense payments for claims incurred:
Current year	14,740	13,054
Prior years	21,203	16,754
Total paid	35,943	29,808
Net unpaid losses and settlement expense - end of the period	47,314	48,556
Plus: Reinsurance recoverable on unpaid losses	14,521	13,020
Gross unpaid losses and settlement expense - end of the period	$61,835	$61,576

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2012 through 2021 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

~ 13 ~

As noted in the table below, since 2012 the Company has principally selected initial ultimate loss picks that have proven to be deficient over time.

(In thousands)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$35,976	$36,340	$38,795	$41,898	$40,702	$41,048	$44,714	$45,802	$48,556	$47,314
Cumulative amount of liability paid through:
One year later	12,188	12,509	14,088	17,686	16,841	17,122	17,311	16,737	21,203
Two years later	20,899	22,677	26,877	29,066	26,640	28,219	27,719	31,628	—
Three years later	27,481	29,923	34,742	35,548	34,275	34,955	37,237	—	—
Four years later	31,900	33,651	37,926	39,047	37,901	41,329	—	—	—
Five years later	33,842	35,207	39,452	40,592	41,614	—	—	—	—
Six years later	34,593	36,053	40,224	41,835	—	—	—	—	—
Seven years later	34,854	36,356	40,810	—	—	—	—	—	—
Eight years later	34,982	36,914	—	—	—	—	—	—	—
Nine years later	35,306	—	—	—	—	—	—	—	—
Liability estimated after:
One year later	35,113	36,765	38,237	40,417	39,667	42,525	44,839	46,993	49,288
Two years later	35,574	36,209	39,598	42,176	41,573	44,176	45,631	49,918	—
Three years later	35,379	36,766	41,569	42,294	43,011	45,156	47,963	—	—
Four years later	36,029	37,274	41,348	43,108	43,772	47,581	—	—	—
Five years later	35,744	36,958	41,519	43,155	45,310	—	—	—	—
Six years later	35,471	37,045	41,355	43,903	—	—	—	—	—
Seven years later	35,350	36,924	41,637	—	—	—	—	—	—
Eight years later	35,225	37,223	—	—	—	—	—	—	—
Nine years later	35,456	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency):
Gross liability - end of year	54,623	57,334	64,618	61,054	52,817	51,074	51,447	56,838	61,576	61,835
Reinsurance recoverable	18,647	20,994	25,823	19,156	12,115	10,030	6,736	11,036	13,020	14,521
Net liability - end of year	35,976	36,340	38,795	41,898	40,702	41,044	44,711	45,802	48,556	47,314

Gross re-estimated liability - latest	56,391	58,883	68,520	62,013	56,764	56,467	56,982	60,855	64,271
Re-estimated reinsurance recoverables - latest	20,935	21,660	26,883	18,110	11,454	8,886	9,019	10,937	14,983
Net re-estimated liability - latest	35,456	37,223	41,637	43,903	45,310	47,581	47,963	49,918	49,288

Gross cumulative redundancy (deficiency)	(1,768)	(1,549)	(3,902)	(959)	(3,947)	(5,393)	(5,535)	(4,017)	(2,695)
Net cumulative redundancy (deficiency)	520	(883)	(2,842)	(2,005)	(4,608)	(6,537)	(3,252)	(4,116)	(732)

~ 14 ~

 Investments

Our investments in debt are classified as available for sale (AFS) and are carried at fair value with unrealized gains and losses reflected as a component of comprehensive earnings and equity net of deferred taxes. Our investment in equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings. The goal of our investment activities is to complement and support our overall mission. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile.

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

In addition to any investments prohibited by the insurance laws and regulations of Illinois and any other applicable states, our investment policy prohibits the following investments and investing activities:

•short sales;

•purchase of securities on margin;

•hedge funds;

•derivatives;

•investment in commodities;

•mortgage derivatives such as inverse floaters, interest only strips and principal only strips;

•options, puts and futures contracts;

•private placements; and

•non-U.S. dollar denominated securities.

Our board of directors developed our investment policy and reviews the policy periodically. Exceptions to prohibitions discussed above are allowed with express written authority of the board of directors investment committee, but under no circumstance may such exception exceed 5% of our invested assets.

Our investment portfolio is managed by two independent third party firms.

The following table sets forth information concerning our investments in available for sale (AFS) securities, as of December 31:

	2021
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,352	$1,346
MBS/ABS/CMBS	40,712	41,024
Corporate	38,960	41,207
Municipal	20,905	22,032
Redeemable preferred stock	216	233
Total AFS securities	$102,145	$105,842

	2020
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,353	$1,385
MBS/ABS/CMBS	40,509	41,743
Corporate	39,187	43,581
Municipal	17,489	18,789
Redeemable preferred stock	216	242
Total AFS securities	$98,754	$105,740

~ 15 ~

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P), as of December 31:

	2021		2020
Rating[1]	Estimated Fair Value (In thousands)	Percent of Total[2]	Estimated Fair Value (In thousands)	Percent of Total[2]
AAA	$25,582	24.2%	$25,272	23.9%
AA	33,975	32.1%	31,934	30.2%
A	26,619	25.2%	29,079	27.5%
BBB	17,686	16.7%	17,553	16.6%
BB	1,980	1.9%	1,902	1.8%
Total	$105,842	100.0%	$105,740	100.0%

[1]The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

[2]Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities, as of December 31, 2021. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$2,104	$2,139
One through five years	17,161	17,834
Five through ten years	14,902	15,662
Greater than ten years	27,050	28,950
MBS/ABS	40,712	41,024
Redeemable preferred stock	216	233
Total debt securities	$102,145	$105,842

[1]Debt securities are carried at fair value in our financials statements

At December 31, 2021, the average maturity of our fixed maturity investment portfolio was 9.39 years and the average duration was 5.54 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

Our average cash and invested assets, net investment income and return on average cash and invested assets, for the years ended December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020
Average cash and invested assets	$140,677	$127,158
Net investment income	3,414	3,498
Return on average cash and invested assets	2.4%	2.8%

~ 16 ~

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns a “A-” (Excellent) rating to ICC. This rating is the fourth highest out of 15 rating classifications. The next rating evaluation by A.M. Best is occurring on April 28, 2022 and therefore the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated “A-” are considered by A.M. Best to have “an excellent ability to meet their ongoing insurance obligations.” The rating evaluates the claims paying ability of a company, and is not a recommendation on the merits of an investment in our common stock.

In evaluating a company’s financial and operating performance, A.M. Best reviews:

•the company’s profitability, leverage and liquidity;

•its book of business;

•the adequacy and soundness of its reinsurance;

•the quality and estimated fair value of its assets;

•the adequacy of its reserves and surplus;

•its capital structure;

•the experience and competence of its management; and

•its marketing presence.

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

Competition

Given our exclusive focus on providing insurance products and services for the food and beverage industry, the market conditions for our business and, accordingly, our competition, varies geographically based upon the states in which we operate and also by the segment of the food and beverage industry (e.g., bars versus fine dining). In some states (Illinois, Iowa, Minnesota and Wisconsin) competition is primarily from Midwest based regional carriers with products targeting the food and beverage industry, such as Society Mutual Insurance Company, Badger Mutual Insurance Company, Midwest Family Mutual Insurance Company, SPRISKA and West Bend Mutual Insurance Company. We have experienced increased competition in Missouri from larger regional and national insurance companies without a focus on the food and beverage industry (such as Allied Insurance Company, Auto-Owners Insurance Company and Travelers Insurance Company) and excess and surplus line insurance companies (such as EverGuard Insurance Services, Inc. and Lloyd’s of London). In our eastern most states of Michigan, Ohio and Pennsylvania, the primary competitors are well established national carriers with a strong presence in those states such as Auto Owners, Erie and Cincinnati. In our most western states of Arizona and Colorado, we have found market opportunities initially due to a lack of strong regional competition. Competition has increased in Colorado as both Society Mutual and SPRISKA have entered the state. SPRISKA has also entered Arizona, however, it is not a strong competitor in our niche within that state. When evaluating the franchise and fine dining segment of the food and beverage industry, we compete with national insurance carriers, such as Allied Insurance Company, Travelers Insurance Company and The Hartford Insurance Company. For risks with greater alcohol and entertainment exposures, competition for liquor liability comes from primarily excess and surplus lines companies such as USLI and Conifer.

~ 17 ~

Despite significant competition, we believe we continue to maintain strong market share.

	Number of Eating and Drinking Places in 2021	Number of Locations Insured by ICC at December 31, 2021	Approximate Market Share (%)
Arizona	10,281	493	4.8%
Colorado	12,031	1,169	9.7%
Illinois	25,488	3,832	15.0%
Iowa	6,285	2,460	39.1%
Indiana	12,196	952	7.8%
Kansas	5,328	148	2.8%
Michigan	16,543	541	3.3%
Minnesota	10,681	1,721	16.1%
Missouri	11,200	1,690	15.1%
Ohio	22,547	923	4.1%
Pennsylvania	26,548	280	1.1%
Wisconsin	12,796	369	2.9%
Total	171,924	14,578	8.5%

Source: National Restaurant Association; ICC

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

As of December 31, 2021, we had 89.5 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

~ 18 ~

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

Examinations

Examinations are conducted by the Illinois Department of Insurance every three to five years. The Illinois Department of Insurance’s last examination of ICC was in November 2017 covering the period from 2012-2016. The report from this exam became available to other states or the public on May 16, 2018. The 2016 examination did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on our operations. We expect our next examination to take place in 2022, covering the periods 2017-2021.

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

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During the years ended December 31, 2021 and 2020, ICC did not receive inquiries from regulators on results for any of the IRIS tests.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2021 and 2020, we incurred $18,000 and recovered $11,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Terrorism Risk Insurance Act of 2002

In January 2015 and December 2019, Congress passed the Terrorism Risk Insurance Program Reauthorization Act of 2015 and 2019, respectively, which amended and extended the Terrorism Insurance Program through December 31, 2027. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 80% of covered terrorism losses exceeding a prescribed deductible. The act limits an insurer’s exposure to certified terrorist acts (as defined by the Act) to the prescribed deductible amount. The insurance industry’s aggregate deductible is $41.7 billion in 2021. Each insurer’s deductible is capped at 20% of the insurer’s direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

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

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2021, the amount available for payment of dividends by ICC in 2021 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

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

ICC holds a financial strength rating of “A-“ (Excellent) by A.M. Best, the fourth highest rating out of 15 rating classifications. Our upcoming evaluation by A.M. Best will occur on April 28, 2022, with the ratings from this evaluation being released thereafter. Our most recent prior evaluation occurred on April 28, 2021, when A.M. Best assigned its outlook as stable for ICC’s issuer credit rating, and upgraded its financial strength rating to “A-“ from “B++” (Good) and upgraded its issuer credit rating to “a-“ from “bbb+”. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings is an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See Item 1. Business — A.M. Best Rating.

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

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment gains of $983,000 and net realized investment losses of $(245,000) for the years ended December 31, 2021 and December 31, 2020, respectively. Our investments will be subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information About Market Risk.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

For the year ended December 31, 2021, approximately 24.0% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

Our ability to properly estimate reserves related to tornados and storms can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties, and the nature of the information available to establish the reserves. These complex factors include, but are not limited to the following:

•determining whether damages were caused by flooding versus wind;

•evaluating general liability and pollution exposures;

•the impact of increased demand for products and services necessary to repair or rebuild damaged properties;

•infrastructure disruption;

•fraud;

•the effect of mold damage;

•business interruption costs; and

•reinsurance collectability.

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

Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•rising levels of actual costs that are not known by companies at the time they price their products;

•volatile and unpredictable developments, including man-made and natural catastrophes;

•changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and

•fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses.

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

We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. We regularly review our reserve estimate protocols and our overall amount of reserves. We review historical data and consider the impact of various factors such as:

•trends in claim frequency and severity;

•information regarding each claim for losses;

•legislative enactments, judicial decisions and legal developments regarding damages; and

•trends in general economic conditions, including inflation.

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

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2021, we ceded 15.4% of our direct written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A-” (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

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

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. We had one producer that was responsible for more than 5% of our direct premiums written. This producer accounted for $6.55 million or approximately 9.2% of our direct premiums written in 2021. No other producer accounted for more than 5% of our 2021 direct premiums written. If we experience a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

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

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. For the year ended December 31, 2021, approximately 24.0% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•approval of policy forms and premium rates;

•standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;

•classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;

•licensing of insurers and their producers;

~ 26 ~

•advertising and marketing practices;

•restrictions on the nature, quality and concentration of investments;

•assessments by guaranty associations and mandatory pooling arrangements;

•restrictions on the ability to pay dividends;

•restrictions on transactions between affiliated companies;

•restrictions on the size of risks insurable under a single policy;

•requiring deposits for the benefit of policyholders;

•requiring certain methods of accounting;

•periodic examinations of our operations and finances;

•claims practices;

•prescribing the form and content of reports of financial condition required to be filed; and

•requiring reserves for unearned premiums, losses and other purposes.

The Illinois Department of Insurance also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. Our last examination by the Illinois Department of Insurance was in November 2017. We expect our next examination to take place in 2022.

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

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the liquor liability sector of the insurance industry, replacing key employees in that line of our business could be challenging. Our key officers include: Arron K. Sutherland, our President and Chief Executive Officer, Michael R. Smith, our Vice President – Chief Financial Officer, Norman D. Schmeichel, our Vice President – Chief Information Officer, Howard J. Beck, our Vice President – Chief Underwriting Officer, Julia B. Suiter, our Chief Legal Officer, and Kathleen S. Springer, our Chief Human Resources Officer. These key officers have an average of more than 23 years of experience in the property and casualty insurance industry.

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

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Acts of 2015 and 2019, is effective through December 31, 2027. Prior to the act, insurance coverage from private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States (in consultation with the Secretary of Homeland Security) and that exceed $200 million in any year will be reimbursed by the federal government subject to a limit of $100 billion. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year, up to the insurer’s proportionate share of the $100 billion. Our deductible is approximately $12.93 million for 2021. For losses in excess of the deductible, the federal government will reimburse 80% of the insurer’s loss.

~ 28 ~

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2021, we participated in mandatory pooling arrangements in four states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

~ 29 ~

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as applicable to emerging growth companies, which requires management to assess the effectiveness of internal controls. As described in Item 9A of Part II of this Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2021. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

Collectively, the three investors who purchased shares from us pursuant to investment agreements (the Clinton-Flood Purchasers, Rock Island Investors, LLC, and Tuscarora Wayne) own or exercise voting and investment control of 1.0 million of our shares, or 29.0% of our outstanding common stock. Pursuant to their respective purchase agreement, each investor has agreed to, among other things, vote as recommended by our board of directors (subject to limited exceptions), agree to a standstill provision, including from purchasing shares of our common stock except as provided by a contractual preemptive right, for up to seven years, agreed to restrictions on their respective ability to sell their shares of our common stock.

If and for so long as an investor beneficially owns two percent (2.0%) or more of the shares of our common stock and a standstill termination event has not occurred, the investor shall generally vote and cause to be voted all shares of common stock beneficially owned by such investor (a) for persons nominated and recommended by ICC Holdings’ Board of Directors for election as directors of ICC Holdings’ Board of Directors and against any person nominated for election as a director by any other person or entity, and (b) as directed or recommended by ICC Holdings’ Board of Directors with respect to any proposal presented at any meeting of ICC Holdings’ shareholders, including, but not limited to (i) the entire slate of directors recommended for election by the ICC Holdings’ Board of Directors to the shareholders of ICC Holdings at any meeting of ICC Holdings’ shareholders at which any directors are elected, (ii) any shareholder proposal submitted for a vote at any meeting of ICC Holdings’ shareholders, and (iii) any proposal submitted by ICC Holdings for a vote at any meeting of ICC Holdings’ shareholders relating (A) to the appointment of ICC Holdings’ accountants, or (B) an equity compensation plan of ICC Holdings and/or any material revisions thereto. This provision may have the effect of entrenching our board of directors and management team and may deprive a shareholder of the opportunity to sell shares to potential acquirers at a premium over prevailing prices. As a result, other shareholders may be prevented from affecting matters involving our company, including:

•the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•any determinations with respect to mergers or other business combinations;

•our acquisition or disposition of assets; and

•our corporate financing activities.

~ 30 ~

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

For so long as an investor beneficially owns two percent (2.0%) or more of the issued and outstanding shares of our common stock, these standstill provisions will continue until the earliest of (a) the seventh anniversary of the closing of the offering, or (b) the date on which ICC Holdings includes a balance sheet in a filing with the SEC in which its “adjusted shareholders’ equity” at the end of such fiscal quarter is less than 85% of the “starting shareholders’ equity”. We received gross proceeds of $29.1 million in the offering, using information as of December 31, 2021 as the starting shareholders’ equity, the adjusted shareholders equity would have to be $9.5 million lower in order to trigger a termination of the standstill provisions. Following the expiration of the standstill and other provisions, if these investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

Our Employee Stock Ownership Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

As of December 31, 2021, our ESOP holds 10.6% of our outstanding shares of common stock, with such shares acquired with funds borrowed from us prior to the expiration of our IPO. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was $3.5 million. The loan will be repaid over a fifteen year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

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

The price of shares of our common stock may decline for many reasons, some of which are beyond our control, including among others:

•Capital market conditions generally;

•quarterly variations in our results of operations;

•changes in expectations as to our future results of operations, including financial estimates by securities analysts and investors;

•announcements by third parties of claims against us;

•changes in law and regulation;

•results of operations that vary from those expected by investors; and

•future sales of shares of our common stock.

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

Our articles of incorporation and bylaws also contain provisions that may discourage a change in control. These provisions include:

•a prohibition on a person, including a group acting in concert, from acquiring voting control of more than 10% of our outstanding stock without prior approval of the board of directors;

•a classified board of directors divided into three classes serving for successive terms of three years each;

•the prohibition of cumulative voting in the election of directors;

•the requirement that nominations for the election of directors made by shareholders and any shareholder proposals for inclusion on the agenda at any annual meeting must be made by notice (in writing) delivered or mailed to us not less than 90 days prior to the meeting;

•the prohibition of shareholders’ action without a meeting and of shareholders’ right to call a special meeting;

•unless otherwise waived by the board of directors, to be elected as a director, a person must be a shareholder of ICC Holdings, Inc. for the lesser of one year or the time that has elapsed since the completion of the conversion;

•the requirement imposing a mandatory tender offering requirement on a shareholder that has a combined voting power of 25% or more of the votes that our shareholders are entitled to cast;

~ 32 ~

•the requirement that certain provisions of our articles of incorporation can only be amended by an affirmative vote of shareholders entitled to cast at least 80% of all votes that shareholders are entitled to cast, unless approved by an affirmative vote of at least 80% of the members of the board of directors; and

•the requirement that certain provisions of our bylaws can only be amended by an affirmative vote of shareholders entitled to cast at least 66 2/3%, or in certain cases 80%, of all votes that shareholders are entitled to cast.

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

~ 33 ~

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

~ 34 ~

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 225 20th Street, Rock Island, Illinois. We own this approximately 24,000 square foot facility. We also own and operate investment property comprising of one storage facility in Davenport, Iowa and 52 rental units consisting of duplexes, condos, senior living units, and a seven-plex property. These rentals are located in Colona, Illinois; East Moline, Illinois; Kissimmee, Florida; Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. In addition, we own and operate twelve single-family homes located in Colona, Illinois; East Moline, Illinois; Rock Island, Illinois; and Silvis, Illinois.

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

•our ability to expand geographically;

•the effects of weather-related and other catastrophic events;

•the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business, especially changes with respect to laws, regulations and judicial decisions relating to liquor liability;

•our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;

•the impacts of negative social media and the cancel culture;

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

•the potential impact on our reported net earnings that could result from the adoption of future auditing or accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

•unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

~ 36 ~

•adverse litigation or arbitration results; and

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

~ 37 ~

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ICCH.” As of March 10, 2022, there were approximately 139 registered holders of the Company’s common stock. A substantially greater number of holders of the Company's common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The following table provides information related to equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	46,111	—	(1)	432,189
Equity compensation plans not approved by security holders	—	—		—
Total	46,111	—		432,189

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

~ 38 ~

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
October 1 – October 31, 2021	664	$16.87	664	$2,673,581
November 1 – November 30, 2021	1,109	16.98	1,109	$2,654,750
December 1 – December 31, 2021	336	17.04	336	$2,649,025
Total	2,109	$16.86	2,109

(1)

In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, for each year respectively, with no expiration date. The authorization is in addition to the existing share repurchase program.

~ 39 ~

Item 6. Selected Financial Data

Not applicable. The financial disclosures made available within this Form 10-K are meant to compare the fiscal periods ended December 31, 2021 and December 31, 2020. Financial information for prior periods can be found in the corresponding, previously filed Form 10-K and Form 10-Q’s.

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

For the year ended December 31, 2021, we had direct written premiums of $71.1 million, net premiums earned of $53.9 million, and net earnings of $4.1 million. For the year ended December 31, 2020, we had direct premiums written of $59.0 million, net premiums earned of $49.7 million, and net earnings of $3.5 million. At December 31, 2021, we had total assets of $200.0 million and equity of $74.7 million. At December 31, 2020, we had total assets of $183.9 million and equity of $72.7 million.

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

Equity Securities—Equity securities include common stock, mutual funds, and non-redeemable preferred stock. Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings.

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

The Company regularly evaluates its fixed income securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

•The extent to which the fair value is less than cost,

•The assessment of significant adverse changes to the cash flows on a fixed income investment,

•The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value,

•The probability that the Company will recover the entire amortized cost basis of the fixed income securities prior to maturity, or

•The ability and intent to hold fixed income securities until maturity.

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

Loss Development Methods (Paid and Incurred Loss and Settlement Expense) - Loss development ultimates are determined by multiplying current reported values by cumulative loss development factors. Incremental loss development factors are determined by analyzing historical development of losses and assuming that future development will mimic historical. Cumulative development factors are calculated from the selection of incremental factors.

This method is also applied to incurred settlement expense to incurred loss ratios and paid settlement expense to paid loss ratios to estimate ultimate settlement expense.

Loss development methods are particularly appropriate when historical loss development patterns have been relatively stable and can be predicted with reasonable accuracy.

Expected Loss Ratio Method - The expected loss ratio method applies a selected ultimate loss ratio to premium to determine ultimate losses and settlement expenses. Expected loss ratios for 2007 and prior were selected based on the results of the loss development methods discussed above, industry experience, actual loss experience of ICC to date and general industry conditions. Beginning with 2008, expected loss ratios have been calculated based on the prior expected loss ratios, rate changes and loss trend.

Bornhuetter-Ferguson (B-F) Methods (Paid and Incurred Loss) - The Loss Development Methods rely heavily on data as of the most recent evaluation date, and a relatively small swing in early reported (or paid) losses may result in a large swing in the ultimate loss projections. Therefore, other methods may also be considered.

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

~ 45 ~

A&OE Method - In 2012, we implemented a new approach to reserving for unpaid Adjusting & Other Expenses (A&OE). This method is referred to as the “Wendy Johnson Method” where historical A&OE payments are measured against certain claim units to develop an average rate for projecting into future years. These claim units are defined as a means of measuring the overall level of claim activity in a year as follows:

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

~ 46 ~

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2021 and 2020.

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

~ 47 ~

The following summarizes our results for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Premiums

Direct premiums written grew by $12,110,000, or 20.5%, primarily due to our insureds’ businesses being open substantially all year long in 2021 in contrast to business closures brought on by COVID-19 in 2020, and net written premium increased by $11,163,000, or 22.8%, during the same period. Net premiums earned grew by $4,204,000, or 8.5%.

For the years ended December 31, 2021 and 2020, we ceded to reinsurers $10,854,000 and $10,080,000 of earned premiums, respectively. Ceded earned premiums as a percent of direct premiums written were 15.3% in 2021, and 17.1% in 2020.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Other income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin. Other income increased by $580,000, or 251.1%, in 2021 as compared to 2020 primarily as a result of a decrease in premiums written off and the addition of Katkin in the fourth quarter of 2021.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	33,968	31,356
Prior years	732	1,206
Total incurred	34,700	32,562
Deduct: Loss and settlement expense payments for claims incurred:
Current year	14,740	13,054
Prior years	21,203	16,754
Total paid	35,943	29,808
Net unpaid losses and settlement expense - end of the period	47,314	48,556
Plus: Reinsurance recoverable on unpaid losses	14,521	13,020
Gross unpaid losses and settlement expense - end of the period	$61,835	$61,576

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

~ 48 ~

For calendar year 2021, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business relating to Businessowners Property 2020 accident year claims and Businessowners Liability 2017 accident year claims, respectively. These adverse developments were largely offset by favorable development in Workers’ Compensation 2020 accident year claims.

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

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $2,295,000, or 12.4%. The primary drivers for this change were an increase in commissions along with positive earned premium growth.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other expenses.

Our expense ratio increased 135 basis points from 37.29% to 38.64% for the year ended December 31, 2021 as compared to 2020.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $82,000, or 12.9%, in 2021 as compared to 2020.

Investment Income

Our investment portfolio consisted of 80.0% and 86.6% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2021 and 2020, respectively. The remainder of the portfolio is comprised of rental real estate, perpetual preferred stock and common stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income decreased by $84,000 for the year ended December 31, 2021 as compared to 2020. The slight decline in net investment income for the twelve months ended December 31, 2021, was driven primarily by a reduction in equity security dividend income. Average invested assets for 2021 were $140,677,000 compared to $127,158,000 for 2020, an increase of $13,519,000, or 10.6%.

For additional information, see Item 1. Business — Investments above.

Interest Expense

Interest expense increased to $235,000 for the year ended December 31, 2021 from $208,000 for the year ended December 31, 2020, reflecting the cost of the new $5.0 million FLHB loan agreement entered into in 2021.

Income Tax Expense

We reported income tax expense of $815,000 in 2021, as compared to $1,047,000 in 2020. Total income tax expense decreased in 2021 primarily due to a favorable prior year tax true-up offset in part by an increase in taxes from 2021’s higher taxable earnings.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~ 49 ~

Financial Position

The following summarizes our financial position as of December 31, 2021 and December 31, 2020.

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2021	2020
Case reserves	$26,309	$27,901
IBNR reserves	21,005	20,655
Net unpaid losses and settlement expense	47,314	48,556
Reinsurance recoverable on unpaid loss and settlement expense	14,521	13,020
Reserves for unpaid loss and settlement expense	$61,835	$61,576

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2021 and 2020.

As of December 31, 2021

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,223	$18,540	$37,763
Property	3,018	(558)	2,460
Other	4,068	3,023	7,091
Total net reserves	26,309	21,005	47,314	$41,980	$49,737
Reinsurance recoverables	4,002	10,519	14,521	12,932	17,112
Gross reserves	$30,311	$31,524	$61,835	$54,912	$66,849

As of December 31, 2020

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,019	$17,661	$36,680
Property	4,075	(39)	4,036
Other	4,807	3,033	7,840
Total net reserves	27,901	20,655	48,556	$42,860	$50,780
Reinsurance recoverables	5,281	7,739	13,020	10,962	14,742
Gross reserves	$33,182	$28,394	$61,576	$53,822	$65,522

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

~ 50 ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the years ended December 31, 2021 and 2020, we experienced adverse development of $732,000 and $1,206,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2020 at $48,556,000. As of December 31, 2021, that amount was re-estimated at $49,288,000, which is $732,000, or 1.5%, higher than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (11.3)% to 5.1%. As shown in the table below, since 2016 the variance in our originally estimated accident year loss reserves has ranged from (4.4)% deficient to 7.0% redundant as of December 31, 2021.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2016	2017	2018	2019	2020
As originally estimated	$25,619	$29,801	$29,762	$33,564	$31,356
As estimated at December 31, 2021	26,741	30,689	27,955	34,551	29,162
Net cumulative (deficiency) redundancy	$(1,121)	$(888)	$1,807	$(987)	$2,194
% (deficiency) redundancy	(4.4)%	(3.0)%	6.1%	(2.9)%	7.0%

~ 51 ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2021		2020
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$41,980	5.6%	$42,860	6.2%
Recorded	47,314	0.0%	48,556	0.0%
High End	49,737	(2.6)%	50,780	(2.4)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially-determined range as of December 31, 2021, the loss and settlement expense reserves would increase by $2,423,000 before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2021 by $1,914,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2021, the net loss and settlement expense reserves at December 31, 2021 would be reduced by $5,334,000 with corresponding increases in net earnings and equity of $4,214,000.

Investments

Debt securities are classified as available-for-sale (AFS) and reported at fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our AFS investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased about $2.1 million from a gain of $4,394,000 at the end of 2020 to a gain of $2,247,000 at the end of 2021. This sharp decrease in unrealized gains was driven by an increase in Treasury rates. In 2021, 5 year Treasury rates increased 90 bps and 10 year Treasury rates increased 60 bps. As a result of this rate move, Corporate bond prices dropped causing the unrealized gain position to worsen.

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased from $1,300,000 at the end of 2020 to $1,127,000 at the end of 2021, a decrease of $0.17 million. This stability in the unrealized position was driven by two factors. Treasury rates rose during the year, which had a negative impact on Municipal prices. However, this was mostly offset by spread tightening in the Municipal sector throughout the year. This spread tightening was driven by a number of factors, most notably investor concerns about the potential for higher tax rates and an influx of cash into Municipal coffers from the fiscal stimulus package.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$391	$(9)	$292	$(8)	$683	$(17)
MBS/ABS/CMBS	20,404	(244)	1,124	(52)	21,528	(296)
Corporate	6,428	(162)	995	(26)	7,423	(188)
Municipal	2,676	(19)	269	(4)	2,945	(23)
Total temporarily impaired fixed maturity securities	$29,899	$(434)	$2,680	$(90)	$32,579	$(524)

~ 52 ~

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$299	$(1)	$—	$—	$299	$(1)
MBS/ABS/CMBS	7,120	(116)	2,010	(17)	9,130	(133)
Corporate	1,740	(35)	—	—	1,740	(35)
Municipal	757	(16)	—	—	757	(16)
Total temporarily impaired fixed maturity securities	$9,916	$(168)	$2,010	$(17)	$11,926	$(185)

The unrealized losses as of December 31, 2021 and 2020 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

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

There were no other-than-temporary impairment losses recognized in net earnings during the years ended December 31, 2021 and 2020. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at December 31, 2021 and December 31, 2020, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

~ 53 ~

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2021 and 2020, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2021 and December 31, 2020, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Deferred acquisition costs	$6,539	$5,430
Unearned premium reserves	36,212	29,789

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

We had a net deferred tax liability of $955,000 and $1,231,000 at December 31, 2021 and 2020, respectively. A valuation allowance is required to be established for any portion of a deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2021 and 2020, we had no valuation allowance with respect to a deferred tax asset.

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

As of December 31, 2021 and 2020, we had no material unrecognized tax benefits or accrued interest and penalties. Periods still subject to Internal Revenue Service (IRS) audit include 2018 through the current year. There are currently no open tax exams. The tax return related to the year ended December 31, 2021 has not yet been filed.

Other Assets

As of December 31, 2021 and 2020, other assets totaled $1,344,000 and $1,308,000, respectively. These balances include Corporate Owned Life Insurance policies on Arron K. Sutherland, President and Chief Executive Officer, and Norman D. Schmeichel, Vice President – Chief Information Officer.

Outstanding Debt

As of December 31, 2021 and 2020, outstanding debt balances totaled $18,455,000 and $13,466,000, respectively. The average rate on remaining debt was 1.3% and 1.6% as of December 31, 2021 and 2020, respectively.

~ 54 ~

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan.

In response to COVID-19, the Company obtained in March 2020 and May 2020 a $6.0 million and $4.0 million loan, respectively, from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The Company’s $4.0 million loan matured on May 3, 2021 and, on this date, a new $4.0 million FHLBC loan became effective. In addition, the Company entered into a one year, $5.0 million FHLBC loan on May 28, 2021. See Note 5 – Debt of this Form 10-K for more information.

Revolving Line of Credit

We maintained a revolving line of credit with a commercial bank, which permitted borrowing up to an aggregate principal amount of $1.75 million. This facility was entered into during 2013 and expired August 2020. The line of credit was priced at 30-day LIBOR plus 2% with a floor of 3.5%. In order to secure the lowest rate possible, the Company pledged marketable securities not to exceed $5.0 million in the event the Company would draw down on the line of credit. There were no financial covenants governing this agreement.

Effective August 3, 2020, the Company replaced its expired line of credit with a $2.0 million revolving line of credit with another commercial bank, which renews annually and has a current expiration date of July 2022. This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. There are no financial covenants governing this agreement.

There was no interest paid on these lines of credit during the years ended December 31, 2021 and December 31, 2020.

Other Liabilities

As of December 31, 2021 and December 31, 2020, other liabilities totaled $1,031,000 and $1,291,000, respectively. The decrease in other liabilities relates primarily to $210,000 of investment purchases that were pending settlement as of year-end December 31, 2020.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $294,000 and $295,000 to the ESOP during the twelve months ended December 31, 2021 and 2020.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2021, we recognized compensation expense of $270,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2021. Of the 23,437 shares committed to be released, 1,926 shares were committed on December 31, 2021 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized compensation expense of $283,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2020. Of the 23,437 shares committed to be released, 1,985 shares were committed on December 31, 2020 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2020. The fair value of the unearned ESOP shares as of December 31, 2021 and December 31, 2020 was $3,926,000 and $3,687,000, respectively.

~ 55 ~

Restricted Stock Units

RSUs were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020 and April 2021. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

As of December 31, 2021, 11,700, 13,071, 18,040 and 15,000 RSUs have been granted at a fair market value of $15.10, $13.70, $11.03 and $14.78, respectively. As of December 31, 2020, 11,700, 13,071 and 18,040 RSUs have been granted at a fair market value of $15.10, $13.70 and $11.03 per share, respectively. We recognized $187,000 and $172,000 of expense on these units in the twelve months ended December 31, 2021 and 2020, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $255,000 and $224,000 as of December 31, 2021 and 2020, respectively, which is recognized over the remainder of the three year vesting periods.

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

Cash flows from continuing operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$5,312	$1,613
Net cash used in investing activities	(12,155)	(13,111)
Net cash provided by financing activities	4,851	11,470
Net decrease in cash and cash equivalents	$(1,992)	$(28)

The Parent Company’s principal source of liquidity is dividend payments and other fees received from ICC, Beverage Insurance Agency Inc., Katkin and ICC Realty, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from ICC in 2022 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2021 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid dividends of $800,000 and $500,000 to ICC Holdings, Inc. in April 2021 and March 2020, respectively.

As of December 31, 2021, the Company has received 1,296 claims for business interruption related to COVID-19. This count has not changed since the period ended March 31, 2021. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

The actual timing of gross loss and loss adjustment expense payments is unknown and therefore timing estimates are based on historical experience and the expectations of future payment patterns.

~ 56 ~

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

~ 57 ~

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

The average maturity of the debt securities in our investment portfolio at December 31, 2021, was 9.39 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third party investment managers.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2021
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,404)	$95,438
100 basis point increase	(5,377)	100,465
No change	—	105,842
100 basis point decrease[1]	4,392	110,234
200 basis point decrease[1]	7,218	113,060

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

~ 58 ~

Impact of Inflation

Inflation increases our customers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premium levels before the amounts of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. The Company has positively adjusted its rates over the last two years in an effort to offset the potentially negative impact of rising inflation.

~ 59 ~

Item 8. Financial Statements and Supplementary Data

~ 60 ~

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders

ICC Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICC Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedules listed in Item 15 of the Company’s Form 10-K (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as ICC Holdings, Inc. and Subsidiaries’ auditor since 2019.

Park Ridge, IL

March 30, 2022

~ 61 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2021	2020
Assets
Investments and cash:
Fixed maturity securities (amortized cost of $102,145,223 at 12/31/2021 and $98,753,027 at 12/31/2020)	$105,841,543	$105,740,566
Common stocks at fair value	23,608,197	14,724,814
Preferred stocks at fair value	2,780,450	1,683,892
Other invested assets	3,086,568	1,772,867
Property held for investment, at cost, net of accumulated depreciation of $464,713 at 12/31/2021 and $465,364 at 12/31/2020	5,509,114	5,399,826
Cash and cash equivalents	4,606,378	6,598,842
Total investments and cash	145,432,250	135,920,807
Accrued investment income	659,413	660,793
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $100,000 at 12/31/2021 and $150,000 at 12/31/2020	27,199,804	23,506,171
Ceded unearned premiums	967,022	860,905
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 12/31/2021 and 12/31/2020	14,521,219	13,019,865
Income taxes - current	195,694	372,986
Deferred policy acquisition costs, net	6,538,844	5,429,620
Property and equipment, at cost, net of accumulated depreciation of $6,243,055 at 12/31/2021 and $6,079,728 at 12/31/2020	3,144,218	2,860,331
Other assets	1,343,504	1,307,794
Total assets	$200,001,968	$183,939,272
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$61,834,809	$61,575,666
Unearned premiums	36,212,266	29,788,834
Reinsurance balances payable	1,368,294	371,195
Corporate debt	18,455,342	13,465,574
Accrued expenses	5,441,611	3,472,511
Income taxes - deferred	954,862	1,231,271
Other liabilities	1,030,870	1,290,532
Total liabilities	125,298,054	111,195,583
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,155,399)	(3,153,838)
Additional paid-in capital	32,965,136	32,780,436
Accumulated other comprehensive earnings, net of tax	2,920,027	5,520,091
Retained earnings	44,282,895	40,140,115
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,343,745)	(2,578,115)
Total equity	74,703,914	72,743,689
Total liabilities and equity	$200,001,968	$183,939,272

1 Par value $0.01; authorized: 2021 – 10,000,000 shares and 2020 – 10,000,000 shares; issued: 2021 – 3,500,000 and 2020 – 3,500,000 shares; outstanding: 2021 –3,291,852 and 2020 –3,291,125 shares.

2 2021 – 208,875 shares and 2020 – 203,811 shares

3 2021 –234,374 shares and 2020 –257,811 shares

See accompanying notes to consolidated financial statements.

~ 62 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

	For the Twelve-Months Ended
	December 31,
	2021	2020
Net premiums earned	$53,893,020	$49,689,202
Net investment income	3,414,408	3,497,702
Net realized investment gains (losses)	982,547	(245,323)
Net unrealized gains on equity securities	2,801,991	2,167,417
Gain on extinguishment of debt	—	1,641,299
Other income (loss)	348,709	(231,024)
Consolidated revenues	61,440,675	56,519,273
Losses and settlement expenses	34,699,543	32,561,988
Policy acquisition costs and other operating expenses	20,824,900	18,529,446
Interest expense on debt	235,001	207,719
General corporate expenses	723,350	641,763
Total expenses	56,482,794	51,940,916
Earnings before income taxes	4,957,881	4,578,357
Income tax expense:
Current	400,355	537,078
Deferred	414,747	509,915
Total income tax expense	815,102	1,046,993
Net earnings	$4,142,779	$3,531,364

Earnings per share:
Basic:
Basic net earnings per share	$1.36	$1.17
Diluted:
Diluted net earnings per share	$1.35	$1.16

Weighted average number of common shares outstanding:
Basic	3,047,433	3,027,903
Diluted	3,065,025	3,041,898

Net earnings	$4,142,779	$3,531,364
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on fixed maturity securities:
Unrealized holding (losses) gains arising during the period, net of income tax (benefit) expense of $(641,107) in 2021 and $802,634 in 2020	$(2,411,782)	$3,019,434
Reclassification adjustment for gains included in net income, net of income tax expense of $50,050 in 2021 and $120,492 in 2020	(188,282)	(453,279)
Total other comprehensive (loss) earnings	(2,600,064)	2,566,155
Comprehensive earnings	$1,542,715	$6,097,519

See accompanying notes to consolidated financial statements.

~ 63 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2020	$35,000	$(3,146,576)		$(2,812,485)	$32,703,209	$36,608,750	$2,953,936	$66,341,834
Purchase of treasury stock	—	(150,642)		—	—	—	—	(150,642)
Net earnings	—	—		—	—	3,531,365	—	3,531,365
Other comprehensive earnings, net of tax	—	—		—	—	—	2,566,155	2,566,155
Restricted stock unit expense	—	143,380	2	—	28,375	—	—	171,755
ESOP compensation expense	—	—		234,370	48,852	—	—	283,222
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(139,160)		—	—	—	—	(139,160)
Net earnings	—	—		—	—	4,142,780	—	4,142,780
Other comprehensive loss, net of tax	—	—		—	—	—	(2,600,064)	(2,600,064)
Restricted stock unit expense	—	137,600	[1]	—	49,297	—	—	186,897
ESOP compensation expense	—	—		234,370	135,403	—	—	369,773
Balance, December 31, 2021	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914

[1]Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

~ 64 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve-Month Periods Ended December 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$4,142,779	$3,531,364
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment (gains) losses	(982,547)	245,323
Net unrealized gains on equity securities	(2,801,991)	(2,167,417)
Depreciation	708,378	684,744
Deferred income tax	414,747	509,915
Amortization of bond premium and discount	281,679	292,502
Stock-based compensation expense	556,670	454,977
Paycheck Protection Program loan forgiveness	—	(1,641,299)
Change in:
Accrued investment income	1,380	(14,289)
Premiums and reinsurance balances receivable	(3,693,633)	(1,137,645)
Ceded unearned premiums	(106,117)	(38,087)
Reinsurance balances payable	997,099	(3,803)
Reinsurance balances recoverable	(1,501,354)	(1,983,695)
Deferred policy acquisition costs	(1,109,224)	(160,364)
Unpaid losses and settlement expenses	259,143	4,737,359
Unearned premiums	6,423,432	(603,983)
Accrued expenses	1,969,100	(744,477)
Current federal income tax	177,292	(180,427)
Other	(424,907)	(167,351)
Net cash provided by operating activities	5,311,926	1,613,347
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(21,860,180)	(27,284,955)
Common stocks	(8,399,079)	(4,300,890)
Preferred stocks	(1,464,198)	(1,768,862)
Other invested assets	(1,599,999)	(995,567)
Property held for investment	(1,725,358)	(1,276,802)
Property and equipment	(992,314)	(385,966)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	18,590,418	17,174,787
Common stocks	3,023,990	5,224,984
Preferred stocks	340,523	297,609
Other invested assets	315,077	100,000
Property held for investment	1,470,833	86,145
Property and equipment	145,287	18,783
Net cash used in investing activities	(12,154,999)	(13,110,734)
Cash flows from financing activities:
Proceeds from loans	9,000,000	11,629,800
Repayments of borrowed funds	(4,010,231)	(9,514)
Purchase of treasury stock	(139,160)	(150,642)
Net cash provided by financing activities	4,850,609	11,469,644
Net decrease in cash and cash equivalents	(1,992,464)	(27,743)
Cash and cash equivalents at beginning of year	6,598,842	6,626,585
Cash and cash equivalents at end of period	$4,606,378	$6,598,842
Supplemental information:
Federal income tax paid	$145,000	$718,000
Interest paid	$230,700	$200,500
Non-cash transaction: Paycheck Protection Program loan forgiveness	$—	$1,641,299

See accompanying notes to consolidated financial statements.

~ 65 ~

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in these financial statements, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. In March 2017, the Company’s stock began trading on the NASDAQ Capital Market under the ticker symbol “ICCH”. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; Southern Hospitality Education, LLC, dba Katkin, a full-service food safety and education company; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 24.0% and 25.0% of the premium was written in Illinois for the years ended December 31, 2021 and December 31, 2020, respectively. The Company operates as a single segment.

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

EQUITY SECURITIES

Equity securities include common stock, mutual funds, and non-redeemable preferred stock. Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings.

~ 66 ~

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

The Company regularly evaluates its fixed maturity securities using both quantitative and qualitative criteria to determine impairment losses for other-than-temporary declines in the fair value of the investments. The following are the key factors for determining if a security is other-than-temporarily impaired:

•The extent to which the fair value is less than cost,

•The assessment of significant adverse changes to the cash flows on a fixed maturity investment,

•The occurrence of a discrete credit event resulting in the issuer defaulting on a material obligation, the issuer seeking protection from creditors under the bankruptcy laws, the issuer proposing a voluntary reorganization under which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value,

•The probability that the Company will recover the entire amortized cost basis of the fixed income securities prior to maturity, or

•The ability and intent to hold fixed maturity securities until maturity.

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

~ 67 ~

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

~ 68 ~

I.     PROPERTY AND EQUIPMENT

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2021 and 2020, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2021	2020
Automobiles	$507,889	$530,722
Furniture and fixtures	512,268	491,766
Computer equipment and software	4,350,118	3,971,272
Home office	4,016,998	3,946,299
Total cost	9,387,273	8,940,059
Accumulated depreciation	(6,243,055)	(6,079,728)
Net property and equipment	$3,144,218	$2,860,331

J.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of both reported and unreported claims and related expenses. The estimates are based on various actuarial reserving methodologies and other assumptions related to the ultimate cost to settle such claims. The reserving methodologies used are Loss Development for paid and incurred loss and settlement expense, Expected Loss Ratio for ultimate loss and settlement expense, Bornhuetter-Ferguson (B-F) for paid and incurred loss, and A&OE (also known as the “Wendy Johnson Method”) for unpaid adjusting and other expense. The assumptions used are subject to occasional changes due to evolving economic, social, and political conditions. There were no changes to the core methodologies used as of December 31, 2021.

All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2021, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

K.     PREMIUMS

Premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage. Unearned premiums are calculated on a daily pro rata basis. A premium deficiency reserve should be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The Company utilizes anticipated investment income as a factor in its premium deficiency calculation.  The Company concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2021 and 2020.

L.     GENERAL CORPORATE EXPENSES

General corporate expenses consist primarily of real estate and occupancy costs, such as utilities and maintenance. These costs do not vary significantly with premium volume but rather with square footage of real estate owned.

~ 69 ~

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

P.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the consolidated statement of earnings, the Company used a 21% tax rate for the years ended December 31, 2021, and 2020. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) expense of $(691,157) and $682,142 for 2021 and 2020, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale fixed maturity securities:

	Year Ended December 31,
	2021	2020
Beginning balance	$5,520,091	$2,953,936

Other comprehensive (loss) earnings before reclassification	(2,411,782)	3,019,434
Amount reclassified from accumulated other comprehensive (loss) earnings	(188,282)	(453,279)
Net current period other comprehensive (loss) earnings	(2,600,064)	2,566,155
Ending balance	$2,920,027	$5,520,091

~ 70 ~

The following table provides the reclassifications out of accumulated other comprehensive income for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Twelve-Month Periods Ended
Details about Accumulated Other	December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2021	2020	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(238,332)	$(573,771)	Net realized investment (gains)
	50,050	120,492	Income tax expense
Total reclassification adjustment, net of tax	$(188,282)	$(453,279)

Q.      ADOPTED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement – Disclosure Requirements (ASU 2018-13) – The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We adopted this update on January 1, 2020.

Income Taxes – Simplifying the Accounting for Income Taxes (ASU 2019-12) – The amendments in this update simplify the accounting for income taxes by eliminating certain exceptions to the tax accounting guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to foreign investment ownership changes. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. We adopted this update January 1, 2021 with minimal impact to our consolidated financial statements.

R.PROSPECTIVE ACCOUNTING STANDARDS

The dates presented below represent the implementation dates for the Company. The Company’s status as an Emerging Growth Company could delay the required adoption of each of these standards.

Leases (ASU 2018-20, ASU 2018-11, ASU 2018-10, ASU 2018-01, ASU 2017-13 and ASU 2016-02) – These updates are intended to increase transparency and comparability for lease transactions. ASU 2016-02 requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with an original term longer than twelve months and disclose key information about leasing arrangements. Lessor accounting is largely unchanged. The updates are effective for the Company as of January 1, 2022. ASU 2016-02 required the adoption on a modified retrospective basis. However, with the issuance of ASU 2018-11, we have the option to recognize the cumulative effect as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. These updates provide optional practical expedients in transition. The effect of applying the new lease guidance on the consolidated financial statements is expected to be minimal due to current and future lease obligations being immaterial.

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

~ 71 ~

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

The Company had protection of $14 million in excess of $1 million for both the years ended December 31, 2021 and 2020. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off. The catastrophe reinsurance treaty renewed on January 1, 2022.

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

~ 72 ~

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2021, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

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

~ 73 ~

2.     INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
AFS, fixed maturity securities	$3,086,226	$2,975,341
Investment property	802,071	770,981
Equity securities	493,529	556,920
Cash and short-term investments	2,582	34,460
Investment revenue	4,384,408	4,337,702
Less investment expenses	(970,000)	(840,000)
Net investment income	$3,414,408	$3,497,702

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of fixed maturity and equity securities and the related gross realized gains and losses for the years ended December 31, 2021 and 2020.

				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2021
Fixed maturity securities	$18,590,418	$247,913	$(9,582)	$238,332
Common stocks	3,023,990	836,477	(129,972)	706,504
Preferred stocks	340,523	37,711	—	37,711
2020
Fixed maturity securities	$17,174,787	$574,697	$(926)	$573,771
Common stocks	5,224,984	618,946	(1,435,514)	(816,568)
Preferred stocks	297,609	8,886	(11,412)	(2,526)

The amortized cost and estimated fair value of fixed income securities at December 31, 2021, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,103,740	$2,138,613
Due after one year through five years	17,161,140	17,834,244
Due after five years through 10 years	14,901,963	15,661,583
Due after 10 years	27,050,300	28,950,347
Asset and mortgage backed securities without a specific due date	40,712,275	41,023,871
Redeemable preferred stocks	215,805	232,885
Total fixed maturity securities	$102,145,223	$105,841,543

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at December 31, 2021 and 2020.

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,044	$1,345,992	$11,276	$(17,328)
MBS/ABS/CMBS	40,712,275	41,023,871	607,483	(295,887)
Corporate	38,959,905	41,206,964	2,434,738	(187,679)
Municipal	20,905,194	22,031,831	1,149,998	(23,361)
Redeemable preferred stock	215,805	232,885	17,080	—
Total fixed maturity securities	$102,145,223	$105,841,543	$4,220,575	$(524,255)

~ 74 ~

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2020
Fixed maturity securities:
U.S. Treasury	$1,352,758	$1,385,406	$33,336	$(688)
MBS/ABS/CMBS	40,509,172	41,743,304	1,367,411	(133,279)
Corporate	39,186,671	43,580,743	4,429,000	(34,928)
Municipal	17,488,621	18,788,674	1,316,358	(16,305)
Redeemable preferred stock	215,805	242,439	26,634	—
Total fixed maturity securities	$98,753,027	$105,740,566	$7,172,739	$(185,200)

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All of the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $14,975,101 and $16,220,343 and commercial mortgage backed securities of $11,697,671 and $12,721,455 at December 31, 2021 and 2020, respectively.

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2021 and 2020. The table segregates the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2021			December 31, 2020
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$391,250	$291,891	$683,141	$299,391	$—	$299,391
Amortized cost	400,408	300,061	700,469	300,078	—	300,078
Unrealized loss	(9,158)	(8,170)	(17,328)	(688)	—	(688)
MBS/ABS/CMBS
Fair value	20,403,757	1,124,095	21,527,852	7,120,339	2,010,434	9,130,773
Amortized cost	20,647,568	1,176,171	21,823,739	7,236,360	2,027,692	9,264,052
Unrealized loss	(243,811)	(52,076)	(295,887)	(116,021)	(17,258)	(133,279)
Corporate
Fair value	6,428,166	995,235	7,423,401	1,739,691	—	1,739,691
Amortized cost	6,590,227	1,020,853	7,611,080	1,774,619	—	1,774,619
Unrealized loss	(162,061)	(25,618)	(187,679)	(34,928)	—	(34,928)
Municipal
Fair value	2,676,052	269,247	2,945,299	756,678	—	756,678
Amortized cost	2,695,269	273,391	2,968,660	772,984	—	772,984
Unrealized loss	(19,217)	(4,144)	(23,361)	(16,306)	—	(16,306)
Total
Fair value	29,899,225	2,680,468	32,579,693	9,916,099	2,010,434	11,926,533
Amortized cost	30,333,472	2,770,476	33,103,948	10,084,041	2,027,692	12,111,733
Unrealized loss	$(434,247)	$(90,008)	$(524,255)	$(167,942)	$(17,258)	$(185,200)

The fixed income portfolio contained 55 securities in an unrealized loss position as of December 31, 2021. Of these 55 securities, 5 have been in an unrealized loss position for 12 consecutive months or longer and represent $90,008 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the year ended December 31, 2021 and 2020. For all fixed income securities at a loss at December 31, 2021, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may

~ 75 ~

be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2021 and December 31, 2020.

As required by law, certain fixed maturity investments amounting to $3,823,752 and $3,916,710 at December 31, 2021 and 2020, respectively, were on deposit with either regulatory authorities or banks.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains for the twelve months ended December 31, 2021 and 2020 for equity securities held as of December 31, 2021 and December 31, 2020 were $2,801,991 and $2,167,417, respectively.

OTHER INVESTED ASSETS

Other invested assets as of December 31, 2021 and December 31, 2020 were $3,086,568 and $1,772,867, respectively.

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. As of December 31, 2021 and 2020, our investment in FHLBC stock was carried at cost of $300,000 and $200,000, respectively. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets as of December 31, 2021, include privately held investments of $1,720,502 and notes receivable of $1,066,066, compared to $204,000 and $1,369,067, respectively, at December 31, 2020. The notes bear interest between 3.9% and 6.5%. As of December 31, 2021, $315,076 in note payments were received and $12,075 in accrued escrow and interest receivable was recorded. Comparatively, as of December 31, 2020, no note payments were received and no accrued escrow and interest receivable were recorded. The Company had no allowance recorded related to uncollectible note receivables at December 31, 2021 and 2020.

During the fourth quarter of 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of December 31, 2021, no calls were received.

PROPERTY HELD FOR INVESTMENT

As of December 31, 2021, investment property comprised of one storage facility in Davenport, Iowa and 52 rental units consisting of duplexes, condos, senior living units, and a seven-plex property. These rentals are located in Colona, Illinois; East Moline, Illinois; Kissimmee, Florida; Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. In addition, we own and operate twelve single-family homes located in Colona, Illinois; East Moline, Illinois; Rock Island, Illinois; and Silvis, Illinois. As of December 31, 2020, investment property comprised of one storage facility in Davenport, Iowa and 65 apartment rental units located in Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. Property held for investment is net of accumulated depreciation of $464,713 and $465,364 as of December 31, 2021, and 2020, respectively. Related depreciation expense was $145,237 and $144,545 for the years ended December 31, 2021, and 2020, respectively.

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

~ 76 ~

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

Assets measured at fair value on a recurring basis as of December 31, 2021, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,345,992	$—	$—	$1,345,992
MBS/ABS/CMBS	—	41,023,871	—	41,023,871
Corporate	—	41,206,964	—	41,206,964
Municipal	—	22,031,831	—	22,031,831
Redeemable preferred stocks	—	232,885	—	232,885
Total fixed maturity securities	1,345,992	104,495,551	—	105,841,543
Equity securities
Common stocks	23,608,197	—	—	23,608,197
Perpetual preferred stocks	—	2,780,450	—	2,780,450
Total equity securities	23,608,197	2,780,450	—	26,388,647
Total marketable investments measured at fair value	$24,954,189	$107,276,001	$—	$132,230,190

~ 77 ~

Assets measured at fair value on a recurring basis as of December 31, 2020, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,385,406	$—	$—	$1,385,406
MBS/ABS/CMBS	—	41,743,304	—	41,743,304
Corporate	—	43,580,743	—	43,580,743
Municipal	—	18,788,674	—	18,788,674
Redeemable preferred stocks	—	242,439	—	242,439
Total fixed maturity securities	1,385,406	104,355,160	—	105,740,566
Equity securities
Common stocks	14,724,814	—	—	14,724,814
Perpetual preferred stocks	—	1,683,892	—	1,683,892
Total equity securities	14,724,814	1,683,892	—	16,408,706
Total marketable investments measured at fair value	$16,110,220	$106,039,052	$—	$122,149,272

4.     POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2021	2020
Deferred policy acquisition costs (DAC), beginning of year	$5,429,620	$5,269,256
Deferred:
Direct commission	10,772,089	8,804,039
Premium taxes	1,215,613	1,145,935
Ceding commissions	(827,540)	(762,528)
Underwriting	1,003,215	1,007,055
Net deferred	12,163,377	10,194,501
Amortized	11,054,153	10,034,137
DAC, end of year	$6,538,844	$5,429,620

Policy acquisition costs:
Amortized to expense	$11,054,153	$10,034,137
Period costs:
Contingent commission	1,463,505	746,518
Other underwriting expenses	8,307,242	7,748,791
Total policy acquisition costs	$20,824,900	$18,529,446

~ 78 ~

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

The Company’s $4.0 million, 0% interest, one year FHLBC loan, obtained in May 2020, matured on May 3, 2021. On this date, a new $4.0 million, 0.74% fixed interest, one year FHLBC loan became effective. Collateral totaling $7.4 million supports both the $6.0 million and $4.0 million outstanding FHLBC loans and consists of fixed income securities.

A one year FHLBC loan for $5.0 million, 0% interest was entered into on May 28, 2021. Upon maturity in May 2022, this loan will rollover to a $5.0 million, 1.36% fixed interest loan. Collateral totaling $5.8 million supports this new FHLBC loan and consists of fixed income securities.

The total balance of the debt agreements at year end 2021 and 2020 was $18,455,342 and $13,465,574, respectively. The average interest rate on remaining debt was 1.3% as of December 31, 2021 and 1.6% as of December 31, 2020.

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

Effective August 2020, the Company replaced its expired line of credit with a $2.0 million revolving line of credit with another commercial bank, which renews annually and has a current expiration date of July 2022. This new line of credit is priced at Prime plus 0.5%. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. This line of credit agreement includes a financial debt covenant requiring a minimum total adjusted capital of $21.0 million. As of December 31, 2021, the Company was in compliance with its financial debt covenant.

There was no interest paid on these lines of credit during the twelve months ended December 31, 2021 and 2020.

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

~ 79 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2021	2020
WRITTEN
Direct	$71,091,961	$58,982,300
Reinsurance assumed	78,699	183,204
Reinsurance ceded	(10,960,325)	(10,118,373)
Net	$60,210,335	$49,047,131
EARNED
Direct	$64,652,638	$59,587,071
Reinsurance assumed	94,590	182,416
Reinsurance ceded	(10,854,208)	(10,080,285)
Net	$53,893,020	$49,689,202
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$45,685,603	$47,067,297
Reinsurance assumed	47,536	73,597
Reinsurance ceded	(11,033,596)	(14,578,906)
Net	$34,699,543	$32,561,988

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2021 and 2020, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $14,521,219 and $13,019,865, respectively. All of the Company’s reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best.

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2021. These reinsurers all have financial strength ratings of “A” or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2021.

		Net Reinsurer		Ceded
	A.M. Best	Exposure as of	Percent of	Premiums	Percent of
(In thousands)	Rating	December 31, 2021	Total	Written	Total
Platinum Underwriters	A+	$2,901	18.2%	$2,317	21.1%
Hannover Rückversicherungs	A+	2,073	13.0%	1,274	11.6%
Aspen Insurance UK Ltd	A	1,824	11.5%	292	2.7%
Partner Reinsurance Company	A+	1,514	9.5%	303	2.8%
Everest Reinsurance Company	A+	1,196	7.5%	271	2.5%
Swiss Reinsurance	A+	1,162	7.3%	286	2.6%
Endurance Reinsurance	A+	867	5.4%	306	2.8%
General Reinsurance Corporation	A++	774	4.9%	1,537	14.0%
Axis Reins Company	A	742	4.7%	270	2.6%
Liberty Mutual Insurance Company	A	656	4.1%	827	7.5%
All other reinsurers including anticipated subrogation		2,206	13.9%	3,277	29.9%
		$15,915	100.0%	$10,960	100.1%

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

~ 80 ~

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized and income charged. The Company had no allowance recorded related to uncollectible amounts on paid and unpaid recoverables at December 31, 2021 and 2020. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

~ 81 ~

7.     UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2012 to 2021, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2020. The information about incurred and paid claims development for the years ended December 31, 2012 to 2020, is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2021
	Year Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$6,143	$6,374	$6,406	$6,546	$6,482	$6,411	$6,455	$6,167	$6,161	$6,161	$—	668
2013		9,266	8,302	8,290	8,415	8,471	8,282	8,272	8,270	8,275	11	626
2014			8,865	7,586	7,798	7,883	7,817	7,785	7,784	7,792	-	740
2015				7,693	7,494	7,717	7,634	7,654	7,636	7,635	10	554
2016					8,941	7,981	8,372	8,381	8,404	8,327	146	576
2017						13,993	13,568	13,741	13,825	13,622	24	715
2018							11,454	11,114	10,966	11,030	32	725
2019								13,933	14,758	14,976	81	833
2020									13,997	15,056	258	933
2021										12,968	(9)	701
Total										$105,842

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$4,949	$6,401	$6,369	$6,362	$6,326	$6,472	$6,469	$6,176	$6,176	$6,176
2013		6,856	8,079	8,200	8,238	8,265	8,272	8,271	8,270	8,271
2014			6,243	7,631	7,746	7,796	7,795	7,795	7,801	7,803
2015				5,057	7,040	7,474	7,645	7,660	7,657	7,645
2016					6,157	7,624	8,236	8,356	8,437	8,465
2017						10,055	13,482	13,610	13,595	13,363
2018							8,487	11,009	11,025	11,062
2019								11,621	14,161	14,855
2020									10,620	14,485
2021										11,220
Total										103,345
Unpaid losses and settlement expense - years 2012 through 2021										2,497
Unpaid losses and settlement expense - prior to 2012										(36)
Unpaid loss and settlement expense, net of reinsurance										$2,461

*Presented as unaudited required supplementary information.

~ 82 ~

WORKERS' COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2021
	Year Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$13,122	$11,338	$11,407	$11,638	$12,692	$12,845	$12,632	$12,836	$12,801	$12,910	$10	1,155
2013		12,584	13,559	13,169	12,960	13,696	13,858	14,076	14,081	14,144	11	1,145
2014			13,385	14,744	15,341	16,718	16,881	16,996	16,953	16,929	98	1,213
2015				16,596	13,876	13,440	13,862	14,486	14,714	15,182	85	1,094
2016					16,677	14,843	16,240	16,855	17,547	18,413	(9)	1,041
2017						15,808	15,803	15,842	15,977	17,067	558	1,039
2018							18,308	17,122	17,082	16,925	1,553	1,126
2019								19,630	19,200	19,575	3,292	1,089
2020									17,359	14,106	3,925	615
2021										21,000	10,905	689
Total										$166,251

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$1,180	$3,021	$5,589	$8,327	$10,913	$11,753	$12,156	$12,572	$12,698	$12,887
2013		1,579	4,156	7,634	10,423	12,181	12,980	13,565	13,741	13,974
2014			1,539	4,087	9,515	13,602	15,232	15,912	16,374	16,401
2015				1,408	4,319	7,404	10,528	12,487	13,262	13,932
2016					1,497	5,488	8,189	12,205	14,206	16,649
2017						1,523	5,419	8,753	11,878	14,771
2018							1,964	5,656	9,312	12,419
2019								3,664	7,453	12,132
2020									2,435	4,882
2021										3,520
Total										121,567
Unpaid losses and settlement expense - years 2012 through 2021										44,685
Unpaid losses and settlement expense - prior to 2012										168
Unpaid loss and settlement expense, net of reinsurance										$44,853

*Presented as unaudited required supplementary information.

~ 83 ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance (in thousands)											As of December 31, 2021
	Year Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2012	$19,265	$17,712	$17,813	$18,184	$19,174	$19,256	$19,087	$19,003	$18,962	$19,071	$10	1,823
2013		21,850	21,861	21,459	21,375	22,167	22,140	22,348	22,351	22,419	22	1,771
2014			22,250	22,330	23,139	24,601	24,698	24,781	24,737	24,721	98	1,953
2015				24,289	21,370	21,157	21,496	22,140	22,350	22,817	95	1,648
2016					25,618	22,824	24,612	25,236	25,951	26,740	137	1,617
2017						29,801	29,371	29,583	29,802	30,689	582	1,754
2018							29,762	28,236	28,048	27,955	1,585	1,851
2019								33,563	33,958	34,551	3,373	1,922
2020									31,356	29,162	4,183	1,548
2021										33,968	10,896	1,390
Total										$272,093

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$6,129	$9,422	$11,958	$14,689	$17,239	$18,225	$18,625	$18,748	$18,874	$19,063
2013		8,435	12,235	15,834	18,661	20,446	21,252	21,836	22,011	22,245
2014			7,782	11,718	17,261	21,398	23,027	23,707	24,175	24,204
2015				6,465	11,359	14,878	18,173	20,147	20,919	21,577
2016					7,654	13,112	16,425	20,561	22,643	25,114
2017						11,578	18,901	22,363	25,473	28,134
2018							10,451	16,665	20,337	23,481
2019								15,285	21,614	26,987
2020									13,055	19,367
2021										14,740
Total										224,912
Unpaid losses and settlement expense - years 2012 through 2021										47,182
Unpaid losses and settlement expense - prior to 2012										132
Unpaid loss and settlement expense, net of reinsurance										$47,314

*Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2021, by reportable segment.

(In thousands)	December 31, 2021
Net unpaid losses and settlement expense
Property Lines	$2,461
Workers' Compensation and Liability Lines	44,853
Total unpaid losses and settlement expense, net of reinsurance	47,314
Reinsurance recoverable on losses and settlement expense
Property Lines	4,313
Workers' Compensation and Liability Lines	10,208
Total reinsurance recoverable on unpaid losses and settlement expense	14,521
Total gross unpaid losses and LAE	$61,835

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance and is presented as unaudited required supplementary information.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	75.1%	22.5%	1.4%	0.0%	0.0%	1.7%	-0.4%	0.0%	-0.1%
Liability Lines	12.0%	20.6%	23.1%	19.9%	10.8%	5.4%	3.4%	2.2%	2.5%
Total Lines	36.6%	21.8%	13.9%	12.0%	6.5%	3.9%	2.1%	1.5%	1.7%

~ 84 ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2021 and 2020.

(In thousands)	2021	2020
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,576	$56,838
Less: Ceded	13,020	11,036
Net	48,556	45,802
Increase in incurred losses and settlement expense:
Current year	33,968	31,356
Prior years	732	1,206
Total incurred	34,700	32,562
Deduct: Loss and settlement expense payments for claims incurred:
Current year	14,740	13,054
Prior years	21,203	16,754
Total paid	35,943	29,808
Net unpaid losses and settlement expense - end of the period	47,314	48,556
Plus: Reinsurance recoverable on unpaid losses	14,521	13,020
Gross unpaid losses and settlement expense - end of the period	$61,835	$61,576

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

A discussion of significant components of reserve development for the two most recent calendar years follows:

2021

For calendar year 2021, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business relating to Businessowners Property 2020 accident year claims and Businessowners Liability 2017 accident year claims, respectively. These adverse developments were largely offset by favorable development in Workers’ Compensation 2020 accident year claims.

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

~ 85 ~

8.     INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2021	2020
Deferred tax assets:
Tax discounting of claim reserves	$829,619	$834,092
Unearned premium reserve	1,503,989	1,236,617
Deferred compensation	237,599	152,646
Provision for uncollectible accounts	21,000	31,500
Other	101,166	(31,340)
Deferred tax assets before allowance	2,693,373	2,223,515
Less valuation allowance	—	—
Total deferred tax assets	$2,693,373	$2,223,515
Deferred tax liabilities:
Transition Adjustment for Loss Reserve Discounting	$150,784	$188,480
Net unrealized appreciation of securities	1,938,542	2,099,499
Deferred policy acquisition costs	1,373,157	1,140,220
Property and equipment	100,399	22,963
Other	85,353	3,624
Total deferred tax liabilities	3,648,235	3,454,786
Net deferred tax liability	$(954,862)	$(1,231,271)

In July 2019, the Treasury issued Rev Proc 2019-31, which included final revised loss reserve discounting factors and transitional guidance necessary to complete the accounting for the impacts of the Tax Cuts and Jobs Act. The transitional adjustment for loss reserve discounting was recalculated as of January 1, 2018 and the resulting adjustment is being recognized in taxable income evenly over an eight-year period beginning in 2018.

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

Income tax expense for the years ended December 31, 2021 and 2020, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Year Ended December 31,
	2021	2020
Provision for income taxes at the statutory federal tax rates	$1,041,155	$961,455
Increase (reduction) in taxes resulting from:
Paycheck Protection Program loan forgiveness	—	(344,673)
Dividends received deduction	(34,207)	(29,474)
Tax-exempt interest income	(58,153)	(61,956)
Proration of tax-exempt interest and dividends received deduction	22,359	22,199
Nondeductible expenses	48,155	41,418
Officer life insurance, net	188	5,784
Prior year true-up and other	(204,395)	452,240
Total	$815,102	$1,046,993

The Company’s effective tax rate was 16.4% and 22.9% for 2021 and 2020, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

As of December 31, 2021, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2018 through current year. There are currently no open tax exams.

~ 86 ~

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

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $272,527 and $266,024 for 2021 and 2020, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

DEFERRED COMPENSATION

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 3.6%, the fully vested obligation under the agreement would total approximately $1,689,467 on January 1, 2032. As of December 31, 2021 and 2020, the accrued liability related to this agreement totaled $529,117 and $470,446, respectively. The Company recognized $58,671 and $122,459 of expense in 2021 and 2020, respectively.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. The Company contributed $293,862 and $294,734 to the ESOP during the twelve months ended December 31, 2021 and 2020.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2021, we recognized compensation expense of $369,773 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2021. Of the 23,437 shares committed to be released, 1,926 shares were committed on December 31, 2021 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized compensation expense of $283,222 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2020. Of the 23,437 shares committed to be released, 1,985 shares were committed on December 31, 2020 and had no impact on the weighted average common shares outstanding for the year ended December 31, 2020. The fair value of the unearned ESOP shares as of December 31, 2021 and December 31, 2020 was $3,925,770 and $3,686,702, respectively.

RESTRICTED STOCK UNITS

RSUs were granted for the first time in February 2018 with additional RSUs being granted in March 2019, April 2020, and April 2021. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest 1/3 over three years from the date of grant.

~ 87 ~

As of December 31, 2021, 11,700, 13,071, 18,040 and 15,000 RSUs have been granted at a fair market value of $15.10, $13.70, $11.03 and $14.78 per share, respectively. As of December 31, 2020, 11,700, 13,071 and 18,040 RSUs have been granted at a fair market value of $15.10, $13.70 and $11.03 per share, respectively. We recognized $186,897 and $171,755 of expense on these units in the twelve months ended December 31, 2021 and 2020, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $254,837 and $269,359 as of December 31, 2021, respectively, which is recognized over the remainder of the three year vesting periods.

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

The NAIC has Risk-Based Capital (RBC) standards that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the Company’s balance sheet and mix of products. As of December 31, 2021 and 2020, ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC’s statutory capital and surplus as of December 31, 2021 and 2020 were $62,511,840 and $58,801,101, respectively.

The following table includes selected information for our insurance subsidiary:

	As of and Periods Ended December 31,
	2021	2020
Net income, statutory basis	$1,938,995	$2,255,503
Surplus, statutory basis	$62,511,840	$58,801,101

No Illinois domiciled company may pay any extraordinary dividend or make any other extraordinary distribution to its security holders until: (a) 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment, or (b) the Director approves such payment within the 30-day period. For purposes of this subsection, an extraordinary dividend or distribution is any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the Company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the Company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the Company’s own securities. As of December 31, 2021, the amount available for payment of dividends by ICC in 2021 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million. ICC paid dividends of $800,000 and $500,000 to ICC Holdings, Inc. in April 2021 and March 2020, respectively.

The Company did not pay any dividends to security holders in 2021 or 2020. It did, however, make cash dividend payments in the amount of $5,563 and $13,156 in 2021 and 2020, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

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

During the fourth quarter of 2021, the Company agreed to commit up to $10.0 million to a private investment fund. See Other Invested Assets within Note 2 – Investments for more information.

The Company has operating obligations related to managing the business. Minimum future payments under cancellable agreements total $45,000 and $41,324 in 2022 and 2021, respectively.

~ 88 ~

12.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

In early March 2022, the Company applied for, and received, a forty-day extension for payoff of its $3.5 million commercial loan with an original due date of March 28th. This payoff will be serviced by an intercompany loan in the second quarter between ICC and the Parent Company.

~ 89 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2021	December 31, 2020
Assets
Investment in subsidiaries	$74,209,041	$76,680,023
Fixed maturity securities	3,223,307	3,238,560
Common Stocks	1,410,345	1,115,545
Other invested assets	218,403	201,900
Cash and cash equivalents	573,715	462,185
Due from subsidiaries	64,846	81,166
Accrued investment income	13,746	14,002
Income taxes - current	454,538	387,407
Other assets	359,575	264,622
Total assets	$80,527,515	$82,445,410

Liabilities and Shareholders' Equity
Liabilities:
Debt	$5,515,098	$9,059,767
Accrued expenses	116,894	44,176
Income taxes - deferred	56,016	73,663
Other liabilities	135,592	524,115
Total liabilities	5,823,601	9,701,721
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost	(3,155,399)	(3,153,838)
Additional paid-in capital	32,965,136	32,780,436
Accumulated other comprehensive earnings, net of tax	2,920,027	5,520,091
Retained earnings	44,282,895	40,140,115
Less: Unearned Employee Stock Ownership Plan shares at cost[2]	(2,343,745)	(2,578,115)
Total equity	74,703,914	72,743,689
Total liabilities and equity	$80,527,514	$82,445,410

[1]Par value $0.01; authorized: 2021 - 10,000,000 shares and 2020 -10,000,000 shares; issued: 2021 - 3,500,000 shares and 2020 - 3,500,000 shares; outstanding: 2021 - 3,291,852 shares and 2020 - 3,291,125 shares

[2]2021 - 208,148 shares and 2020 - 208,875 shares
[3]2021 - 234,374 shares and 2020 - 257,811 shares

~ 90 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net investment income	$139,907	$67,727
Net realized investment gains (losses)	39,629	(79,924)
Net unrealized gains on equity securities	234,537	85,397
Other income (loss)	6,717	(99,008)
Total revenue	420,790	(25,808)
Policy acquisition costs and other operating expenses	1,676,944	1,439,908
Interest expense on debt	129,854	128,786
General corporate expenses	7,767	875
Total expenses	1,814,566	1,569,570

Loss before equity earnings of subsidiaries and income taxes	(1,393,776)	(1,595,378)
Total income tax benefit	(54,646)	(387,336)
Net loss before equity earnings of subsidiaries	(1,339,130)	(1,208,042)
Equity earnings in subsidiaries	5,481,909	4,739,406
Net earnings	$4,142,779	$3,531,364

Other comprehensive (loss) earnings, net of tax	(78,861)	111,334
Equity in other comprehensive (loss) earnings of subsidiaries	(2,521,202)	2,454,821
Comprehensive earnings	$1,542,715	$6,097,519

~ 91 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net earnings	$4,142,779	$3,531,364
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized and unrealized gains on equity securities	(274,166)	(5,473)
Depreciation	51,235	98,211
Deferred income tax	3,316	11,539
Equity in undistributed income of subsidiaries	(5,481,909)	(4,739,406)
Amortization of bond premium and discount	—	11,950
Stock-based compensation expense	419,070	311,598
Change in:
Intercompany notes receivable	(1,380,000)	(650,000)
Due from subsidiaries	16,321	304,527
Accrued investment income	255	4,122
Accrued expenses	72,719	(60,443)
Current federal income tax	(67,131)	(349,910)
Other	(476,240)	20,771
Net cash used in operating activities	(2,973,750)	(1,511,150)
Cash flows from investing activities:
Contributions from subsidiaries	6,605,654	1,220,000
Purchases of:
Fixed maturity securities	(312,114)	—
Common stocks	(216,473)	(284,298)
Other invested assets	—	(100,000)
Property and equipment	—	(52,641)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	220,950	250,874
Common stocks	195,840	261,880
Other invested assets	16,403	100,000
Property and equipment	121,249	18,389
Net cash provided by investing activities	6,631,510	1,414,204
Cash flows from financing activities:
Repayments of borrowed funds	(3,544,668)	(224,874)
Purchase of treasury stock	(1,561)	(7,262)
Net cash used in financing activities	(3,546,230)	(232,135)
Net increase (decrease) in cash and cash equivalents	111,530	(329,081)
Cash and cash equivalents at beginning of year	462,185	791,266
Cash and cash equivalents at end of period	$573,715	$462,185
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	128,104	128,823

~ 92 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2021 and 2020

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2021
Commercial Business	$6,539	$61,835	$36,212	$1,368	$53,893
Total	$6,539	$61,835	$36,212	$1,368	$53,893
December 31, 2020
Commercial Business	$5,430	$61,576	$29,789	$371	$49,689
Total	$5,430	$61,576	$29,789	$371	$49,689

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2021
Commercial Business	$3,414	$34,700	$11,054	$10,729	$60,210
Total	$3,414	$34,700	$11,054	$10,729	$60,210
December 31, 2020
Commercial Business	$3,498	$32,562	$10,034	$9,344	$49,047
Total	$3,498	$32,562	$10,034	$9,344	$49,047

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 93 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2021 and 2020

(In thousands)		Ceded to	Assumed from		Percentage of
Premiums	Gross	other	other	Net	amount
earned	amount	companies	companies	amount	assumed to net
2021	$64,653	$10,854	$95	$53,893	0.2%
2020	$59,587	$10,080	$182	$49,689	0.4%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 94 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Valuation and Qualifying Accounts

Years ended December 31, 2021 and 2020

(In thousands)	2021	2020
Beginning balance, allowance for uncollectibles	$150	$100
Write-offs, net of (recoveries)	68	546
Change in valuation allowance	(118)	(496)
Ending balance, allowance for uncollectibles	$100	$150

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 95 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2021 and 2020

	Deferred	Reserve for
	policy	losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2021	$6,539	$61,835	$—	$36,212	$53,893	$3,414
2020	$5,430	$61,576	$—	$29,789	$49,689	$3,498

				Paid losses
	Losses and settlement			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2021	$33,968	$732	$11,054	$(35,943)	$60,210
2020	$31,356	$1,206	$10,034	$(29,808)	$49,047

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2021. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

~ 97 ~

PART III

Items 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2022, and the information under the following captions is included in such incorporation by reference:  “Proposal One: Election of Directors,” “Corporate Governance and Board Matters,” “Committees of the Board of Directors,” “Board Meetings and Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Practices,” “Share Ownership of Certain Beneficial Owners,” “Executive Management,” and “Executive Compensation.”

~ 98 ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1-2) See Item 8 for Consolidated Financial Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 101.

(b)Exhibits. See Exhibit Index on page 101.

(c)Financial Statement Schedules. See Financial Statement Schedules on pages 90-96.

~ 99 ~

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

Signature	Capacity	Date

/s/ Arron K. Sutherland Arron K. Sutherland	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2022

/s/ Joel K. Heriford	Director	March 30, 2022
Joel K. Heriford

/s/ Gerald J. Pepping Gerald J. Pepping	Director	March 30, 2022

/s/ Mark J. Schwab Mark J. Schwab	Director	March 30, 2022

/s/ James R. Dingman James R. Dingman	Director	March 30, 2022

	Director	March 30, 2022
R. Kevin Clinton

/s/ John R. Klockau	Director	March 30, 2022
John R. Klockau

/s/ Daniel H. Portes Daniel H. Portes	Director	March 30, 2022

/s/ Christine C. Schmitt	Director	March 30, 2022
Christine C. Schmitt

/s/ Michael R. Smith Michael R. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022

~ 100 ~

EXHIBIT INDEX

Exhibit Number	Description
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

~ 101 ~