Form 10-Q
period 2022-03-31
ICC Holdings, Inc.
filed 2022-05-12
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2022 was 3,296,896.

~ 2 ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost of $104,466,061 at 3/31/2022 and $102,145,223 at 12/31/2021)	$101,872,420	$105,841,543
Common stocks at fair value	22,795,115	23,608,197
Preferred stocks at fair value	2,858,036	2,780,450
Other invested assets	3,175,674	3,086,568
Property held for investment, at cost, net of accumulated depreciation of $504,718 at 3/31/2022 and $464,713 at 12/31/2021	5,871,484	5,509,114
Cash and cash equivalents	4,580,287	4,606,378
Total investments and cash	141,153,016	145,432,250
Accrued investment income	726,561	659,413
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $100,000 at 3/31/2022 and 12/31/2021	27,410,129	27,199,804
Ceded unearned premiums	948,000	967,022
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 3/31/2022 and 12/31/2021	16,088,694	14,521,219
Federal income taxes	631,825	195,694
Deferred policy acquisition costs, net	7,156,770	6,538,844
Property and equipment, at cost, net of accumulated depreciation of $6,302,395 at 3/31/2022 and $6,243,055 at 12/31/2021	3,189,728	3,144,218
Other assets	1,305,288	1,343,504
Total assets	$198,610,011	$200,001,968
Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$67,407,376	$61,834,809
Unearned premiums	37,509,068	36,212,266
Reinsurance balances payable	503,656	1,368,294
Corporate debt	18,452,288	18,455,342
Accrued expenses	4,174,785	5,441,611
Income taxes - deferred	—	954,862
Other liabilities	872,609	1,030,870
Total liabilities	128,919,782	125,298,054
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,122,492)	(3,155,399)
Additional paid-in capital	32,989,963	32,965,136
Accumulated other comprehensive earnings, net of tax	(2,049,042)	2,920,027
Retained earnings	44,122,755	44,282,895
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,285,955)	(2,343,745)
Total equity	69,690,229	74,703,914
Total liabilities and equity	$198,610,011	$200,001,968

1Par value $0.01; authorized: 2022 - 10,000,000 shares and 2021 – 10,000,000 shares; issued: 2022 – 3,500,000 shares and 2021 – 3,500,000 shares; outstanding: 2022 –3,293,811 and 2021 - 3,291,852 shares

22022 –206,189 shares and 2021 –208,148 shares

32022 –228,595 shares and 2021 –234,374 shares

See accompanying notes to consolidated financial statements.

~ 3 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

X

	For the Three-Months Ended
	March 31,
	2022	2021
Net premiums earned	$16,016,677	$12,048,713
Net investment income	917,081	801,406
Net realized investment gains	207,585	186,709
Net unrealized (losses) gains on equity securities	(1,292,692)	876,316
Other income	159,431	46,716
Consolidated revenues	16,008,082	13,959,860
Losses and settlement expenses	10,195,201	7,802,706
Policy acquisition costs and other operating expenses	5,772,400	4,467,578
Interest expense on debt	61,011	53,702
General corporate expenses	189,415	163,982
Total expenses	16,218,027	12,487,968
(Loss) earnings before income taxes	(209,945)	1,471,892
Total income tax (benefit) expense	(49,805)	309,951
Net (loss) earnings	$(160,140)	$1,161,941

Other comprehensive loss, net of tax	(4,969,069)	(2,226,522)
Comprehensive loss	$(5,129,209)	$(1,064,581)

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.05)	$0.38
Diluted:
Diluted net (loss) earnings per share	$(0.05)	$0.38

Weighted average number of common shares outstanding:
Basic	3,060,208	3,034,233
Diluted	3,072,176	3,044,479

See accompanying notes to consolidated financial statements.

~ 4 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(19,174)		—	—	—	—	(19,174)
Net earnings	—	—		—	—	1,161,941	—	1,161,941
Other comprehensive loss, net of tax	—	—		—	—	—	(2,226,522)	(2,226,522)
Restricted stock unit expense	—	77,947	[1]	—	(39,831)	—	—	38,116
ESOP compensation expense	—	—		57,790	24,960	—	—	82,750
Balance, March 31, 2021	$35,000	$(3,095,065)		$(2,520,325)	$32,765,565	$41,302,055	$3,293,569	$71,780,799

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(25,574)		—	—	—	—	(25,574)
Net loss	—	—		—	—	(160,140)	—	(160,140)
Other comprehensive loss, net of tax	—	—		—	—	—	(4,969,069)	(4,969,069)
Restricted stock unit expense	—	58,481	[1]	—	(13,977)	—	—	44,504
ESOP compensation expense	—	—		57,790	38,804	—	—	96,594
Balance, March 31, 2022	$35,000	$(3,122,492)		$(2,285,955)	$32,989,963	$44,122,755	$(2,049,042)	$69,690,229

[1]Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

~ 5 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(160,140)	$1,161,941
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities
Net realized investment gains	(207,585)	(186,709)
Net unrealized losses (gains) on equity securities	1,292,692	(876,316)
Depreciation	159,695	159,680
Deferred income tax	(234,026)	271,546
Amortization of bond premium and discount	62,566	67,997
Stock-based compensation expense	141,098	120,866
Change in:
Accrued investment income	(67,148)	(39,360)
Premiums and reinsurance balances receivable	(210,325)	908,120
Ceded unearned premiums	19,022	(1,009)
Reinsurance balances payable	(864,638)	(23,689)
Reinsurance balances recoverable	(1,567,475)	(991,294)
Deferred policy acquisition costs	(617,926)	(291,657)
Unpaid losses and settlement expenses	5,572,567	232,302
Unearned premiums	1,296,802	679,060
Accrued expenses	(1,266,826)	(450,758)
Current federal income tax	163,924	34,078
Other	(118,260)	(292,181)
Net cash provided by operating activities	3,394,017	482,617
Cash flows from investing activities:
Purchases of:
Fixed maturity securities, available-for-sale	(4,818,111)	(2,494,500)
Common stocks	(709,822)	(3,310,389)
Preferred stocks	(651,918)	(81,953)
Other invested assets	(100,000)	—
Property held for investment	(402,375)	(30,018)
Property and equipment	(170,989)	(80,497)
Proceeds from sales, maturities and calls of:
Fixed maturity securities, available-for-sale	2,445,125	3,484,432
Common stocks	636,104	687,015
Preferred stocks	365,508	78,469
Other invested assets	9,209	—
Property held for investment	—	243,588
Property and equipment	5,789	1,007
Net cash used in investing activities	(3,391,480)	(1,502,846)
Cash flows from financing activities:
Repayments of borrowed funds	(3,054)	(2,960)
Purchase of treasury stock	(25,574)	(19,174)
Net cash used in financing activities	(28,628)	(22,134)
Net decrease in cash and cash equivalents	(26,091)	(1,042,363)
Cash and cash equivalents at beginning of year	4,606,378	6,598,842
Cash and cash equivalents at end of period	$4,580,287	$5,556,479
Supplemental information:
Interest paid	$59,900	$52,600

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 23.3% and 24.8% of the premium is written in Illinois for the three months ended March 31, 2022 and 2021, respectively. The Company operates as one segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021 (the “2021 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2022, and the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

C.     SIGNIFICANT ACCOUNTING POLICIES

The Company reported its significant accounting policies in the 2021 10-K.

D. PROSPECTIVE ACCOUNTING STANDARDS

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2021 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies later in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable.

~ 7 ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2022 and 2021, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2022	2021
Automobiles	$495,182	$507,889
Furniture and fixtures	504,177	512,268
Computer equipment and software	4,475,766	4,350,118
Home office	4,016,998	4,016,998
Total cost	9,492,123	9,387,273
Accumulated depreciation	(6,302,395)	(6,243,055)
Net property and equipment	$3,189,728	$3,144,218

F.     COMPREHENSIVE EARNINGS

Comprehensive earnings (loss) include net earnings (loss) plus unrealized gains (losses) on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) of $(1,320,893) and $(591,860) for the three months ended March 31, 2022 and 2021, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale securities:

	Three-Months Ended March 31,
	2022	2021
Beginning balance	$2,920,027	$5,520,091

Other comprehensive loss before reclassification	(4,961,385)	(2,225,503)
Amount reclassified from accumulated other comprehensive loss	(7,684)	(1,019)
Net current period other comprehensive loss	(4,969,069)	(2,226,522)
Ending balance	$(2,049,042)	$3,293,569

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive loss, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(6,280,235)	$1,318,850	$(4,961,385)	$(2,817,092)	$591,589	$(2,225,503)
Reclassification adjustment for gains included in net earnings	(9,727)	2,043	(7,684)	(1,290)	271	(1,019)
Total other comprehensive loss	$(6,289,962)	$1,320,893	$(4,969,069)	$(2,818,382)	$591,860	$(2,226,522)

~ 8 ~

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Three-Month Periods Ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2022	2021	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$(9,727)	$(1,290)	Net realized investment (gains)
	2,043	271	Income tax expense
Total reclassification adjustment, net of tax	$(7,684)	$(1,019)

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

	For the Three-Months Ended March 31,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2022
Fixed maturity securities	$2,445,125	$9,727	$—	$9,727
Common stocks	636,104	204,190	(8,070)	196,120
Preferred stocks	365,508	7,745	(6,007)	1,738
2021
Fixed maturity securities	$3,484,432	$1,319	$(29)	$1,290
Common stocks	687,015	212,361	(32,397)	179,964
Preferred stocks	78,469	5,455	—	5,455

~ 9 ~

The amortized cost and estimated fair value of fixed income securities at March 31, 2022, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,096,646	$2,126,660
Due after one year through five years	15,916,814	15,824,375
Due after five years through 10 years	17,443,937	16,883,168
Due after 10 years	28,207,144	27,379,734
Asset and mortgage backed securities without a specific due date	40,585,715	39,433,239
Redeemable preferred stocks	215,805	225,244
Total fixed maturity securities	$104,466,061	$101,872,420

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at March 31, 2022 and December 31, 2021:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,353,485	$1,293,070	$—	$(60,415)
MBS/ABS/CMBS	40,585,715	39,433,239	69,792	(1,222,268)
Corporate	39,892,850	39,267,144	652,554	(1,278,260)
Municipal	22,418,206	21,653,723	321,137	(1,085,621)
Redeemable preferred stock	215,805	225,244	9,439	—
Total fixed maturity securities	$104,466,061	$101,872,420	$1,052,922	$(3,646,564)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,044	$1,345,992	$11,276	$(17,328)
MBS/ABS/CMBS	40,712,275	41,023,871	607,483	(295,887)
Corporate	38,959,905	41,206,964	2,434,738	(187,679)
Municipal	20,905,194	22,031,831	1,149,998	(23,361)
Redeemable preferred stock	215,805	232,885	17,080	—
Total fixed maturity securities	$102,145,223	$105,841,543	$4,220,575	$(524,255)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $13,743,581 and $14,351,099, residential mortgage backed securities of $14,488,268 and $14,975,101, and commercial mortgage backed securities of $11,201,390 and $11,697,671 at March 31, 2022 and December 31, 2021, respectively.

~ 10 ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2022			December 31, 2021
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$638,508	$654,563	$1,293,071	$391,250	$291,891	$683,141
Amortized cost	653,051	700,435	1,353,486	400,408	300,061	700,469
Unrealized loss	(14,543)	(45,872)	(60,415)	(9,158)	(8,170)	(17,328)
MBS/ABS/CMBS
Fair value	27,475,180	6,371,179	33,846,359	20,403,757	1,124,095	21,527,852
Amortized cost	28,108,983	6,959,644	35,068,627	20,647,568	1,176,171	21,823,739
Unrealized loss	(633,803)	(588,465)	(1,222,268)	(243,811)	(52,076)	(295,887)
Corporate
Fair value	17,256,927	2,067,868	19,324,795	6,428,166	995,235	7,423,401
Amortized cost	18,335,521	2,267,534	20,603,055	6,590,227	1,020,853	7,611,080
Unrealized loss	(1,078,594)	(199,666)	(1,278,260)	(162,061)	(25,618)	(187,679)
Municipal
Fair value	12,131,067	231,406	12,362,473	2,676,052	269,247	2,945,299
Amortized cost	13,174,815	273,279	13,448,094	2,695,269	273,391	2,968,660
Unrealized loss	(1,043,748)	(41,873)	(1,085,621)	(19,217)	(4,144)	(23,361)
Total
Fair value	57,501,682	9,325,016	66,826,698	29,899,225	2,680,468	32,579,693
Amortized cost	60,272,370	10,200,892	70,473,262	30,333,472	2,770,476	33,103,948
Unrealized loss	$(2,770,688)	$(875,876)	$(3,646,564)	$(434,247)	$(90,008)	$(524,255)

The fixed income portfolio contained 146 securities in an unrealized loss position as of March 31, 2022. Of these 146 securities, 18 have been in an unrealized loss position for 12 consecutive months or longer and represent $875,876 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first three months ended March 31, 2022. For all fixed income securities at a loss at March 31, 2022, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2022 and December 31, 2021.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized (losses) for the three months ended March 31, 2022 for equity securities held as of March 31, 2022 were $(1,292,692). Net unrealized gains for the three months ended March 31, 2021 for equity securities held as of March 31, 2021 were $876,316.

Other Invested Assets

Other invested assets as of March 31, 2022 and December 31, 2021 were $3,175,674 and $3,086,568, respectively.

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. As of March 31, 2022 and December 31, 2021, our investment in FHLBC stock was carried at cost of $300,000 and $300,000, respectively. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets as of March 31, 2022 include privately held investments of $1,816,228 and notes receivable of $1,059,446, compared to $1,720,502 and $1,066,066, respectively, at December 31, 2021. The notes bear interest

~ 11 ~

between 3.9% and 6.5%. As of March 31, 2022, $9,209 in note payments were received and $2,588 in accrued escrow and interest receivable was recorded. Comparatively, as of March 31, 2021, no note payments were received and $4,325 in accrued escrow and interest receivable was recorded. The Company had no allowance recorded related to uncollectible note receivables at March 31, 2022 and December 31, 2021.

In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of March 31, 2022 and December 31, 2021, no calls were received.

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

~ 12 ~

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets as well as debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value.

Assets measured at fair value on a recurring basis as of March 31, 2022, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,293,070	$—	$—	$1,293,070
MBS/ABS/CMBS	—	39,433,239	—	39,433,239
Corporate	—	39,267,144	—	39,267,144
Municipal	—	21,653,723	—	21,653,723
Redeemable preferred stocks	—	225,244	—	225,244
Total fixed maturity securities	1,293,070	100,579,350	—	101,872,420
Equity securities
Common stocks	22,795,115	—	—	22,795,115
Perpetual preferred stocks	—	2,858,036	—	2,858,036
Total equity securities	22,795,115	2,858,036	—	25,653,151
Total marketable investments measured at fair value	$24,088,185	$103,437,386	$—	$127,525,571

Assets measured at fair value on a recurring basis as of December 31, 2021, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,345,992	$—	$—	$1,345,992
MBS/ABS/CMBS	—	41,023,871	—	41,023,871
Corporate	—	41,206,964	—	41,206,964
Municipal	—	22,031,831	—	22,031,831
Redeemable preferred stocks	—	232,885	—	232,885
Total fixed maturity securities	1,345,992	104,495,551	—	105,841,543
Equity securities
Common stocks	23,608,197	—	—	23,608,197
Perpetual preferred stocks	—	2,780,450	—	2,780,450
Total equity securities	23,608,197	2,780,450	—	26,388,647
Total marketable investments measured at fair value	$24,954,189	$107,276,001	$—	$132,230,190

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022 and December 31, 2021. Additionally, there were no securities transferred in or out of Levels 1 or 2 during the three month periods ended March 31, 2022 and 2021.

~ 13 ~

4.     DEBT

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The Company paid off this loan in April 2022.

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

In May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, one year FHLBC loan. Collateral totaling $7.4 million supports both the $6.0 million and $4.0 million outstanding FHLBC loans and consists of fixed income securities.

A one year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan will rollover to a $5.0 million, 1.36% fixed interest loan. Collateral totaling $5.8 million supports this new FHLBC loan and consists of fixed income securities.

The total balance of the debt agreements at March 31, 2022 and December 31, 2021 was $18,452,288 and $18,455,342, respectively. The average interest rate on remaining debt was 1.3% as of March 31, 2022 and 1.3% as of December 31, 2021.

Revolving Line of Credit

We maintain a revolving line of credit with a commercial bank which permits borrowing up to an aggregate principal amount of $2.0 million. This line of credit is priced at Prime plus 0.5% and renews annually with a current expiration date of July 2022. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. As of December 31, 2021, the Company was in compliance with its financial debt covenant.

There was no interest paid on the line of credit during the three months ended March 31, 2022 and 2021.

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

~ 14 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,

	2022	2021
WRITTEN
Direct	$19,566,183	$15,172,035
Reinsurance assumed	36,948	27,898
Reinsurance ceded	(2,270,628)	(2,473,168)
Net	$17,332,503	$12,726,765
EARNED
Direct	$18,264,700	$14,482,050
Reinsurance assumed	41,628	38,822
Reinsurance ceded	(2,289,651)	(2,472,159)
Net	$16,016,677	$12,048,713
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$12,613,142	$10,767,434
Reinsurance assumed	45,409	25,445
Reinsurance ceded	(2,463,350)	(2,990,173)
Net	$10,195,201	$7,802,706

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	7,525	7,142
Prior years	2,670	661
Total incurred	10,195	7,803
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,389	1,288
Prior years	4,802	7,274
Total paid	6,191	8,562
Net unpaid losses and settlement expense - end of the period	51,318	47,797
Plus: Reinsurance recoverable on unpaid losses	16,089	14,011
Gross unpaid losses and settlement expense - end of the period	$67,407	$61,808

For the three months ended March 31, 2022 and 2021, we experienced unfavorable development of $2,670,000 and $661,000, respectively. The unfavorable development for the three months ended March 31, 2022 was primarily driven by new claims and additional information received in the current quarter for a handful of prior year claims in the following lines of business and denoted accident years: Business Owners Liability (2020; one claim), Liquor Liability (2021; seven claims), and Business Owners Property (2021; five claims). The Workers’ Compensation line of business was the primary driver of adverse development for the three months ended March 31, 2021.

~ 15 ~

7.     INCOME TAXES

The Company’s effective tax rate for the three month periods ended March 31, 2022 was 23.7% compared to 21.1% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the three month periods ended March 31, 2022 and 2021 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	March 31,
	2022	2021
Provision for income taxes at the statutory federal tax rates	$(44,088)	$309,097
Increase (reduction) in taxes resulting from:
Dividends received deduction	(11,281)	(8,108)
Tax-exempt interest income	(13,351)	(14,794)
Proration of tax-exempt interest and dividends received deduction	5,970	5,564
Nondeductible expenses	17,292	18,026
Officer life insurance, net	(4,347)	166
Total	$(49,805)	$309,951

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of March 31, 2022 and December 31, 2021, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2018 through current year. There are currently no open tax exams.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. No contributions to the ESOP were made during the three months ended March 31, 2022 and 2021, respectively.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2022, we recognized compensation expense of $96,594 related to 5,779 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2022. Of the 5,779 shares committed to be released, 1,926 shares were committed on March 31, 2022 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recognized compensation expense of $82,750 related to 5,779 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2021. Of the 5,779 shares committed to be released at December 31, 2021, 1,991 shares were committed on March 31, 2021 and had no impact on the weighted average common shares outstanding for the three months ended March 31, 2021.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020, and April 2021. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant.

~ 16 ~

As of March 31, 2022, 11,700, 13,071, 18,040, and 15,000 RSUs have been granted at a fair market value of $15.10, $13.70, $11.03, and $14.78 per share, respectively. As of March 31, 2021, 11,700, 13,071, and 18,040 RSUs have been granted at a fair market value of $15.10, $13.70, and $11.03 per share, respectively. We recognized $44,504 and $38,116 of expense on these units in the three months ended March 31, 2022 and 2021, respectively. Total unrecognized compensation expense relating to outstanding and unvested RSUs was $214,555 as of March 31, 2022, which will be recognized over the remainder of their respective three years of vesting.

9.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

On April 1, 2022, the Company granted 12,900 RSUs to members of executive staff.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2021 Annual Report on Form 10-K and those listed below:

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

•financial market conditions, including, but not limited to, changes in interest rates, inflation and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;

•heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

•actual claims may exceed our best estimate of ultimate insurance losses incurred through March 31, 2022 resulting directly from the COVID-19 pandemic and consequent economic crises;

•our reserves at March 31, 2022 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;

•the continued impact of COVID-19, its variants and related risks, including from shelter-in-place and other restrictive orders, unemployment, supply chain disruptions, and the financial market volatility, could continue to adversely impact our results, including premiums written and investment income;

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

For the three months ended March 31, 2022, we had direct written premiums of $19,566,000, net premiums earned of $16,017,000, and net loss of $160,000. For the three months ended March 31, 2021, we had direct premiums written of $15,172,000, net premiums earned of $12,049,000, and net earnings of $1,162,000. At March 31, 2022, we had total assets of $198,610,000 and equity of $69,691,000. At December 31, 2021, we had total assets of $200,002,000 and equity of $74,704,000.

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

Our “emerging growth company” status will expire in connection with the filing of our annual report on Form 10-K for the year ended December 31, 2022.

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

~ 19 ~

Net premiums earned

Premiums earned is the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that is not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2022, one-half of the premiums would be earned in 2022 and the other half would be earned in 2023.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized (losses) on equity securities for the three months ended March 31, 2022 were $(1,293,000). Unrealized gains for the three months ended March 31, 2021 for equity securities were $876,000. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

~ 21 ~

The following summarizes our results for the three months ended March 31, 2022 and 2021:

Premiums

Direct premiums written grew by $4,394,000, or 29.0%, to $19,566,000 for the three months ended March 31, 2022 from $15,172,000 for the same period of 2021. Net written premium increased by $4,605,000, or 36.2%, to $17,332,000 for the three months ended March 31, 2022 from $12,727,000 for the same period in 2021. Net premiums earned grew by $3,968,000, or 32.9%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, consistent with pior year’s increased premium writings coupled with less earned premium ceded to reinsurers.

For the three months ended March 31, 2022, we ceded to reinsurers $2,290,000 of earned premiums, compared to $2,472,000 of earned premiums for the three months ended March 31, 2021. Ceded earned premiums as a percent of direct premiums written decreased to 11.7% from 16.3% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to lower reinsurance ceding rates.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $116,000, or 14.5%, to $917,000 for the three months ended March 31, 2022, as compared to $801,000 for the same period in 2021 as a result of an increase in our bond portfolio’s investment income which is sensitive to the changes in interest rates.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin, which was acquired in October 2021. Other income increased by $112,000 or 238.3% during the three months ended March 31, 2022 as a result of the current period’s fewer premium write offs and the Katkin sales in 2022 compared to zero sales during the same period in 2021.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Three-Months Ended
	March 31,

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	7,525	7,142
Prior years	2,670	661
Total incurred	10,195	7,803
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,389	1,288
Prior years	4,802	7,274
Total paid	6,191	8,562
Net unpaid losses and settlement expense - end of the period	51,318	47,797
Plus: Reinsurance recoverable on unpaid losses	16,089	14,011
Gross unpaid losses and settlement expense - end of the period	$67,407	$61,808

Net unpaid losses and settlement expenses increased by $3,520,500, or 7.4%, in the three months ended March 31, 2022 as compared to the same period in 2021. For the three months ended March 31, 2022 and 2021, we experienced unfavorable development of $2,670,000 and $661,000, respectively. The unfavorable development for the three months ended March 31, 2022 was primarily driven by new claims and additional information received in the current quarter for a handful of prior year claims in the following lines of business and denoted accident years: Business Owners Liability (2020; one claim), Liquor

~ 22 ~

Liability (2021; seven claims), and Business Owners Property (2021; five claims). The Workers’ Compensation line of business was the primary driver of adverse development for the three months ended March 31, 2021.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,392,000, or 30.7%, to $10,195,000 for the three months ended March 31, 2022, from $7,803,000 for the same period in 2021. The increase in losses and settlement expenses was driven in part by increased earned premium in the current quarter and the $2,670,000 in prior year adverse loss development.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,304,000, or 29.2%, to $5,772,000 for the three months ended March 31, 2022 from $4,468,000 for the same period in 2021. The increase in these expenses is consistent with the current period’s premium growth experienced across our market footprint. In addition, the Company provided non-executive employees cost of living adjustments in recognition of inflation’s current impact on employees.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 103 basis points from 37.07% to 36.04% for the three months ended March 31, 2022 as compared to the same period in 2021. The primary driver for this change was an increase in earned premium.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $26,000, or 16.0%, in the three months ended March 31, 2022 as compared to the same period in 2021.

Interest Expense

Interest expense increased to $61,000 for the three months ended March 31, 2022 from $54,000 for the same period during 2021 primarily due to three months of interest for the $4.0 million FHLBC loan entered into in May 2021 for which interest did not exist in the first three months of 2021.

Income Tax Expense

We reported income tax benefit of $50,000 and income tax expense of $310,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease in income tax expense in 2022 relates to a pretax loss for the three months ended March 31, 2022 compared to pretax earnings for the same period in 2021. Our effective tax rate for the three months ended March 31, 2022 was 23.7%, compared to 21.1% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~ 23 ~

Financial Position

The following summarizes our financial position as of March 31, 2022 and December 31, 2021:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2022	2021
Case reserves	$29,492	$26,309
IBNR reserves	21,826	21,005
Net unpaid losses and settlement expense	51,318	47,314
Reinsurance recoverable on unpaid loss and settlement expense	16,089	14,521
Reserves for unpaid loss and settlement expense	$67,407	$61,835

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2022 and December 31, 2021.

As of March 31, 2022

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$22,264	$19,108	$41,372
Property	3,692	(336)	3,356
Other	3,536	3,054	6,590
Total net reserves	29,492	21,826	51,318
Reinsurance recoverables	4,545	11,544	16,089
Gross reserves	$34,037	$33,370	$67,407

As of December 31, 2021

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,223	$18,540	$37,763
Property	3,018	(558)	2,460
Other	4,068	3,023	7,091
Total net reserves	26,309	21,005	47,314	$41,980	$49,737
Reinsurance recoverables	4,002	10,519	14,521	12,932	17,112
Gross reserves	$30,311	$31,524	$61,835	$54,912	$66,849

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

~ 24 ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2022 and 2021, we experienced unfavorable development of $2,670,000 and $661,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2021 at $47,314,000. As of March 31, 2022, that reserve was re-estimated at $49,984,000, which is $2,670,000, or 5.6%, higher than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from (18.2)% to (3.1)%. As shown in the table below, since 2017, the variance in our originally estimated accident year selections range from (3.8)% deficient to 5.8% redundant as of March 31, 2022.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2017	2018	2019	2020	2021
As originally estimated	$29,801	$29,762	$33,564	$31,356	$33,968
As estimated at March 31, 2022	30,932	28,049	34,546	30,106	35,232
Net cumulative (deficiency) redundancy	$(1,131)	$1,712	$(981)	$1,251	$(1,264)
% (deficiency) redundancy	(3.8)%	5.8%	(2.9)%	4.0%	(3.7)%

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31, 2021
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$ 41,980	5.6%
Recorded	47,314	0.0%
High End	49,737	(2.6)%

~ 25 ~

If the net loss and settlement expense reserves were recorded at the high end of the actuarially determined range as of December 31, 2021, the loss and settlement expense reserves would increase by $(1,581,000) before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2021 by $(1,249,000). If the loss and settlement expense reserves were recorded at the low end of the actuarially-determined range as of December 31, 2021, the net loss and settlement expense reserves at December 31, 2021 would be reduced by $9,338,000 with corresponding increases in net earnings and equity of $7,377,000.

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$639	$(14)	$655	$(46)	$1,294	$(60)
MBS/ABS/CMBS	27,475	(634)	6,371	(588)	33,846	(1,222)
Corporate	17,257	(1,079)	2,068	(200)	19,325	(1,279)
Municipal	12,131	(1,044)	231	(42)	12,362	(1,086)
Total temporarily impaired fixed maturity securities	$57,502	$(2,771)	$9,325	$(876)	$66,827	$(3,647)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$391	$(9)	$292	$(8)	$683	$(17)
MBS/ABS/CMBS	20,404	(244)	1,124	(52)	21,528	(296)
Corporate	6,428	(162)	995	(26)	7,423	(188)
Municipal	2,676	(19)	269	(4)	2,945	(23)
Total temporarily impaired fixed maturity securities	$29,899	$(434)	$2,680	$(90)	$32,579	$(524)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $2.9 million from a gain of $2,247,000 at the end of 2021 to a loss of $(626,000) as of March 31, 2022. Two factors drove this significant decline.  First was the meaningful higher shift in Treasury yields as a response to news that the Fed would be more aggressive in removing economic accommodations. During the quarter, five year and ten year Treasury rates moved up 120 bps and 83 bps, respectively. Additionally, Corporate spreads widened throughout the quarter, driven mainly by geopolitical concerns arising from Russia’s invasion of Ukraine. During the quarter, Corporate spreads widened about 25 bps.

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased by about $1.9 million from a gain of $1,127,000 at the end of 2021 to a loss of $(764,000) as of March 31, 2022. Like Corporates, Municipal prices declined as Treasury rates rose in the first three months of the year and spreads widened.

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

~ 26 ~

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

For the three months ended March 31, 2022, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2022 and December 31, 2021, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2022 and December 31, 2021, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Deferred acquisition costs	$7,157	$6,539
Unearned premium reserves	37,509	36,212

~ 27 ~

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

As of March 31, 2022 and December 31, 2021, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2018 through the current year are open for examination.

Other Assets

As of March 31, 2022 and December 31, 2021, other assets totaled $1,305,000 and $1,344,000, respectively. The decrease in other assets primarily relates to a decrease in prepaid fees. Other assets include Corporate Owned Life Insurance policies on Arron K. Sutherland, President and Chief Executive Officer, and Norman D. Schmeichel, Vice President – Chief Information Officer.

Outstanding Debt

As of March 31, 2022 and December 31, 2021, outstanding debt balances totaled $18,452,000 and $18,455,000, respectively. The average rate on remaining debt was 1.3% as of March 31, 2022 and December 31, 2021.

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3,500,000 and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The Company paid off this loan in April 2022.

In response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. In May 2021, the Company entered into a $4.0 million and a $5.0 million FHLBC loan. See Note 4 – Debt of this Form 10-Q for more information.

Revolving Line of Credit

We maintain a revolving line of credit with a commercial bank, which permits borrowing up to an aggregate principal amount of $2.0 million. This line of credit is priced at Prime plus 0.5% and renews annually with a current expiration date of July 2022. The Company pledged $2.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. As of December 31, 2021, the Company was in compliance with its financial debt covenant.

There were no borrowings outstanding and there was no interest paid on the line of credit during the three months ended March 31, 2022.

Other Liabilities

As of March 31, 2022 and December 31, 2021, other liabilities totaled $873,000 and $1,031,000, respectively. The decrease in other liabilities relates primarily to $210,000 of investment purchases that were pending settlement as of year-end December 31, 2021.

~ 28 ~

ESOP

In connection with our conversion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020 and April 2021. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2021 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash used in investing activities during the three months ended March 31, 2022 compared to the same period in 2021 relates primarily to purchases of fixed securities. The slight increase in cash used in financing activities during the three months ended March 31, 2022 compared to the same period in 2021 relates to interest paid for a $4.0 million FHLBC loan obtained during the second quarter of 2021 and therefore paid no interest for during the first three months of 2021. See Note 4 – Debt of this Form 10-Q for more information.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three-Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$3,394	$483
Net cash used in investing activities	(3,391)	(1,503)
Net cash used in financing activities	(29)	(22)
Net decrease in cash and cash equivalents	$(26)	$(1,042)

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

The amount available for payment of dividends from ICC in 2022 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2021 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend

~ 29 ~

payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC did not pay any dividends to ICC Holdings, Inc. in the first three months of 2022 and 2021.

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

The average maturity of the debt securities in our investment portfolio at March 31, 2022, was 9.18 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	March 31, 2022
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,187)	$91,685
100 basis point increase	(5,318)	96,554
No change	—	101,872
100 basis point decrease[1]	5,705	107,577
200 basis point decrease[1]	11,094	112,966

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

~ 30 ~

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

~ 31 ~

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
January 1 – January 31, 2022	—	$—	—	$2,649,025
February 1 – February 28, 2022	—	—	—	$2,649,025
March 1 – March 31, 2022	1,545	16.55	1,545	$2,623,455
Total	1,545	$16.55	1,545

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

~ 33 ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2022.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~ 34 ~