Form 10-Q
period 2022-06-30
ICC Holdings, Inc.
filed 2022-08-11
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2022 was 3,284,768.

~ 2 ~

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost of $100,018,472 at 6/30/2022 and $102,145,223 at 12/31/2021)	$92,371,500	$105,841,543
Common stocks at fair value	18,092,308	23,608,197
Preferred stocks at fair value	3,033,312	2,780,450
Other invested assets	3,792,362	3,086,568
Property held for investment, at cost, net of accumulated depreciation of $521,315 at 6/30/2022 and $464,713 at 12/31/2021	5,581,481	5,509,114
Cash and cash equivalents	8,041,975	4,606,378
Total investments and cash	130,912,938	145,432,250
Accrued investment income	707,190	659,413
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $100,000 at 6/30/2022 and 12/31/2021	29,759,983	27,199,804
Ceded unearned premiums	981,211	967,022
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 6/30/2022 and 12/31/2021	15,526,114	14,521,219
Federal income taxes	3,324,334	195,694
Deferred policy acquisition costs, net	7,156,770	6,538,844
Property and equipment, at cost, net of accumulated depreciation of $6,378,208 at 6/30/2022 and $6,243,055 at 12/31/2021	3,206,245	3,144,218
Other assets	1,327,125	1,343,504
Total assets	$192,901,910	$200,001,968

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$70,381,083	$61,834,809
Unearned premiums	39,512,116	36,212,266
Reinsurance balances payable	813,069	1,368,294
Corporate debt	15,000,000	18,455,342
Accrued expenses	4,640,904	5,441,611
Other liabilities	1,047,109	1,030,870
Total liabilities	131,394,281	125,298,054

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(3,192,640)	(3,155,399)
Additional paid-in capital	32,939,978	32,965,136
Accumulated other comprehensive earnings, net of tax	(6,041,174)	2,920,027
Retained earnings	39,993,988	44,282,895
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,227,523)	(2,343,745)
Total equity	61,507,629	74,703,914
Total liabilities and equity	$192,901,910	$200,001,968

1Par value $0.01; authorized: 2022 - 10,000,000 shares and 2021 – 10,000,000 shares; issued: 2022 – 3,500,000 shares and 2021 – 3,500,000 shares; outstanding: 2022 –3,289,558 and 2021 - 3,291,852 shares

22022 –210,442 shares and 2021 –208,148 shares

32022 –222,752 shares and 2021 –234,374 shares

See accompanying notes to consolidated financial statements.

~ 3 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2022	2021
Net premiums earned	$17,024,642	$12,732,807
Net investment income	952,189	783,718
Net realized investment gains	536,809	349,906
Net unrealized (losses) gains on equity securities	(3,804,511)	728,819
Other income	88,226	91,318
Consolidated revenues	14,797,355	14,686,568
Losses and settlement expenses	13,808,605	8,664,280
Policy acquisition costs and other operating expenses	6,002,808	5,047,023
Interest expense on debt	42,241	58,014
General corporate expenses	184,503	196,133
Total expenses	20,038,157	13,965,450
(Loss) earnings before income taxes	(5,240,802)	721,118
Total income tax (benefit) expense	(1,112,035)	158,450
Net (loss) earnings	$(4,128,767)	$562,668

Other comprehensive (loss) earnings, net of tax	(3,992,132)	1,080,987
Comprehensive (loss) earnings	$(8,120,899)	$1,643,655

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(1.35)	$0.18
Diluted:
Diluted net (loss) earnings per share	$(1.34)	$0.18

Weighted average number of common shares outstanding:
Basic	3,069,430	3,051,010
Diluted	3,082,000	3,064,455

See accompanying notes to consolidated financial statements.

~ 4 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2022	2021
Net premiums earned	$33,041,319	$24,781,520
Net investment income	1,869,270	1,585,124
Net realized investment gains	744,394	536,615
Net unrealized (losses) gains on equity securities	(5,097,203)	1,605,135
Other income	247,657	138,034
Consolidated revenues	30,805,437	28,646,428
Losses and settlement expenses	24,003,806	16,466,986
Policy acquisition costs and other operating expenses	11,775,208	9,514,601
Interest expense on debt	103,252	111,716
General corporate expenses	373,918	360,117
Total expenses	36,256,184	26,453,420
(Loss) earnings before income taxes	(5,450,747)	2,193,008
Total income tax (benefit) expense	(1,161,840)	468,401
Net (loss) earnings	$(4,288,907)	$1,724,607

Other comprehensive loss, net of tax	(8,961,201)	(1,145,535)
Comprehensive (loss) earnings	$(13,250,108)	$579,072

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(1.40)	$0.57
Diluted:
Diluted net (loss) earnings per share	$(1.40)	$0.57

Weighted average number of common shares outstanding:
Basic	3,061,119	3,037,738
Diluted	3,073,689	3,051,183

See accompanying notes to consolidated financial statements.

~ 5 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(92,414)		—	—	—	—	(92,414)
Net earnings	—	—		—	—	1,724,607	—	1,724,607
Other comprehensive loss, net of tax	—	—		—	—	—	(1,145,535)	(1,145,535)
Restricted stock unit expense	—	137,599	[1]	—	(50,386)	—	—	87,213
ESOP compensation expense	—	—		116,222	58,391	—	—	174,613
Balance, June 30, 2021	$35,000	$(3,108,653)		$(2,461,893)	$32,788,441	$41,864,722	$4,374,556	$73,492,173

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(238,686)		—	—	—	—	(238,686)
Net loss	—	—		—	—	(4,288,907)	—	(4,288,907)
Other comprehensive loss, net of tax	—	—		—	—	—	(8,961,201)	(8,961,201)
Restricted stock unit expense	—	201,445	[1]	—	(103,699)	—	—	97,746
ESOP compensation expense	—	—		116,222	78,541	—	—	194,763
Balance, June 30, 2022	$35,000	$(3,192,640)		$(2,227,523)	$32,939,978	$39,993,988	$(6,041,174)	$61,507,629

[1]Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

~ 6 ~

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(4,288,907)	$1,724,607
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities
Net realized investment gains	(744,394)	(536,615)
Net unrealized losses (gains) on equity securities	5,097,203	(1,605,135)
Depreciation	341,014	321,015
Deferred income tax	(1,191,849)	267,950
Amortization of bond premium and discount	115,225	143,687
Stock-based compensation expense	292,509	261,826
Change in:
Accrued investment income	(47,777)	4,582
Premiums and reinsurance balances receivable	(2,560,179)	(1,352,895)
Ceded unearned premiums	(14,189)	(82,340)
Reinsurance balances payable	(555,225)	470,133
Reinsurance balances recoverable	(1,004,895)	(2,897,838)
Deferred policy acquisition costs	(617,926)	(652,178)
Unpaid losses and settlement expenses	8,546,274	2,282,563
Unearned premiums	3,299,850	3,611,517
Accrued expenses	(800,707)	391,232
Current federal income tax	(509,561)	179,075
Other	257,609	(107,600)
Net cash provided by operating activities	5,614,074	2,423,587
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(10,602,574)	(12,878,221)
Common stocks	(1,927,583)	(5,259,415)
Preferred stocks	(1,166,999)	(333,734)
Other invested assets	(725,000)	(100,000)
Property held for investment	(432,279)	(994,832)
Property and equipment	(329,264)	(481,864)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	12,614,074	6,184,298
Common stocks	3,376,818	1,964,835
Preferred stocks	403,708	340,523
Other invested assets	18,518	300,000
Property held for investment	278,679	1,316,993
Property and equipment	7,454	15,135
Net cash provided by (used in) investing activities	1,515,552	(9,926,282)
Cash flows from financing activities:
Proceeds from loans	5,000,000	9,000,000
Repayments of borrowed funds	(8,455,342)	(4,005,245)
Purchase of treasury stock	(238,686)	(92,414)
Net cash (used in) provided by financing activities	(3,694,029)	4,902,341
Net increase (decrease) in cash and cash equivalents	3,435,597	(2,600,354)
Cash and cash equivalents at beginning of year	4,606,378	6,598,842
Cash and cash equivalents at end of period	$8,041,975	$3,998,488
Supplemental information:
Interest paid	$97,900	$108,800

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 23.2% and 24.8% of the premium is written in Illinois for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, approximately 23.2% and 24.8%, respectively, of the premium is written in Illinois. The Company operates as one segment.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021 (the “2021 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2022 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

~ 8 ~

E.     PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended June 30, 2022 and 2021, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2022	2021
Automobiles	$494,770	$507,889
Furniture and fixtures	516,741	512,268
Computer equipment and software	4,555,944	4,350,118
Home office	4,016,998	4,016,998
Total cost	9,584,453	9,387,273
Accumulated depreciation	(6,378,208)	(6,243,055)
Net property and equipment	$3,206,245	$3,144,218

F.     COMPREHENSIVE EARNINGS

Comprehensive (loss) earnings include net (loss) earnings plus unrealized (losses) gains on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings and comprehensive earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) of $(2,382,091) and $(304,509) for the six months ended June 30, 2022 and 2021, respectively.

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Six-Months Ended June 30,
	2022	2021
Beginning balance	$2,920,027	$5,520,091

Other comprehensive loss before reclassification	(8,961,697)	(1,137,734)
Amount reclassified from accumulated other comprehensive loss	496	(7,801)
Net current period other comprehensive loss	(8,961,201)	(1,145,535)
Ending balance	$(6,041,174)	$4,374,556

~ 9 ~

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding (losses) gains arising during the period	$(5,063,685)	$1,063,373	$(4,000,312)	$1,376,922	$(289,153)	$1,087,769
Reclassification adjustment for losses (gains) included in net earnings	10,355	(2,175)	8,180	(8,584)	1,802	(6,782)
Total other comprehensive (loss) earnings	$(5,053,330)	$1,061,198	$(3,992,132)	$1,368,338	$(287,351)	$1,080,987

	Six-Month Periods Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(11,343,920)	$2,382,223	$(8,961,697)	$(1,440,170)	$302,436	$(1,137,734)
Reclassification adjustment for losses (gains) included in net earnings	628	(132)	496	(9,874)	2,073	(7,801)
Total other comprehensive loss	$(11,343,292)	$2,382,091	$(8,961,201)	$(1,450,044)	$304,509	$(1,145,535)

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings

	Three-Month Periods Ended		Six-Month Periods Ended
Details about Accumulated Other	June 30,		June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2022	2021	2022	2021	where Net Earnings is Presented
Unrealized losses (gains) on AFS investments:
	$10,355	$(8,584)	$628	$(9,874)	Net realized investment losses (gains)
	(2,175)	1,802	(132)	2,073	Income tax expense
Total reclassification adjustment, net of tax	$8,180	$(6,782)	$496	$(7,801)

G.     RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The ongoing COVID-19 pandemic has resulted in, and could continue to result in, significant disruptions in economic activity and financial markets. Russia’s invasion of Ukraine, inflation and related monetary policy responses, and recession fears are also causing volatility. The cumulative effects of these events on the Company cannot be predicted, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

~ 10 ~

2.     INVESTMENTS

The Company’s investments are primarily composed of fixed income debt securities and common and preferred equity securities. We carry our equity securities at fair value and categorize all our fixed maturity debt securities as available-for-sale (AFS), which are carried at fair value. When available, quoted market prices are obtained to determine fair value for the Company’s investments. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. The Company has no investment securities for which fair value is determined using Level 3 inputs as defined in Note 3 – Fair Value Disclosures. Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date, which does not differ significantly from trade date accounting.

Available-for-Sale Fixed Maturity and Equity Securities

The following tables are a summary of the proceeds from sales, maturities, and calls of AFS fixed maturity and equity securities and the related gross realized gains and losses.

	For the Three-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2022
Fixed maturity securities	$10,168,949	$96,191	$(106,546)	$(10,355)
Common stocks	2,740,714	736,152	(186,562)	549,590
Preferred stocks	38,200	—	(2,426)	(2,426)
2021
Fixed maturity securities	$2,699,867	$18,137	$(9,553)	$8,584
Common stocks	1,277,820	342,408	(33,342)	309,065
Preferred stocks	262,054	32,256	—	32,256

	For the Six-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2022
Fixed maturity securities	$12,614,074	$105,918	$(106,546)	$(628)
Common stocks	3,376,818	940,342	(194,632)	745,710
Preferred stocks	403,708	7,745	(8,433)	(688)
2021
Fixed maturity securities	$6,184,298	$19,456	$(9,582)	$9,874
Common stocks	1,964,835	554,769	(65,739)	489,030
Preferred stocks	340,523	37,711	—	37,711

The amortized cost and estimated fair value of fixed income securities at June 30, 2022, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$598,599	$600,352
Due after one year through five years	16,090,223	15,725,521
Due after five years through 10 years	18,130,639	16,524,045
Due after 10 years	26,877,655	23,362,604
Asset and mortgage backed securities without a specific due date	38,105,551	35,947,073
Redeemable preferred stocks	215,805	211,905
Total fixed maturity securities	$100,018,472	$92,371,500

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

~ 11 ~

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at June 30, 2022 and December 31, 2021

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,353,242	$1,278,703	$—	$(74,539)
MBS/ABS/CMBS	38,105,551	35,947,073	4,743	(2,163,221)
Corporate	38,820,084	36,002,420	94,211	(2,911,876)
Municipal	21,523,790	18,931,399	129,114	(2,721,505)
Redeemable preferred stock	215,805	211,905	3,840	(7,740)
Total fixed maturity securities	$100,018,472	$92,371,500	$231,908	$(7,878,881)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,044	$1,345,992	$11,276	$(17,328)
MBS/ABS/CMBS	40,712,275	41,023,871	607,483	(295,887)
Corporate	38,959,905	41,206,964	2,434,738	(187,679)
Municipal	20,905,194	22,031,831	1,149,998	(23,361)
Redeemable preferred stock	215,805	232,885	17,080	—
Total fixed maturity securities	$102,145,223	$105,841,543	$4,220,575	$(524,255)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $11,461,525 and $14,351,099, residential mortgage backed securities of $15,129,817 and $14,975,101, and commercial mortgage backed securities of $9,355,731 and $11,697,671 at June 30, 2022 and December 31, 2021, respectively.

~ 12 ~

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2022			December 31, 2021
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$630,063	$648,641	$1,278,704	$391,250	$291,891	$683,141
Amortized cost	652,843	700,400	1,353,243	400,408	300,061	700,469
Unrealized loss	(22,780)	(51,759)	(74,539)	(9,158)	(8,170)	(17,328)
MBS/ABS/CMBS
Fair value	26,290,190	8,213,254	34,503,444	20,403,757	1,124,095	21,527,852
Amortized cost	27,523,725	9,142,940	36,666,665	20,647,568	1,176,171	21,823,739
Unrealized loss	(1,233,535)	(929,686)	(2,163,221)	(243,811)	(52,076)	(295,887)
Corporate
Fair value	27,074,435	1,516,798	28,591,233	6,428,166	995,235	7,423,401
Amortized cost	29,745,958	1,757,151	31,503,109	6,590,227	1,020,853	7,611,080
Unrealized loss	(2,671,523)	(240,353)	(2,911,876)	(162,061)	(25,618)	(187,679)
Municipal
Fair value	13,669,863	211,521	13,881,384	2,676,052	269,247	2,945,299
Amortized cost	16,329,722	273,167	16,602,889	2,695,269	273,391	2,968,660
Unrealized loss	(2,659,859)	(61,646)	(2,721,505)	(19,217)	(4,144)	(23,361)
Redeemable preferred stock
Fair value	139,155	—	139,155	—	—	—
Cost	146,895	—	146,895	—	—	—
Unrealized loss	(7,740)	—	(7,740)	—	—	—
Total
Fair value	67,803,706	10,590,214	78,393,920	29,899,225	2,680,468	32,579,693
Amortized cost	74,399,143	11,873,658	86,272,801	30,333,472	2,770,476	33,103,948
Unrealized loss	(6,595,437)	$(1,283,444)	$(7,878,881)	$(434,247)	$(90,008)	$(524,255)

The fixed income portfolio contained 201 securities in an unrealized loss position as of June 30, 2022. Of these 201 securities, 21 have been in an unrealized loss position for 12 consecutive months or longer and represent $1,283,444 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the first six months ended June 30, 2022. For all fixed income securities at a loss at June 30, 2022, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at June 30, 2022 and December 31, 2021.

~ 13 ~

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized (losses) for the three and six months ended June 30, 2022 for equity securities held as of June 30, 2022 were $(3,804,511) and $(5,097,203), respectively. Net unrealized gains for the three and six months ended June 30, 2021 for equity securities held as of June 30, 2021 were $728,819 and $1,605,135, respectively.

Other Invested Assets

Other invested assets as of June 30, 2022 and December 31, 2021 were $3,792,362 and $3,086,568, respectively.

Other invested assets as of June 30, 2022 include privately held investments of $2,314,629 and notes receivable of $1,052,733, compared to $1,720,502 and $1,066,066, respectively, at December 31, 2021. The notes bear interest between 3.9% and 6.5%. As of June 30, 2022, $18,518 in note payments were received and $5,185 in accrued escrow and interest receivable was recorded. Comparatively, as of June 30, 2021, no note payments were received and $6,970 in accrued escrow and interest receivable was recorded. The Company had no allowance recorded related to uncollectible note receivables at June 30, 2022 and December 31, 2021.

In addition, other invested assets includes a membership in the Federal Home Loan Bank of Chicago (FHLBC) worth $425,000 and $300,000 as of June 30, 2022 and December 31, 2021, respectively.

In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of June 30, 2022 and December 31, 2021, no calls were received.

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

~ 14 ~

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

Preferred Stock—Preferred stocks do not have readily observable prices but do have quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices and are classified as Level 2. All preferred stock holdings are deemed Level 2.

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets as well as debt obligations are carried at face value and given that there is no readily available market for these to trade in, management believes that face value accurately reflects fair value.

~ 15 ~

Assets measured at fair value on a recurring basis as of June 30, 2022, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,278,703	$—	$—	$1,278,703
MBS/ABS/CMBS	—	35,947,073	—	35,947,073
Corporate	—	36,002,420	—	36,002,420
Municipal	—	18,931,399	—	18,931,399
Redeemable preferred stocks	—	211,905	—	211,905
Total fixed maturity securities	1,278,703	91,092,797	—	92,371,500
Equity securities
Common stocks	18,092,308	—	—	18,092,308
Perpetual preferred stocks	—	3,033,312	—	3,033,312
Total equity securities	18,092,308	3,033,312	—	21,125,620
Total marketable investments measured at fair value	$19,371,011	$94,126,109	$—	$113,497,120

Assets measured at fair value on a recurring basis as of December 31, 2021, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,345,992	$—	$—	$1,345,992
MBS/ABS/CMBS	—	41,023,871	—	41,023,871
Corporate	—	41,206,964	—	41,206,964
Municipal	—	22,031,831	—	22,031,831
Redeemable preferred stocks	—	232,885	—	232,885
Total fixed maturity securities	1,345,992	104,495,551	—	105,841,543
Equity securities
Common stocks	23,608,197	—	—	23,608,197
Perpetual preferred stocks	—	2,780,450	—	2,780,450
Total equity securities	23,608,197	2,780,450	—	26,388,647
Total marketable investments measured at fair value	$24,954,189	$107,276,001	$—	$132,230,190

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022 or December 31, 2021. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the six-month periods ended June 30, 2022 and 2021.

~ 16 ~

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

The Company also has borrowing capacity of $42.0 million, which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end.

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

In May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, five-year FHLBC loan.

A one year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan rolled over to a $5.0 million, 1.36% fixed interest loan.

The Company has $19.3 million in bonds pledged as collateral for all FHLBC loans.

The total balance of the debt agreements at June 30, 2022 and December 31, 2021 was $15,000,000 and $18,455,342, respectively. The average interest rate on remaining debt was 1.2% as of June 30, 2022 and 1.3% as of December 31, 2021.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. This line of credit is priced at Prime plus 0.5% with a floor of 4.75% and renews annually with a current expiration date of July 2023. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance.

There was no interest paid on the line of credit during the six months ended June 30, 2022 and 2021.

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

~ 17 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2022	2021
WRITTEN
Direct	$21,228,432	$18,516,434
Reinsurance assumed	32,410	(34,245)
Reinsurance ceded	(2,266,365)	(2,898,257)
Net	$18,994,477	$15,583,932
EARNED
Direct	$19,231,944	$15,576,595
Reinsurance assumed	25,851	(26,862)
Reinsurance ceded	(2,233,153)	(2,816,926)
Net	$17,024,642	$12,732,807
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$15,524,735	$12,038,753
Reinsurance assumed	2,284	(15,194)
Reinsurance ceded	(1,718,414)	(3,359,279)
Net	$13,808,605	$8,664,280

	Six-Month Periods Ended June 30,
	2022	2021
WRITTEN
Direct	$40,794,615	$33,688,469
Reinsurance assumed	69,358	(6,347)
Reinsurance ceded	(4,536,993)	(5,371,425)
Net	$36,326,980	$28,310,697
EARNED
Direct	$37,496,644	$30,058,645
Reinsurance assumed	67,479	11,960
Reinsurance ceded	(4,522,804)	(5,289,085)
Net	$33,041,319	$24,781,520
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$28,137,877	$22,806,187
Reinsurance assumed	47,693	10,251
Reinsurance ceded	(4,181,764)	(6,349,452)
Net	$24,003,806	$16,466,986

~ 18 ~

6.     UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	June 30,

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,407	$61,808
Less: Ceded	16,089	14,011
Net	51,318	47,797
Increase in incurred losses and settlement expense:
Current year	11,960	8,094
Prior years	1,849	570
Total incurred	13,809	8,664
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,605	3,523
Prior years	5,667	4,998
Total paid	10,272	8,521
Net unpaid losses and settlement expense - end of the period	54,855	47,940
Plus: Reinsurance recoverable on unpaid losses	15,526	15,918
Gross unpaid losses and settlement expense - end of the period	$70,381	$63,858

	For the Six-Months Ended
	June 30,

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	19,485	15,236
Prior years	4,519	1,231
Total incurred	24,004	16,467
Deduct: Loss and settlement expense payments for claims incurred:
Current year	5,994	4,811
Prior years	10,469	12,272
Total paid	16,463	17,083
Net unpaid losses and settlement expense - end of the period	54,855	47,940
Plus: Reinsurance recoverable on unpaid losses	15,526	15,918
Gross unpaid losses and settlement expense - end of the period	$70,381	$63,858

For the six months ended June 30, 2022 and 2021, we experienced unfavorable development of $4,519,000 and $1,231,000, respectively. The unfavorable development for the six months ended June 30, 2022 was primarily driven by new claims and additional information received for a handful of prior year claims in the following lines of business and denoted accident years: Business Owners Liability (2020; one claim & 2017; two claims) and Liquor Liability (2019; one claim). The Business Owners Property line of business was the primary driver of adverse development for the six months ended June 30, 2022.

~ 19 ~

7.     INCOME TAXES

The Company’s effective tax rate for the six month periods ended June 30, 2022 was 21.3% compared to 21.4% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the six month periods ended June 30, 2022 and 2021 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	June 30,
	2022	2021
Provision for income taxes at the statutory federal tax rates	$(1,100,569)	$151,435
Increase (reduction) in taxes resulting from:
Dividends received deduction	(11,117)	(7,967)
Tax-exempt interest income	(12,961)	(14,753)
Proration of tax-exempt interest and dividends received deduction	5,828	5,499
Nondeductible expenses	10,119	24,069
Officer life insurance, net	(3,335)	167
Total	$(1,112,035)	$158,450

	For the Six-Months Ended
	June 30,
	2022	2021
Provision for income taxes at the statutory federal tax rates	$(1,144,657)	$460,532
Increase (reduction) in taxes resulting from:
Dividends received deduction	(22,398)	(16,075)
Tax-exempt interest income	(26,312)	(29,547)
Proration of tax-exempt interest and dividends received deduction	11,798	11,063
Nondeductible expenses	27,411	42,095
Officer life insurance, net	(7,682)	333
Total	$(1,161,840)	$468,401

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of June 30, 2022 and December 31, 2021, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2018 through current year. There are currently no open tax exams.

~ 20 ~

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings contributed $92,080 and $0 to the ESOP for the six months ended June 30, 2022 and 2021, respectively. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June 30, 2022, we recognized compensation expense of $194,763 related to 11,622 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2022. For the six months ended June 30, 2021, we recognized compensation expense of $174,613 related to 11,622 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2021.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	$259,059	$13.30
Granted	219,945	17.05
Vested	(97,747)	13.47
Nonvested at June 30, 2022	$381,257	$15.17

9.     SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~ 21 ~

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ICC Holdings, Inc. ICC Holdings, Inc., and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in ICC Holdings, Inc.'s filings with the Securities and Exchange Commission (SEC) and its reports to shareholders. Generally, the inclusion of the words “anticipates,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “plans,” “seek”, “will,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that ICC Holdings, Inc. expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management and are applicable only as of the dates of such statements.

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

•actual claims may exceed our best estimate of ultimate insurance losses incurred through June 30, 2022 resulting directly from the COVID-19 pandemic and consequent economic crises;

•our reserves at June 30, 2022 could change including as a result of, among other things, the impact of legislative or regulatory actions taken in response to COVID-19;

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

•the cost, availability, and collectability of reinsurance;

•estimates and adequacy of loss reserves and trends in loss and settlement expenses;

•changes in the coverage terms selected by insurance customers, including higher limits;

•our inability to obtain regulatory approval of, or to implement, premium rate increases;

•our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

~ 22 ~

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

For the six months ended June 30, 2022, we had direct written premiums of $40,795,000, net premiums earned of $33,041,000, and net loss of $4,289,000. For the six months ended June 30, 2021, we had direct premiums written of $33,688,000, net premiums earned of $24,782,000, and net earnings of $1,725,000. At June 30, 2022, we had total assets of $192,902,000 and equity of $61,508,000. At December 31, 2021, we had total assets of $200,002,000 and equity of $74,704,000.

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

~ 23 ~

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Unrealized (losses) on equity securities for the three and six months ended June 30, 2022 were $(3,805,000) and $(5,097,000), respectively. Unrealized gains for the three and six months ended June 30, 2021 for equity securities were $729,000 and $1,605,000, respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

ICC’s expenses consist primarily of:

Losses and settlement expenses

Losses and settlement expenses represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending, and adjusting claims.

Amortization of deferred policy acquisition costs and other operating expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses. Variable policy acquisition costs consist of commission expenses, premium taxes and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Fixed policy acquisition costs are expensed as incurred. These costs include salaries, rent, office supplies, and depreciation. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses.

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

We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and settlement expense, underwriting expense, and combined ratios. We also measure profitability by examining underwriting income (loss) and net earnings (loss).

~ 24 ~

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

Expense ratio

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other operating expenses to premiums earned, and measures our operational efficiency in producing, underwriting, and administering our insurance business.

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

~ 25 ~

The following summarizes our results for the six months ended June 30, 2022 and 2021:

Premiums

Direct premiums written grew by $7,107,000, or 21.1%, to $40,795,000 for the six months ended June 30, 2022 from $33,688,000 for the same period of 2021. Net written premium increased by $8,017,000, or 28.3%, to $36,327,000 for the six months ended June 30, 2022 from $28,310,000 for the same period in 2021. Net premiums earned grew by $8,259,000, or 33.3%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, consistent with our increased premium writings in 2022 and 2021 coupled with less earned premium ceded to reinsurers.

For the six months ended June 30, 2022, we ceded to reinsurers $4,523,000 of earned premiums, compared to $5,289,000 of earned premiums for the six months ended June 30, 2021. Ceded earned premiums as a percent of direct premiums written decreased to 11.1% from 15.7% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to lower reinsurance ceding rates.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $284,000, or 17.9%, to $1,869,000 for the six months ended June 30, 2022, as compared to $1,585,000 for the same period in 2021. These increases are a result of increased rates on our fixed income portfolio and an increase in overall equity holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin, which was acquired in October 2021. Other income increased by $110,000, or 79.7%, during the six months ended June 30, 2022 as compared to the same period in 2021 as a result of the Katkin sales in 2022 compared to zero sales during the same period in 2021 and a positive change in the cash value of officer life insurance.

Unpaid Losses and Settlement Expenses

	For the Six-Months Ended
	June 30,

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	19,485	15,236
Prior years	4,519	1,231
Total incurred	24,004	16,467
Deduct: Loss and settlement expense payments for claims incurred:
Current year	5,994	4,811
Prior years	10,469	12,272
Total paid	16,463	17,083
Net unpaid losses and settlement expense - end of the period	54,855	47,940
Plus: Reinsurance recoverable on unpaid losses	15,526	15,918
Gross unpaid losses and settlement expense - end of the period	$70,381	$63,858

Net unpaid losses and settlement expenses increased by $6,913,500, or 14.4%, in the six months ended June 30, 2022 as compared to the same period in 2021. For the six months ended June 30, 2022 and 2021, we experienced unfavorable development of $4,519,000 and $1,231,000, respectively. The unfavorable development for the six months ended June 30, 2022 was primarily driven by new claims and additional information received for the six months ended June 30, 2022 for a handful of prior year claims in the following lines of business and denoted accident years: Business Owners Liability (2020;

~ 26 ~

one claim & 2017; two claims) and Liquor Liability (2019; one claim). The Business Owners Property line of business was the primary driver of adverse development for the six months ended June 30, 2022.

Losses and Settlement Expenses

Losses and settlement expenses increased by $7,537,000, or 45.8%, to $24,004,000 for the six months ended June 30, 2022, from $16,467,000 for the same period in 2021. The increase in losses and settlement expenses was driven in part by increased earned premium in 2022 and the $4,519,000 in prior year adverse loss development.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $2,260,000, or 23.8%, to $11,775,000 for the six months ended June 30, 2022 from $9,515,000 for the same period in 2021. The increase in these expenses is mainly due to increased commissions consistent with the current period’s premium growth experienced across our market footprint. In addition, the Company provided non-executive employees cost of living adjustments in recognition of inflation’s current impact on employees.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 275 basis points from 38.4% to 35.6% for the six months ended June 30, 2022 as compared to the same period in 2021. The primary driver for this change was an increase in earned premium.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $14,000, or 3.9%, in the six months ended June 30, 2022 as compared to the same period in 2021.

Interest Expense

Interest expense decreased to $103,000 for the six months ended June 30, 2022 from $112,000 for the same period during 2021.

Income Tax Expense

We reported income tax benefit of $1,162,000 and income tax expense of $468,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense in 2022 relates to a pretax loss for the six months ended June 30, 2022 compared to pretax earnings for the same period in 2021. Our effective tax rate for the six months ended June 30, 2022 was 21.3%, compared to 21.4% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended June 30, 2022 and 2021:

Premiums

Direct premiums written grew by $2,713,000, or 14.7%, to $21,229,000 for the three months ended June 30, 2022 from $18,516,000 for the same period of 2021. Net written premium grew by $3,410,000, or 21.9%, to $18,994,000 for the three months ended June 30, 2022 from $15,584,000 for the same period in 2021. Net premiums earned grew by $4,291,000, or 33.7%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, consistent with our increased premium writings in 2022 and 2021 coupled with less earned premium ceded to reinsurers.

For the three months ended June 30, 2022, we ceded to reinsurers $2,233,000 of earned premiums, compared to $2,817,000 of earned premiums for the three months ended June 30, 2021. Ceded earned premiums as a percent of direct

~ 27 ~

premiums written decreased to 10.5% from 15.2% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to lower reinsurance ceding rates.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $168,000, or 21.4%, to $952,000 for the three months ended June 30, 2022, as compared to $784,000 for the same period in 2021. These increases are as a result of increased rates on our fixed income portfolio and an increase in overall equity holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin, which was acquired in October 2021. Other income decreased by $3,000 or 3.3% during the three months ended June 30, 2022 as compared to the same period in 2021.

Losses and Settlement Expenses

Losses and settlement expenses increased by $5,145,000, or 59.4%, to $13,809,000 for the three months ended June 30, 2022, from $8,664,000 for the same period in 2021. The increase in losses and settlement expenses was driven in part by increased earned premium in 2022 and the $1,850,000 in prior year adverse loss development.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $956,000, or 18.9%, to $6,003,000 for the three months ended June 30, 2022 from $5,047,000 for the same period in 2021. The increase is mainly due to increased commissions consistent with the current period’s premium growth experienced across our market footprint.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 437 basis points from 39.6% to 35.3% for the three months ended June 30, 2022 as compared to the same period in 2021. The primary driver for this change was an increase in earned premium.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses decreased by $11,000, or 5.6%, in the three months ended June 30, 2022 as compared to the same period in 2021.

Interest Expense

Interest expense decreased to $42,000 for the three months ended June 30, 2022 from $58,000 for the same period during 2021.

~ 28 ~

Income Tax Expense

We reported income tax benefit of $1,112,000 and income tax expense of $158,000 for the three months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense in 2022 relates to a pretax loss for the three months ended June 30, 2022 compared to pretax earnings for the same period in 2021. Our effective tax rate for the three months ended June 30, 2022 was 21.2%, compared to 22.0% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of June 30, 2022 and December 31, 2021:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2022	2021
Case reserves	$32,709	$26,309
IBNR reserves	22,146	21,005
Net unpaid losses and settlement expense	54,855	47,314
Reinsurance recoverable on unpaid loss and settlement expense	15,526	14,521
Reserves for unpaid loss and settlement expense	$70,381	$61,835

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2022 and December 31, 2021.

As of June 30, 2022

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$23,447	$19,515	$42,962
Property	5,608	(589)	5,019
Other	3,654	3,220	6,874
Total net reserves	32,709	22,146	54,855
Reinsurance recoverables	4,471	11,055	15,526
Gross reserves	$37,180	$33,201	$70,381

As of December 31, 2021

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,223	$18,540	$37,763
Property	3,018	(558)	2,460
Other	4,068	3,023	7,091
Total net reserves	26,309	21,005	47,314	$41,980	$49,737
Reinsurance recoverables	4,002	10,519	14,521	12,932	17,112
Gross reserves	$30,311	$31,524	$61,835	$54,912	$66,849

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2022 and 2021, we experienced unfavorable development of $4,519,000 and $1,231,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2021 at $47,314,000. As of June 30, 2022, that reserve was re-estimated at $51,833,000, which is $4,519,000, or 9.6%, higher than the initial estimate.

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

~ 30 ~

subsequent changes in fair value recorded in net earnings (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or other-than-temporarily impaired.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$630	$(23)	$649	$(52)	$1,279	$(75)
MBS/ABS/CMBS	26,290	(1,234)	8,212	(930)	34,502	(2,164)
Corporate	27,075	(2,671)	1,517	(240)	28,592	(2,911)
Municipal	13,670	(2,660)	212	(61)	13,882	(2,721)
Redeemable preferred stock	139	(8)	—	—	139	(8)
Total temporarily impaired fixed maturity securities	$67,804	$(6,595)	$10,590	$(1,283)	$78,394	$(7,879)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$391	$(9)	$292	$(8)	$683	$(17)
MBS/ABS/CMBS	20,404	(244)	1,124	(52)	21,528	(296)
Corporate	6,428	(162)	995	(26)	7,423	(188)
Municipal	2,676	(19)	269	(4)	2,945	(23)
Total temporarily impaired fixed maturity securities	$29,899	$(434)	$2,680	$(90)	$32,579	$(524)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $5.1 million from a gain of $2,247,000 at the end of 2021 to a loss of $(2,818,000) as of June 30, 2022. Two factors drove this significant decline. First was the meaningful shift higher in Treasury yields as a response to news that the Fed would be more aggressive in removing economic accommodations. During the first half of 2022, five year and ten year Treasury rates moved up 176 bps and 148 bps, respectively. Additionally, Corporate spreads widened about 65 bps throughout the first half of 2022, driven mainly by geopolitical concerns arising from Russia’s invasion of Ukraine, inflation and related monetary policies, and the increasing probability of a recession.

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased by about $3.7 million from a gain of $1,127,000 at the end of 2021 to a loss of $(2,592,000) as of June 30, 2022. Municipal prices declined as Treasury rates rose in the first six months of 2022.

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For corporates, as an example, we screen for any holding that has a market price below $80. For munis, we screen for securities that have an unrealized loss of more than 5% of book value. When assessing whether the amortized cost basis of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is other-than-temporary. If we identify that an other-than-temporary impairment (OTTI) loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the OTTI loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the OTTI will be recognized in earnings.

~ 31 ~

For the six months ended June 30, 2022, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2022 and December 31, 2021, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At June 30, 2022 and December 31, 2021, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2022	December 31, 2021
Deferred acquisition costs	$7,157	$6,539
Unearned premium reserves	39,512	36,212

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

~ 32 ~

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

As of June 30, 2022 and December 31, 2021, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2018 through the current year are open for examination.

Other Assets

As of June 30, 2022 and December 31, 2021, other assets totaled $1,327,000 and $1,344,000, respectively. The decrease in other assets primarily relates to a decrease in prepaids.

Outstanding Debt

As of June 30, 2022 and December 31, 2021, outstanding debt balances totaled $15,000,000 and $18,455,000, respectively. The average rate on remaining debt was 1.2% and 1.3% as of June 30, 2022 and December 31, 2021.

Debt Obligations

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The Company paid off this loan in April 2022.

The Company also has borrowing capacity of $42.0 million, which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end.

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

In May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, five year FHLBC loan.

A one year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan rolled over to a $5.0 million, 1.36% fixed interest loan.

The Company has $19.3 million in bonds pledged as collateral for all FHLBC loans

Revolving Line of Credit

We maintain a revolving line of credit with a commercial bank which permits borrowing up to an aggregate principal amount of $4.0 million. This line of credit is priced at Prime plus 0.5% with a 4.75% floor and renews annually with a current expiration date of July 2023. Prior to our July 2022 renewal this line had been $2.0 million. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance.

There were no borrowings outstanding and there was no interest paid on the line of credit during the six months ended June 30, 2022.

Other Liabilities

As of June 30, 2022 and December 31, 2021, other liabilities totaled $1,047,000 and $1,031,000, respectively.

~ 33 ~

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

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020, April 2021, and April 2022. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2021 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash provided by investing activities during the six months ended June 30, 2022 compared to the same period in 2021 relates primarily to sales of fixed securities. The decrease in cash used in financing activities during the six months ended June 30, 2022 compared to the same period in 2021 relates to repayment of the $3.5 million commercial bank loan in April 2022.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the six months ended June 30, 2022 and 2021 were as follows:

	Six-Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$5,614	$2,424
Net cash provided by (used in) investing activities	1,516	(9,926)
Net cash (used in) provided by financing activities	(3,694)	4,902
Net increase (decrease) in cash and cash equivalents	$3,436	$(2,600)

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

The amount available for payment of dividends from ICC in 2022 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2021 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect

~ 34 ~

our future liquidity. ICC paid a $3.0M dividend to ICC Holdings, Inc. in April 2022. ICC paid $800,000 in dividends in the first six months of 2021.

The actual timing of gross loss and loss adjustment expense payments is unknown and therefore timing estimates are based on historical experience and the expectations of future payment patterns.

Item 3. Quantitative and Qualitative Information about Market Risk

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging, trading, or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average maturity of the debt securities in our investment portfolio at June 30, 2022, was 9.21 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	June 30, 2022
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(9,154)	$83,217
100 basis point increase	(4,803)	87,568
No change	—	92,371
100 basis point decrease[1]	(5,205)	87,166
200 basis point decrease[1]	(10,586)	81,785

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

~ 35 ~

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that required information is recorded, processed, summarized, and reported within the required timeframe as specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

~ 36 ~

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
April 1 – April 30, 2022	5,300	$17.05	5,300	$2,533,090
May 1 – May 31, 2022	1,174	16.57	1,174	$2,513,637
June 1 – June 30, 2022	6,164	16.76	6,164	$2,410,328
Total	12,638	$—	12,638

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

~ 38 ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2022.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

~ 39 ~