Form 10-Q
period 2022-09-30
ICC Holdings, Inc.
filed 2022-11-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2022 was 3,155,138.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost of $103,689,841 at 9/30/2022 and $102,145,223 at 12/31/2021)	$91,727,759	$105,841,543
Common stocks at fair value	17,763,670	23,608,197
Preferred stocks at fair value	2,762,210	2,780,450
Other invested assets	4,556,769	3,086,568
Property held for investment, at cost, net of accumulated depreciation of $563,073 at 9/30/2022 and $464,713 at 12/31/2021	5,831,065	5,509,114
Cash and cash equivalents	3,280,008	4,606,378
Total investments and cash	125,921,481	145,432,250
Accrued investment income	776,896	659,413
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $100,000 at 9/30/2022 and 12/31/2021	30,320,652	27,199,804
Ceded unearned premiums	977,283	967,022
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 9/30/2022 and 12/31/2021	14,768,237	14,521,219
Federal income taxes	4,097,155	195,694
Deferred policy acquisition costs, net	7,202,485	6,538,844
Property and equipment, at cost, net of accumulated depreciation of $6,499,976 at 9/30/2022 and $6,243,055 at 12/31/2021	3,314,731	3,144,218
Other assets	2,046,289	1,343,504
Total assets	$189,425,209	$200,001,968

Liabilities and Equity
Liabilities:
Unpaid losses and settlement expenses	$68,630,450	$61,834,809
Unearned premiums	40,193,784	36,212,266
Reinsurance balances payable	1,227,713	1,368,294
Corporate debt	15,000,000	18,455,342
Accrued expenses	5,213,706	5,441,611
Income taxes - deferred	—	954,862
Other liabilities	2,510,388	1,030,870
Total liabilities	132,776,041	125,298,054

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,423,190)	(3,155,399)
Additional paid-in capital	33,032,189	32,965,136
Accumulated other comprehensive (loss) earnings, net of tax	(9,450,111)	2,920,027
Retained earnings	40,623,729	44,282,895
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,168,449)	(2,343,745)
Total equity	56,649,168	74,703,914
Total liabilities and equity	$189,425,209	$200,001,968

1 Par value $0.01; authorized: 2022 - 10,000,000 shares and 2021 – 10,000,000 shares; issued: 2022 – 3,500,000 shares and 2021 – 3,500,000 shares; outstanding: 2022 – 3,156,285 and 2021 – 3,291,852 shares

2 2022 – 343,715 shares and 2021 – 208,148 shares

3 2022 – 216,845 shares and 2021 – 234,374 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2022	2021
Net premiums earned	$17,724,441	$14,079,395
Net investment income	1,027,631	823,912
Net realized investment gains	41,206	287,455
Net unrealized losses on equity securities	(1,084,289)	(212,136)
Other income	85,402	58,590
Consolidated revenues	17,794,391	15,037,216
Losses and settlement expenses	10,386,524	8,814,522
Policy acquisition costs and other operating expenses	6,360,896	5,442,542
Interest expense on debt	46,409	62,379
General corporate expenses	189,708	171,105
Total expenses	16,983,537	14,490,548
Earnings before income taxes	810,854	546,668
Total income tax expense	181,114	122,405
Net earnings	$629,740	$424,263

Other comprehensive loss, net of tax	(3,408,937)	(680,975)
Comprehensive loss	$(2,779,197)	$(256,712)

Earnings per share:
Basic:
Basic net earnings per share	$0.21	$0.14
Diluted:
Diluted net earnings per share	0.20	$0.14

Weighted average number of common shares outstanding:
Basic	3,060,693	3,068,199
Diluted	3,074,236	3,083,867

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2022	2021
Net premiums earned	$50,765,760	$38,860,915
Net investment income	2,896,901	2,409,036
Net realized investment gains	785,600	824,070
Net unrealized (losses) gains on equity securities	(6,181,492)	1,392,999
Other income	333,059	196,624
Consolidated revenues	48,599,828	43,683,644
Losses and settlement expenses	34,390,330	25,281,508
Policy acquisition costs and other operating expenses	18,136,104	14,957,143
Interest expense on debt	149,661	174,095
General corporate expenses	563,626	531,222
Total expenses	53,239,721	40,943,968
(Loss) earnings before income taxes	(4,639,893)	2,739,676
Total income tax (benefit) expense	(980,726)	590,806
Net (loss) earnings	$(3,659,167)	$2,148,870

Other comprehensive loss, net of tax	(12,370,138)	(1,826,510)
Comprehensive (loss) earnings	$(16,029,305)	$322,360

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(1.20)	$0.71
Diluted:
Diluted net (loss) earnings per share	$(1.19)	$0.70

Weighted average number of common shares outstanding:
Basic	3,061,961	3,042,035
Diluted	3,075,504	3,057,704

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,115	$5,520,091	$72,743,689
Purchase of treasury stock	—	(103,407)		—	—	—	—	(103,407)
Net earnings	—	—		—	—	2,148,870	—	2,148,870
Other comprehensive loss, net of tax	—	—		—	—	—	(1,826,510)	(1,826,510)
Restricted stock unit expense	—	137,599	1	—	(544)	—	—	137,055
ESOP compensation expense	—	—		175,296	95,869	—	—	271,165
Balance, September 30, 2021	$35,000	$(3,119,646)		$(2,402,819)	$32,875,761	$42,288,985	$3,693,581	$73,370,862

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(2,469,237)		—	—	—	—	(2,469,237)
Net loss	—	—		—	—	(3,659,167)	—	(3,659,167)
Other comprehensive loss, net of tax	—	—		—	—	—	(12,370,138)	(12,370,138)
Restricted stock unit expense	—	201,446	1	—	(49,871)	—	—	151,575
ESOP compensation expense	—	—		175,296	116,924	—	—	292,220
Balance, September 30, 2022	$35,000	$(5,423,190)		$(2,168,449)	$33,032,189	$40,623,728	$(9,450,111)	$56,649,168

1Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(3,659,167)	$2,148,870
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities
Net realized investment gains	(785,600)	(824,070)
Net unrealized losses (gains) on equity securities	6,181,492	(1,392,999)
Depreciation	555,853	485,688
Deferred income tax	(1,516,967)	218,885
Amortization of bond premium and discount	156,310	209,740
Stock-based compensation expense	443,795	408,220
Change in:
Accrued investment income	(117,483)	(52,792)
Premiums and reinsurance balances receivable	(3,120,848)	(2,656,012)
Ceded unearned premiums	(10,261)	(96,603)
Reinsurance balances payable	(140,581)	804,998
Reinsurance balances recoverable	(247,018)	(1,456,368)
Deferred policy acquisition costs	(663,641)	(854,536)
Unpaid losses and settlement expenses	6,795,641	(285,054)
Unearned premiums	3,981,518	5,132,116
Accrued expenses	(227,905)	773,976
Current federal income tax	(51,091)	268,235
Other	776,736	(188,107)
Net cash provided by operating activities	8,350,783	2,644,187
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(15,502,187)	(17,102,938)
Common stocks	(2,945,823)	(8,119,260)
Preferred stocks	(1,208,744)	(458,734)
Other invested assets	(1,698,503)	(350,000)
Property held for investment	(723,619)	(1,630,760)
Property and equipment	(620,441)	(647,962)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	13,800,029	11,921,877
Common stocks	3,976,938	2,734,181
Preferred stocks	646,552	340,523
Other invested assets	227,482	304,987
Property held for investment	278,679	1,470,533
Property and equipment	17,064	44,963
Net cash used in investing activities	(3,752,573)	(11,492,590)
Cash flows from financing activities:
Proceeds from loans	5,000,000	9,000,000
Repayments of borrowed funds	(8,455,342)	(4,007,552)
Purchase of treasury stock	(2,469,237)	(103,407)
Net cash (used in) provided by financing activities	(5,924,580)	4,889,041
Net decrease in cash and cash equivalents	(1,326,370)	(3,959,362)
Cash and cash equivalents at beginning of year	4,606,378	6,598,842
Cash and cash equivalents at end of period	$3,280,008	$2,639,480
Supplemental information:
Federal income tax paid	$160,000	$65,000
Interest paid	$144,300	$170,100

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin and markets through independent agents. Approximately 20.3% and 22.1% of the premium is written in Illinois for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, approximately 22.2% and 23.9%, respectively, of the premium is written in Illinois. The Company operates as one segment.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021 (the “2021 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2022 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

For information regarding accounting standards that the Company has not yet adopted, see the “Prospective Accounting Standards” in Note 1 – Summary of Significant Accounting Policies in the 2021 10-K. The Company maintains its status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act. We decided to comply with the effective dates for financial accounting standards applicable to emerging growth companies later in compliance with the requirements in Sections 107(b)(2) and (3) of the JOBS Act. Such decision is irrevocable. These exemptions will expire following the filing of our Annual Report on Form 10-K for the year ending December 31, 2022.

ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial statements. Current GAAP delays the recognition of credit losses until lit is probable a loss has been incurred. The update will require a financial asset measured at amortized cost, including reinsurance balances recoverable, to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through earnings. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses. However, the amendments would limit the amount of the allowance to the amount by which fair value is below amortized cost. This ASU impacts the Company beginning January 1, 2023. The Company expects investments, premiums and reinsurance balances receivable, ceded unearned premiums, and reinsurance balances recoverable on unpaid losses and settlement expenses to be impacted by allowances for credit losses.

E.	PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2022 and 2021, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2022	2021
Automobiles	$637,306	$507,889
Furniture and fixtures	516,413	512,268
Computer equipment and software	4,643,990	4,350,118
Home office	4,016,998	4,016,998
Total cost	9,814,707	9,387,273
Accumulated depreciation	(6,499,976)	(6,243,055)
Net property and equipment	$3,314,731	$3,144,218

F.	COMPREHENSIVE EARNINGS

Comprehensive (loss) earnings include net (loss) earnings plus unrealized (losses) gains on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings and comprehensive earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) of $(3,288,000) and $(486,000) for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Nine-Months Ended September 30,
	2022	2021
Beginning balance	$2,920,027	$5,520,091

Other comprehensive loss before reclassification	(12,370,634)	(1,729,126)
Amount reclassified from accumulated other comprehensive loss	496	(97,384)
Net current period other comprehensive loss	(12,370,138)	(1,826,510)
Ending balance	$(9,450,111)	$3,693,581

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive loss, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(4,315,110)	$906,173	$(3,408,937)	$(748,597)	$157,205	$(591,392)
Reclassification adjustment for losses (gains) included in net earnings	—	—	—	(113,397)	23,814	(89,583)
Total other comprehensive loss	$(4,315,110)	$906,173	$(3,408,937)	$(861,994)	$181,019	$(680,975)

	Nine-Month Periods Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(15,659,030)	$3,288,396	$(12,370,634)	$(2,188,767)	$459,641	$(1,729,126)
Reclassification adjustment for losses (gains) included in net earnings	628	(132)	496	(123,271)	25,887	(97,384)
Total other comprehensive loss	$(15,658,402)	$3,288,264	$(12,370,138)	$(2,312,038)	$485,528	$(1,826,510)

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Three-Month Periods Ended		Nine-Month Periods Ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2022	2021	2022	2021	where Net Earnings is Presented
Unrealized (gains) on AFS investments:
	$—	$(113,397)	$628	$(123,271)	Net realized investment (gains)
	—	23,814	(132)	25,887	Income tax expense
Total reclassification adjustment, net of tax	$—	$(89,583)	$496	$(97,384)

G.	RISKS AND UNCERTAINTIES

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

	For the Three-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2022
Fixed maturity securities	$1,185,955	$—	$—	$—
Common stocks	600,120	112,306	(59,628)	52,678
Preferred stocks	242,844	1,004	(12,476)	(11,472)
2021
Fixed maturity securities	$5,737,579	$113,397	$—	$113,397
Common stocks	769,346	198,390	(24,333)	174,057
Preferred stocks	—	—	—	—

	For the Nine-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2022
Fixed maturity securities	$13,800,029	$105,918	$(106,546)	$(628)
Common stocks	3,976,938	1,052,648	(254,260)	798,388
Preferred stocks	646,552	8,749	(20,909)	(12,160)
2021
Fixed maturity securities	$11,921,877	$132,853	$(9,582)	$123,271
Common stocks	2,734,181	753,159	(90,072)	663,087
Preferred stocks	340,523	37,711	—	37,711

The amortized cost and estimated fair value of fixed income securities at September 30, 2022, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$1,595,530	$1,584,923
Due after one year through five years	15,569,947	14,762,906
Due after five years through 10 years	19,819,683	17,066,596
Due after 10 years	26,662,556	21,602,374
Asset and mortgage backed securities without a specific due date	39,826,320	36,504,808
Redeemable preferred stocks	215,805	206,152
Total fixed maturity securities	$103,689,841	$91,727,759

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at September 30, 2022 and December 31, 2021

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,352,998	$1,245,719	$—	$(107,279)
MBS/ABS/CMBS	39,826,320	36,504,807	579	(3,322,092)
Corporate	40,797,326	36,080,909	10,194	(4,726,611)
Municipal	21,497,392	17,690,172	41,619	(3,848,839)
Redeemable preferred stock	215,805	206,152	1,320	(10,973)
Total fixed maturity securities	$103,689,841	$91,727,759	$53,712	$(12,015,794)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,044	$1,345,992	$11,276	$(17,328)
MBS/ABS/CMBS	40,712,275	41,023,871	607,483	(295,887)
Corporate	38,959,905	41,206,964	2,434,738	(187,679)
Municipal	20,905,194	22,031,831	1,149,998	(23,361)
Redeemable preferred stock	215,805	232,885	17,080	—
Total fixed maturity securities	$102,145,223	$105,841,543	$4,220,575	$(524,255)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $10,897,742 and $14,351,099, residential mortgage backed securities of $16,488,927 and $14,975,101, and commercial mortgage backed securities of $9,118,138 and $11,697,671 at September 30, 2022 and December 31, 2021, respectively.

ANALYSIS

The following tables are also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2022			December 31, 2021
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$613,609	$632,109	$1,245,718	$391,250	$291,891	$683,141
Amortized cost	652,633	700,364	1,352,997	400,408	300,061	700,469
Unrealized loss	(39,024)	(68,255)	(107,279)	(9,158)	(8,170)	(17,328)
MBS/ABS/CMBS
Fair value	27,169,391	9,308,869	36,478,260	20,403,757	1,124,095	21,527,852
Amortized cost	29,014,459	10,785,893	39,800,352	20,647,568	1,176,171	21,823,739
Unrealized loss	(1,845,068)	(1,477,024)	(3,322,092)	(243,811)	(52,076)	(295,887)
Corporate
Fair value	30,368,813	4,359,237	34,728,050	6,428,166	995,235	7,423,401
Amortized cost	33,917,388	5,537,273	39,454,661	6,590,227	1,020,853	7,611,080
Unrealized loss	(3,548,575)	(1,178,036)	(4,726,611)	(162,061)	(25,618)	(187,679)
Municipal
Fair value	14,034,490	581,522	14,616,012	2,676,052	269,247	2,945,299
Amortized cost	17,691,796	773,055	18,464,851	2,695,269	273,391	2,968,660
Unrealized loss	(3,657,306)	(191,533)	(3,848,839)	(19,217)	(4,144)	(23,361)
Redeemable preferred stock
Fair value	135,922	—	135,922	—	—	—
Cost	146,895	—	146,895	—	—	—
Unrealized loss	(10,973)	—	(10,973)	—	—	—
Total
Fair value	72,322,225	14,881,737	87,203,962	29,899,225	2,680,468	32,579,693
Amortized cost	81,423,171	17,796,585	99,219,756	30,333,472	2,770,476	33,103,948
Unrealized loss	(9,100,946)	$(2,914,848)	$(12,015,794)	$(434,247)	$(90,008)	$(524,255)

The fixed income portfolio contained 242 securities in an unrealized loss position as of September 30, 2022. Of these 242 securities, 33 have been in an unrealized loss position for 12 consecutive months or longer and represent $2,914,848 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the nine months ended September 30, 2022 and September 30, 2021. For all fixed income securities at a loss at September 30, 2022, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at September 30, 2022 and December 31, 2021.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized (losses) recognized during the three and nine months ended September 30, 2022 on equity securities held as of September 30, 2022 were $(1,084,289) and $(6,181,492), respectively. Net unrealized (losses) gains recognized during the three and nine months ended September 30, 2021 on equity securities held as of September 30, 2021 were $(212,136) and $1,392,999, respectively.

Other Invested Assets

Other invested assets as of September 30, 2022 and December 31, 2021 were $4,556,769 and $3,086,568, respectively.

Other invested assets as of  September 30, 2022 include privately held investments of $3,287,891 and notes receivable of $843,878, compared to $1,720,502 and $1,066,066, respectively, at December 31, 2021. The notes bear interest between 3.9% and 6.5%. For the nine months ended September 30, 2022, $229,979 in note payments were received and $7,791 in accrued escrow and interest receivable was recorded. Comparatively, as of December 31, 2021, $317,529 in note payments were received and $12,075 in accrued escrow and interest receivable was recorded. The Company had no allowance recorded related to uncollectible note receivables at  September 30, 2022 and December 31, 2021.

In addition, other invested assets include a membership in the Federal Home Loan Bank of Chicago (FHLBC) with a carrying value of $425,000 and $300,000 as of September 30, 2022 and December 31, 2021, respectively.

In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of September 30, 2022 and December 31, 2021, no calls were received.

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

●

Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

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

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets include notes receivable, stock, and a membership in the Federal Home Loan Bank of Chicago (FHLBC). Notes receivable are carried at outstanding balance plus accrued interest. Stock and the membership in FHLBC are carried at cost.

Assets measured at fair value on a recurring basis as of September 30, 2022, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,245,719	$—	$—	$1,245,719
MBS/ABS/CMBS	—	36,504,807	—	36,504,807
Corporate	—	36,080,909	—	36,080,909
Municipal	—	17,690,172	—	17,690,172
Redeemable preferred stocks	—	206,152	—	206,152
Total fixed maturity securities	1,245,719	90,482,040	—	91,727,759
Equity securities
Common stocks	17,763,670	—	—	17,763,670
Perpetual preferred stocks	—	2,762,210	—	2,762,210
Total equity securities	17,763,670	2,762,210	—	20,525,880
Total marketable investments measured at fair value	$19,009,389	$93,244,250	$—	$112,253,639

Assets measured at fair value on a recurring basis as of December 31, 2021, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,345,992	$—	$—	$1,345,992
MBS/ABS/CMBS	—	41,023,871	—	41,023,871
Corporate	—	41,206,964	—	41,206,964
Municipal	—	22,031,831	—	22,031,831
Redeemable preferred stocks	—	232,885	—	232,885
Total fixed maturity securities	1,345,992	104,495,551	—	105,841,543
Equity securities
Common stocks	23,608,197	—	—	23,608,197
Perpetual preferred stocks	—	2,780,450	—	2,780,450
Total equity securities	23,608,197	2,780,450	—	26,388,647
Total marketable investments measured at fair value	$24,954,189	$107,276,001	$—	$132,230,190

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2022 or December 31, 2021. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the nine-month periods ended September 30, 2022 and 2021.

4.	DEBT

Debt Obligation

Debt Obligations

As of  September 30, 2022 and December 31, 2021, the Company had $15.0 million and $18.5 million in outstanding debt, respectively.

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The Company paid $3.5 million in April 2022, which fully extinguished the loan balance.

The Company also has borrowing capacity of $42.0 million, which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end.

As part of the Company’s response to COVID-19, the Company obtained, in March 2020, a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.40%. The Company pledged $6.8 million of fixed income securities as collateral for this loan.

In  May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, five-year FHLBC loan.

A one year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan rolled over to a $5.0 million, five-year, 1.36% fixed interest loan.

The Company has $18.8 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. This line of credit is priced at Prime plus 0.5% with a floor of 4.75% and renews annually with a current expiration date of July 2023. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of September 30, 2022, our total adjusted capital is in excess of $55.0 million. There was no interest paid on the line of credit during the nine months ended September 30, 2022 and 2021.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2022	2021
WRITTEN
Direct	$20,900,412	$18,356,903
Reinsurance assumed	59,970	41,008
Reinsurance ceded	(2,550,345)	(2,812,181)
Net	$18,410,037	$15,585,730
EARNED
Direct	$20,224,145	$16,839,315
Reinsurance assumed	54,569	37,998
Reinsurance ceded	(2,554,273)	(2,797,918)
Net	$17,724,441	$14,079,395
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$11,226,504	$11,186,326
Reinsurance assumed	20,590	16,452
Reinsurance ceded	(860,570)	(2,388,256)
Net	$10,386,524	$8,814,522

	Nine-Month Periods Ended September 30,
	2022	2021
WRITTEN
Direct	$61,695,027	$52,045,372
Reinsurance assumed	129,328	34,661
Reinsurance ceded	(7,087,338)	(8,183,606)
Net	$54,737,017	$43,896,427
EARNED
Direct	$57,720,789	$46,897,960
Reinsurance assumed	122,048	49,958
Reinsurance ceded	(7,077,077)	(8,087,003)
Net	$50,765,760	$38,860,915
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$39,364,381	$33,992,513
Reinsurance assumed	68,283	26,703
Reinsurance ceded	(5,042,334)	(8,737,708)
Net	$34,390,330	$25,281,508

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	September 30,
(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$70,381	$63,858
Less: Ceded	15,527	15,918
Net	54,854	47,940
Increase in incurred losses and settlement expense:
Current year	9,825	8,582
Prior years	562	233
Total incurred	10,387	8,815
Deduct: Loss and settlement expense payments for claims incurred:
Current year	5,758	5,384
Prior years	5,620	4,557
Total paid	11,378	9,941
Net unpaid losses and settlement expense - end of the period	53,862	46,815
Plus: Reinsurance recoverable on unpaid losses	14,768	14,476
Gross unpaid losses and settlement expense - end of the period	$68,630	$61,291

	For the Nine-Months Ended
	September 30,
(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	29,309	23,818
Prior years	5,081	1,464
Total incurred	34,390	25,282
Deduct: Loss and settlement expense payments for claims incurred:
Current year	11,752	10,195
Prior years	16,089	16,829
Total paid	27,841	27,024
Net unpaid losses and settlement expense - end of the period	53,862	46,815
Plus: Reinsurance recoverable on unpaid losses	14,768	14,476
Gross unpaid losses and settlement expense - end of the period	$68,630	$61,291

For the nine months ended September 30, 2022 and 2021, we experienced unfavorable development of $5,081,000 and $1,464,000, respectively. The unfavorable development for the nine months ended September 30, 2022 was primarily driven by additional information received on prior accident year claims for the following lines of business and denoted accident years: Business Owners Liability (2020; one claim & 2017; one claim) and Liquor Liability (2021; two claims & 2020; one claim). The Business Owners Property line of business was the primary driver of adverse development for the nine months ended September 30, 2021.

7.	INCOME TAXES

The Company’s effective tax rate for the nine month periods ended September 30, 2022 was 21.1% compared to 21.6% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the nine month periods ended September 30, 2022 and 2021 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	September 30,
	2022	2021
Provision for income taxes at the statutory federal tax rates	$170,279	$114,800
Increase (reduction) in taxes resulting from:
Dividends received deduction	(10,010)	(8,657)
Tax-exempt interest income	(12,011)	(14,890)
Proration of tax-exempt interest and dividends received deduction	(2,217)	5,685
Nondeductible expenses	32,766	25,302
Officer life insurance, net	2,307	165
Total	$181,114	$122,405

	For the Nine-Months Ended
	September 30,
	2022	2021
Provision for income taxes at the statutory federal tax rates	$(974,378)	$575,332
Increase (reduction) in taxes resulting from:
Dividends received deduction	(32,408)	(24,732)
Tax-exempt interest income	(38,323)	(44,437)
Proration of tax-exempt interest and dividends received deduction	9,581	16,748
Nondeductible expenses	60,177	67,397
Officer life insurance, net	(5,375)	498
Total	$(980,726)	$590,806

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of September 30, 2022 and December 31, 2021, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2018 through current year. Unrealized losses on the investment portfolio during 2022 have moved the Company from a net deferred tax liability position as of  December 31, 2021 to a net deferred tax asset position as of September 30, 2022. There are currently no open tax exams.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings contributed $92,080 and $5,324 to the ESOP for the nine months ended September 30, 2022 and 2021, respectively. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2022, we recognized compensation expense of $292,220 related to 17,530 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2022. For the nine months ended September 30, 2021, we recognized compensation expense of $271,165 related to 17,530 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2021.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. The Company recognized $151,575 in RSU expense as of  September 30, 2022 and $186,897 as of December 31, 2021.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	$259,059	$13.30
Granted	219,945	17.05
Vested	(151,575)	13.63
Nonvested at September 30, 2022	$327,429	$15.40

9.	SUBSEQUENT EVENTS

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

All of these factors are difficult to predict, and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2021 Annual Report on Form 10-K and those listed below:

●	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
●	future economic conditions in the markets in which we compete that are less favorable than expected;
●	our ability to expand geographically;
●	the effects of weather-related and other catastrophic events, including those related to health emergencies and the spread of infectious diseases and pandemics;
●

the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business, especially changes with respect to laws, regulations and judicial decisions relating to liquor liability;

●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
●

financial market conditions, including, but not limited to, changes in interest rates, inflation and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;

●

heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

●	our reserves as of September 30, 2022 could change including as a result of among other things, the impact of legislative or regulatory actions taken in response to COVID-19;
●

infection rates, severity of pandemics, including COVID-19 and its variants, civil unrest and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees;

●	the impact of acts of terrorism and acts of war;
●	the effects of terrorist related insurance legislation and laws;
●	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
●	the cost, availability, and collectability of reinsurance;
●	estimates and adequacy of loss reserves and trends in loss and settlement expenses;
●	changes in the coverage terms selected by insurance customers, including higher limits;
●	our inability to obtain regulatory approval of, or to implement, premium rate increases;
●	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

●

the potential impact on our reported net income that could result from the adoption of future auditing or accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

●	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
●	adverse litigation or arbitration results;
●	litigation tactics and developments, including those related to business interruption claims; and
●

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

For the nine months ended September 30, 2022, we had direct written premiums of $61,695,000, net premiums earned of $50,766,000, and net loss of $(3,659,000). For the nine months ended September 30, 2021, we had direct premiums written of $52,045,000, net premiums earned of $38,861,000, and net earnings of $2,149,000. At September 30, 2022, we had total assets of $189,425,000 and equity of $56,649,000. At December 31, 2021, we had total assets $200,002,000 of and equity of $74,704,000.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Net unrealized (losses) on equity securities for the three and nine months ended September 30, 2022 were $(1,084,000) and $(6,181,000), respectively. Net unrealized (losses) gains for the three and nine months ended September 30, 2021 for equity securities were $(212,000) and $1,393,000, respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

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

The following summarizes our results for the nine months ended September 30, 2022 and 2021:

Premiums

Direct premiums written grew by $9,650,000, or 18.5%, to $61,695,000 for the nine months ended September 30, 2022 from $52,045,000 for the same period of 2021. Net written premium increased by $10,841,000, or 24.7%, to $54,737,000 for the nine months ended September 30, 2022 from $43,896,000 for the same period in 2021. Net premiums earned grew by $11,905,000, or 30.6%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, consistent with our increased premium writings in 2022 and 2021 coupled with less earned premium ceded to reinsurers.

For the nine months ended September 30, 2022, we ceded to reinsurers $7,077,000 of earned premiums, compared to $8,087,000 of earned premiums for the nine months ended September 30, 2021. Ceded earned premiums as a percent of direct premiums written decreased to 11.5% from 15.5% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to lower reinsurance costs.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $488,000, or 20.3%, to $2,897,000 for the nine months ended September 30, 2022, as compared to $2,409,000 for the same period in 2021. These increases are a result of increased rates on our fixed income portfolio and an increase in overall investment holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin, which was acquired in October 2021. Other income increased by $137,000, or 69.4%, during the nine months ended September 30, 2022 as compared to the same period in 2021 which did not include the operating results of Katkin.

Unpaid Losses and Settlement Expenses

	For the Nine-Months Ended
	September 30,
(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	29,309	23,818
Prior years	5,081	1,464
Total incurred	34,390	25,282
Deduct: Loss and settlement expense payments for claims incurred:
Current year	11,752	10,195
Prior years	16,089	16,829
Total paid	27,841	27,024
Net unpaid losses and settlement expense - end of the period	53,862	46,815
Plus: Reinsurance recoverable on unpaid losses	14,768	14,476
Gross unpaid losses and settlement expense - end of the period	$68,630	$61,291

Net unpaid losses and settlement expenses increased by $7,047,000, or 15.1%, in the nine months ended September 30, 2022 as compared to the same period in 2021. For the nine months ended September 30, 2022 and 2021, we experienced unfavorable development of $5,081,000 and $1,464,000, respectively. The unfavorable development for the nine months ended September 30, 2022 was primarily driven by additional information received on prior accident year claims for the following lines of business and denoted accident years: Business Owners Liability (2020; one claim & 2017; one claim) and Liquor Liability (2021; two claims & 2020; one claim). The Business Owners Liability and Business Owners Property lines of business was the primary driver of adverse development for the nine months ended September 30, 2021.

Losses and Settlement Expenses

Losses and settlement expenses increased by $9,108,000, or 36.0%, to $34,390,000 for the nine months ended September 30, 2022, from $25,282,000 for the same period in 2021. The increase in losses and settlement expenses was driven in part by increased earned premium in 2022 and the $5,081,000 in prior year adverse loss development.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $3,179,000, or 21.3%, to $18,136,000 for the nine months ended September 30, 2022 from $14,957,000 for the same period in 2021. The increase in these expenses is mainly due to increased commissions consistent with the current period’s premium growth experienced across our market footprint. In addition, the Company provided non-executive employees cost of living adjustments in recognition of inflation’s current impact on employees and had a slight increase in salaries paid to temporary employees.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 277 basis points from 38.5% to 35.7% for the nine months ended September 30, 2022 as compared to the same period in 2021. The primary driver for this change was an increase in earned premium offset slightly by the increase in acquisition and operating expenses discussed above.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $33,000, or 6.1%, in the nine months ended September 30, 2022 as compared to the same period in 2021.

Interest Expense

Interest expense decreased to $150,000 for the nine months ended September 30, 2022 from $174,000 for the same period during 2021.

Income Tax Expense

We reported income tax benefit of $981,000 and income tax expense of $591,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in income tax expense in 2022 relates to a pretax loss for the nine months ended September 30, 2022 compared to pretax earnings for the same period in 2021. Our effective tax rate for the nine months ended September 30, 2022 was 21.1%, compared to 21.6% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended September 30, 2022 and 2021:

Premiums

Direct premiums written grew by $2,543,000, or 13.9%, to $20,900,000 for the three months ended September 30, 2022 from $18,357,000 for the same period of 2021. Net written premium increased by $2,824,000, or 18.1%, to $18,410,000 for the three months ended September 30, 2022 from $15,586,000 for the same period in 2021. Net premiums earned grew by $3,646,000, or 25.9%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, consistent with our increased premium writings in 2022 and 2021 coupled with less earned premium ceded to reinsurers.

For the three months ended September 30, 2022, we ceded to reinsurers $2,554,000 of earned premiums, compared to $2,798,000 of earned premiums for the three months ended September 30, 2021. Ceded earned premiums as a percent of direct premiums written decreased to 12.2% from 15.2% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to lower reinsurance costs.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $204,000, or 24.7% to $1,028,000 for the three months ended September 30, 2022, as compared to $824,000 for the same period in 2021. These increases are the result of increased rates on our fixed income portfolio and an increase in overall investment holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin, which was acquired in October 2021. Other income increased by $26,000 or 45.8% during the three months ended September 30, 2022 as compared to the same period in 2021.

Losses and Settlement Expenses

Losses and settlement expenses increased by $1,572,000, or 17.8%, to $10,387,000 for the three months ended September 30, 2022, from $8,815,000 for the same period in 2021. The increase in losses and settlement expenses was driven in part by increased earned premium in 2022 and the $561,000 in prior year adverse loss development.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $918,000, or 16.9%, to $6,361,000 for the three months ended September 30, 2022 from $5,443,000 for the same period in 2021. The increase is mainly due to increased commissions consistent with premium growth, increased salaries due to 2022 raises, and a decrease in self-funded medical claims expense.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 279 basis points from 38.7% to 35.9% for the three months ended September 30, 2022 as compared to the same period in 2021. The primary driver for this change was an increase in earned premium.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $19,000, or 10.9%, in the three months ended September 30, 2022 as compared to the same period in 2021.

Interest Expense

Interest expense decreased to $46,000 for the three months ended September 30, 2022 from $62,000 for the same period during 2021.

Income Tax Expense

We reported income tax expense of $181,000 and income tax expense of $122,000 for the three months ended September 30, 2022 and 2021, respectively. The increase in income tax expense for three months ended September 30, 2022 compared to the same period in 2021 is due to increased net income driven by earned premiums in Q3 2022. Our effective tax rate for the three months ended September 30, 2022 was 22.3%, compared to 22.4% for the same period in 2021. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of September 30, 2022 and December 31, 2021:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2022	2021
Case reserves	$30,453	$26,309
IBNR reserves	23,409	21,005
Net unpaid losses and settlement expense	53,862	47,314
Reinsurance recoverable on unpaid loss and settlement expense	14,768	14,521
Reserves for unpaid loss and settlement expense	$68,630	$61,835

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2022 and December 31, 2021.

As of September 30, 2022

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$22,753	$20,714	$43,467
Property	4,364	(721)	3,643
Other	3,336	3,416	6,752
Total net reserves	30,453	23,409	53,862
Reinsurance recoverables	3,668	11,100	14,768
Gross reserves	$34,121	$34,509	$68,630

As of December 31, 2021

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,223	$18,540	$37,763
Property	3,018	(558)	2,460
Other	4,068	3,023	7,091
Total net reserves	26,309	21,005	47,314	$41,980	$49,737
Reinsurance recoverables	4,002	10,519	14,521	12,932	17,112
Gross reserves	$30,311	$31,524	$61,835	$54,912	$66,849

Our actuary determined a range of reasonable reserve estimates which reflect the uncertainty inherent in the loss reserve process. This range does not represent the range of all possible outcomes. We believe that the actuarially determined ranges represent reasonably likely changes in the loss and settlement expense estimates, however actual results could differ significantly from these estimates. The range was determined by line of business and accident year after a review of the output generated by the various actuarial methods utilized. The actuary reviewed the variance around the select loss reserve estimates for each of the actuarial methods and selected reasonable low and high estimates based on his knowledge and judgment. In making these judgments the actuary typically assumed, based on his experience, that the larger the reserve the less volatility and that property reserves would exhibit less volatility than casualty reserves. In addition, when selecting these low and high estimates, the actuary considered:

●	historical industry development experience in our business line;

●	historical company development experience;

●	the impact of court decisions on insurance coverage issues, which can impact the ultimate cost of settling claims;

●	changes in our internal claims processing policies and procedures; and

●	trends and risks in claim costs, such as risk that medical cost inflation could increase.

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

Specifically, the following factors could impact the frequency and severity of claims, and therefore, the ultimate amount of loss and settlement expense paid:

●	the rate of increase in labor costs, medical costs, and material costs that underlie insured risks;

●	development of risk associated with our expanding producer relationships and our growth in new states or states where we currently have small market share; and

●	impact of changes in laws or regulations.

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2022 and 2021, we experienced unfavorable development of $5,081,000 and $1,464,000, respectively.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2021 at $47,314,000. As of September 30, 2022, that reserve was re-estimated at $52,395,000, which is $5,081,000, or 10.7%, higher than the initial estimate.

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

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$614	$(39)	$632	$(68)	$1,246	$(107)
MBS/ABS/CMBS	27,169	(1,845)	9,309	(1,477)	36,478	(3,322)
Corporate	30,369	(3,549)	4,359	(1,178)	34,728	(4,727)
Municipal	14,034	(3,657)	582	(192)	14,616	(3,849)
Redeemable preferred stock	136	(11)	—	—	136	(11)
Total temporarily impaired fixed maturity securities	$72,322	$(9,101)	$14,882	$(2,915)	$87,204	$(12,016)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$391	$(9)	$292	$(8)	$683	$(17)
MBS/ABS/CMBS	20,404	(244)	1,124	(52)	21,528	(296)
Corporate	6,428	(162)	995	(26)	7,423	(188)
Municipal	2,676	(19)	269	(4)	2,945	(23)
Total temporarily impaired fixed maturity securities	$29,899	$(434)	$2,680	$(90)	$32,579	$(524)

Corporate Bonds

The net unrealized gain in the Corporate bond portfolio decreased by about $7.0 million from a gain of $2,247,000 at the end of 2021 to a loss of $4,716,000 as of September 30, 2022. Two factors drove this significant decline. First was the meaningful shift higher in Treasury yields as a response to the Fed's tightening campaign and persistent inflation. During the nine months ended September 30, 2022, five year and ten year Treasury rates moved up 272 bps and 224 bps, respectively. Additionally, Corporate spreads widened about 69 bps in 2022 through September, driven mainly by geopolitical concerns arising from Russia's invasion of Ukraine, inflation and related monetary policies, and the increasing probability of a recession.

Municipal Bonds

The net unrealized gain in the Municipal portfolio decreased by about $4.9 million from a gain of $1,127,000 at the end of 2021 to a loss of $3,807,000 as of September 30, 2022. Municipal prices declined as Treasury rates rose in the first nine months of 2022.

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For Corporates, as an example, we screen for any holding that has a market price below $80. For Municipals, we screen for securities that have an unrealized loss of more than 5% of book value. When assessing whether the amortized cost basis of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is other-than-temporary. If we identify that an other-than-temporary impairment (OTTI) loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the OTTI loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the OTTI will be recognized in earnings.

For the nine months ended September 30, 2022, the Company did not take an impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2022 and December 31, 2021, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2022 and December 31, 2021, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Deferred acquisition costs	$7,202	$6,539
Unearned premium reserves	40,194	36,212

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

As of September 30, 2022 and December 31, 2021, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2018 through the current year are open for examination.

Other Assets

As of September 30, 2022 and December 31, 2021, other assets totaled $2,046,000 and $1,344,000, respectively. The decrease in other assets primarily relates to a decrease in prepaids.

Outstanding Debt

As of September 30, 2022 and December 31, 2021, outstanding debt balances totaled $15,000,000 and $18,455,000, respectively. The average rate on remaining debt was 1.2% and 1.3% as of September 30, 2022 and December 31, 2021.

Debt Obligations

As of September 30, 2022 and December 31, 2021, the Company had $15.0 million and $18.5 million in outstanding debt, respectively.

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

As part of the Company’s response to COVID-19, the Company obtained, in March 2020, a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.40%.

In May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, five-year FHLBC loan.

A one year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan rolled over to a $5.0 million, five-year, 1.36% fixed interest loan.

The Company has $18.8 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We maintain a revolving line of credit with a commercial bank which permits borrowing up to an aggregate principal amount of $4.0 million. This line of credit is priced at Prime plus 0.5% with a 4.75% floor and renews annually with a current expiration date of July 2023. Prior to our July 2022 renewal this line had been $2.0 million. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance. Currently, our total adjusted capital is in excess of $55.0 million. There were no borrowings outstanding and there was no interest paid on the line of credit during the nine months ended September 30, 2022.

Other Liabilities

As of September 30, 2022 and December 31, 2021, other liabilities totaled $2,510,000 and $1,031,000, respectively.

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

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. The increase in cash provided by investing activities during the nine months ended September 30, 2022 compared to the same period in 2021 relates primarily to sales of fixed securities. The decrease in cash used in financing activities during the nine months ended September 30, 2022 compared to the same period in 2021 relates to repayment of the $3.5 million commercial bank loan in April 2022.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

Cash flows from continuing operations for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine-Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$8,351	$2,644
Net cash used in investing activities	(3,752)	(11,492)
Net cash (used in) provided by financing activities	(5,925)	4,889
Net decrease in cash and cash equivalents	$(1,326)	$(3,959)

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

The amount available for payment of dividends from ICC in 2022 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2021 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid $3,000,000 in dividends to ICC Holdings, Inc. in April 2022. ICC paid $800,000 in dividends in the first nine months of 2021.

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

The average maturity of the debt securities in our investment portfolio at September 30, 2022, was 8.81 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	September 30, 2022
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(8,696)	$83,032
100 basis point increase	(4,550)	87,178
No change	—	91,728
100 basis point decrease[1]	4,981	96,709
200 basis point decrease[1]	10,347	102,075

1Assumes US rates are floored at 0%.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and at least 70% of our investment securities must be rated at least “A” by Moody’s or an equivalent rating quality. We also independently, and through our independent third-party investment manager, monitor the financial condition of all the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

     Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
July 1 – July 31, 2022	4,490	$16.63	4,490	$2,250,200
August 1 – August 31, 2022	1,910	$16.74	1,910	$2,218,226
September 1 – September 30, 2022	126,873	$16.11	126,873	$174,302
Total	133,273		133,273

(1)

In August 2018, the Company announced the establishment of a $3.0 million share repurchase program, with no expiration date. The authorization is in addition to the existing share repurchase program. On September 27, 2022, the Company repurchased 125,000 shares of its common stock for an aggregate purchase price of $2,093,750, or $16.75/share. The repurchase was funded with cash on hand.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2022.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)