Form 10-K
period 2022-12-31
ICC Holdings, Inc.
filed 2023-03-30
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, based upon the closing sale price of the Common Stock on June 30, 2022 as reported on the NASDAQ Stock Market, LLC, was $34,423,443. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 9, 2023 was 3,151,133.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 22.6% and 24.0% of the premium was written in Illinois for the years ended December 31, 2022 and December 31, 2021, respectively. The Company operates as a single segment.

We primarily market our products through a network of 191 independent agents in the states that we write in. ICC's financial strength rating of "A-" (Excellent) has been reaffirmed as of July 19, 2022, which is the fourth highest out of fifteen possible ratings. The Long-Term ICR is stable. A.M. Best also reaffirmed the Long-Term ICR of ICC Holdings, Inc. at “bbb-“ (Good). The outlook assigned to the credit ratings of the Company stable, as of July 19, 2022. We expect that ICC’s upcoming evaluation by A.M. Best should occur on or about May 4, 2023, and therefore the ratings from this evaluation will not be available at the time of this report.

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

In 1999, ICC recognized the significant need to automate. Upon determining available commercial software was inadequate to meet our long-term vision, we contracted the development of an integrated platform to handle agency, policy, and vendor management. Introduced in 2001, the first module successfully improved productivity and reporting capabilities. We built on that success by adding document imaging, claims, billing, and risk management modules. As it has grown, our information management system has provided us with a unique and comprehensive ability to automate processes, track and examine risk traits, and monitor claims development. As a result, ICC has constructed and leveraged a multi-variant pricing algorithm that allows us to better analyze our business to more effectively price to actual exposure.

ICC mutualized in 2004 and began to expand its territory geographically within the Midwest. We are an admitted carrier in 15 states: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Minnesota, Michigan, Missouri, Ohio, Oregon, Pennsylvania, Tennessee, Utah, and Wisconsin. As we expand our territory and product lines, we maintain our focus and commitment to the food and beverage industry. As a result, we have developed an expertise in our niche, particularly within the areas of underwriting, loss control, and claims management. ICC continues to leverage that experience into the ongoing development of innovative insurance products and services uniquely tailored to the food and beverage industry.

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

~ 4 ~

Industry Expertise – We have provided the food and beverage industry with insurance products and services since 1950. By leveraging over 70 years of experience in this industry, we better understand our customers and their needs. This understanding allows us to more accurately price our products and services and defend claims aggressively and economically using the experience of our in-house legal department and an established network of specialized defense attorneys. We are recognized as the exclusively endorsed property and liability insurance provider for the: Arizona Licensed Beverage Association; Colorado Licensed Beverage Association; Tavern League of Colorado; Illinois Licensed Beverage Association; Michigan Licensed Beverage Association; Minnesota Licensed Beverage Association; Ohio Bar Owners Association; and, Pennsylvania Licensed Beverage and Tavern Association. We provide insurance agents with continuing education on industry topics, such as liquor liability, kitchen fire prevention, and alcohol server training. Through our subsidiary, Katkin, we provide a variety of training programs for our policyholders on food handling and alcohol serving as a value-added service and risk elimination/mitigation tool. Our employees are also regular panel speakers at local and national claims conferences and other industry association events.

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

Growth Strategies

While we have established a significant market share in our existing territories, we believe that there is still opportunity for growth within our existing footprint. We will continue to seek out insurance agency partners who have a commitment to our niche and an ability to sell the value represented by our products. Our long-term growth plan also involves expanding geographically into states where we believe current insurance laws provide an attractive market within our niche for our existing products and services. We will consider geographic expansion opportunities that allow us to leverage existing agency relationships whose footprints overlap our own. Growth opportunities will always be carefully evaluated with long term profitability at the forefront of the decision-making process.

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

~ 5 ~

Our Challenges

Our business faces significant challenges that can impede our goal of growing our business while realizing operating profits, including the following:

Changes in the Economy

Factors such as business revenue, consumer spending, the volatility and strength of the capital markets, and inflation can all affect the business and economic environment. These same factors affect our ability to generate revenue and profits. Insurance premiums in our market are heavily dependent upon our customer revenues, payroll, property values, and ability to operate their businesses as normal. In an economic downturn characterized by higher unemployment, declines in spending and disposable income, the demand for insurance products is adversely affected. Changes in the economy may lead our customers to have less need for insurance coverage, to modify coverage or to not renew with the Company, all of which affect our ability to generate revenue.

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

Maintaining Our Financial Strength Ratings.

In June 2021, A.M. Best upgraded ICC’s financial strength rating to “A-” from “B++” stable outlook. This rating was reaffirmed as of July 19, 2022. A key to achieving our goal of significant growth in our premiums written is maintaining an A.M. Best rating of “A-” or better. Increasing our capitalization and maintaining strong operating performance are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

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

We target niche markets within the food and beverage industry that support adequate pricing and believe we can adapt to changing market needs ahead of our competitors through our strategic focus. We develop and deliver specialty insurance products priced to meet our customers’ needs and strive to generate consistent underwriting profit. We believe that our extensive experience and expertise specific to underwriting and claims management in the food and beverage industry will allow continued loss ratio improvement going forward. The Company is committed to retaining this underwriting and claim handling expertise as a core competency as the volume of business increases.

Strong market presence with name recognition and long-standing producer relationships.

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 22.6% of current direct premium was generated in Illinois for the year ended December 31, 2022.

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

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 25 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 25 years of experience in the insurance industry. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 33 years of insurance experience and 26 years of property and casualty underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 25 years of experience in information technologies and 18 years of experience in the insurance industry. Additionally, Julia B. Suiter, our Vice President – Chief Legal Officer, has served with ICC since 2009 and has over 25 years of experience in insurance defense and contract law. Kathleen S. Springer, our Vice President – Chief Human Resources Officer, has served with ICC since 2008 and has over 25 years of experience in benefits, compensation, and talent acquisition and more than 12 years of experience in the insurance industry. As a group, our executive officers have on average more than 23 years’ experience in the property and casualty insurance industry.

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers’ compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2022, ICC had 5,876 BOP policies, 6,763 liquor liability policies, 1,840 workers’ compensation policies and 1,591 commercial umbrella policies. 90.7% of BOP policies and 96.4% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Marketing and Distribution

Our commercial insurance product is sold by over 191 independent insurance agents, also referred to as producers. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company.

~ 7 ~

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2022, two of our producers were responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 40.8% of direct premiums written.

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

Our marketing efforts are also supported by our claims, litigation, billing, underwriting and loss control departments. As industry specialists, we can offer expertise in all interactions with agents and/or policyholders. For example, our claims philosophy is to provide prompt and efficient service and claims processing, resulting in a positive experience for both the agents and policyholders. We take an aggressive, defense-oriented position on third party liability claims which is recognized and appreciated by our policyholders. We believe that these positive experiences result in higher policyholder retention and create new business opportunities for our agents. While we rely on our agents for front line distribution and customer support, underwriting, billing, loss control and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with us for a number of years.

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

~ 8 ~

Our underwriting staff of 27 employees has an average of 10 years of insurance industry experience. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 33 years of insurance experience with 27 years of property and casualty underwriting experience.

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

Vice President – Chief Legal Officer, Julia Suiter, provides oversight of our claims and legal departments. She has over 25 years of experience in insurance defense litigation and contract law. Ms. Suiter, supervises a legal department staff that includes a Litigation Manager, a Litigation Counsel, a Paralegal, a Claims Manager and a claims staff of 17 employees with considerable years of experience in processing property and casualty insurance claims.

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

Since the system integrates all aspects of the policy life cycle, from underwriting to billing to claims, we can better automate all internal workflows through electronic routing thus lowering costs and providing better service to our customers. This system allows us to leverage loss control data for predictive analytics in both the claims and underwriting areas. For example, in the underwriting area, we can create pricing models taking into account the unique characteristics of our customers, such as neighborhoods, entertainment on site and average alcoholic beverage pricing.

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

As part of our disaster recovery program, we utilize a third-party backup software package to provide a complete copy of our production systems at an off-site location that is updated on a daily basis. We also have a generator that will allow the home office to operate in the event power or access to our headquarters is disrupted. We test this disaster recovery plan annually as well as continually expand its capabilities to eliminate business interruption to the best of our ability.

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. We expect 2023’s reinsurance spend to be similar to 2022. For the year ended December 31, 2022, we ceded to reinsurers $9.5 million of written premiums, compared to $11.0 million of written premiums for the year ended December 31, 2021.

The chart below illustrates the 2023 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms following the chart):

Notes:
All Programs Incept 1/1/2023
LAE is included in net loss
* WC coverage for single claimant events exhausts at $11m. Coverage xs $11m is for losses from multi-
** Excludes any coverage related to HNOA delivery losses

$40.5M
$15M xs $25.5M
All Perils
Including NBCR Terror
MAOL: $5M
$25.5M
$14.5M xs $11M
1@100%,
Nil for Terrorism
MAOL: $11M
Coverage applies only
for multi-clamant losses
$11M
See Casualty XOL Tower
for WC Coverage <$11M
$1M Retention
WC XOL Tower*
$11M
$5M xs $6M
Clash
(Includes Per
Person/Occ WC)
1@100%
$6M
$5M xs $1M
3 Free
(Includes Per
Person/Occ WC)
Basket coverage:
$1M xs $1M
$1M
$1M Retention
Casualty XOL
$2M
$1.25M xs
$750k
1@75%,
1@100%
25% GC
$1.25M xs $750k
1@75%, 1@100%
75% Gen Re
$750k
$750k Retention
Hired and Non-Owned
Auto XOL
$12M
$7M xs $5M
Fac
w/o NBCR
$5M
$3M xs $2M
1 Free, 1@50%
w/o NBCR
$2M
$1M xs $1M
AAD: $500k
6 Free; w/o NBCR
$1M Retention
Property Per Risk
XOL Tower ***
$15M
95% of $10M xs $5M
1@100% w/o NBCR
5%
co-
part
$5M
86% of $4M xs $1M
1@150% w/o NBCR
14%
co-part
$1M
$1M Retention
Property Cat Occurrence

~ 10 ~

Term	Meaning
1 @ x%	“1” refers to the number of times that we reinstate the coverage. The number prior to the “%” sign indicates the overall cost to us when reinstating coverage.
AAD	This is short for Aggregate Annual Deductible. Aggregate annual deductible is the maximum amount ICC needs to pay within a policy period before the reinsurer pays for covered losses.
Basket Coverage

Excess liability reinsurance that attaches once retained losses in combined property and casualty occurrences (i.e., those that involve BOP property and BOP liability, or Liquor Liability or Workers’ Compensation or Hired and Non-owned Auto) exceed $1 million. If ICC has an occurrence where the combined property and casualty retention is greater than $1 million, then the company would recover up to $1 million of loss in excess of that $1 million retention. The basket coverage limits the Company’s retention in any one combined occurrence to $1 million and not the combined separate retentions provided for in the casualty reinsurance ($1.0 million), Workers’ Compensation reinsurance ($1.0 million), Hired and Non-owned Auto reinsurance ($750,000) and Property reinsurance ($1.0 million).

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

We retain the first $1.0 million of workers’ compensation losses. Losses in excess of the $1.0 million are covered under our casualty excess of loss program within the Casualty XOL Tower up to $11.0 million. Above $11.0 million, losses are covered under a workers’ compensation cover within the WC XOL Tower that provides $14.5 million in excess of $11.0 million. We have an additional cover that provides $15.0 million of coverage in excess of $25.5 million for twenty-three direct policies issued by the Company.

Casualty risks (Casualty XOL Tower) (business owners liability other than hired and non-owned auto, liquor liability, umbrella) are covered for $10.0 million in loss above a $1.0 million retention for each loss occurrence. Hired and non-owned losses have a $750,000 retention instead of the standard $1.0 million retention on casualty.

Property per risk excess of loss program (Property Per Risk XOL Tower) provides coverage above our $1.0 million retention up to $12.0 million on a treaty basis and facultative for a few risks above that to their full limits.

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

The following table sets forth the largest amounts of loss and loss expenses unpaid and recoverable from reinsurers as of December 31, 2022:

	Losses and Settlement
	Expense Recoverable
	On Unpaid Claims (In thousands)	Percentage of Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
General Reinsurance Corporation	$6,913	50.7%	A++
Aspen Insurance UK Ltd	1,250	9.2%	A
Partner Reinsurance Company	1,081	7.9%	A+
Renaissance Reinsurance US Incorporated	1,028	7.6%	A+
Everest Reinsurance Company	898	6.6%	A+
Swiss Reinsurance	731	5.4%	A+
Axis Reinsurance Company	443	3.3%	A
Endurance Assurance Corporation	407	3.0%	A+
Hannover Rueck SE	382	2.8%	A+
Nationwide Mutual Insurance Company	189	1.4%	A+
Toa Reinsurance Company	145	1.1%	A
All other reinsurers including anticipated subrogation	143	1.0%	A- or better
Total	$13,610	100.0%

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

~ 12 ~

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the period ended December 31, 2022
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	336	$4.97	$5.68	$(0.71)	$17.55
Commercial Multi-Peril (liability portion)	449	30.93	12.43	18.51	10.72
Workers' Compensation	217	7.15	3.44	3.71	3.25
Other Liability - occurrence	186	24.25	10.20	14.04	6.32
Total	1,188	$67.30	$31.75	$35.55	$37.84

[1]

Assumed reserves of $0.31 million are excluded from the Total Gross Reserves. Workers Compensation ($0.28 million assumed reserve) and Umbrella Liability ($0.03 million assumed reserve) are the only lines of business that have assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2022 and 2021, prepared in accordance with GAAP.

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	39,434	33,968
Prior years	5,099	732
	44,533	34,700
Deduct: Loss and settlement expense payments for claims incurred:
Current year	16,512	14,740
Prior years	21,331	21,203
Total paid	37,843	35,943
Net unpaid losses and settlement expense - end of the period	54,004	47,314
Plus: Reinsurance recoverable on unpaid losses	13,610	14,521
Gross unpaid losses and settlement expense - end of the period	$67,614	$61,835

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2013 through 2022 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The “cumulative redundancy (deficiency)” depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

~ 13 ~

As noted in the table below, since 2013 the Company has principally selected initial ultimate loss picks that have proven to be deficient over time.

(In thousands)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$36,340	$38,795	41,898	40,702	41,048	44,714	45,806	48,556	47,314	54,004
Cumulative amount of liability paid through:
One year later	12,509	14,088	17,686	16,841	17,122	17,311	16,737	21,069	21,331
Two years later	22,677	26,877	29,066	26,640	28,219	27,719	31,494	34,604	—
Three years later	29,923	34,742	35,548	34,275	34,955	37,103	40,831	—	—
Four years later	33,651	37,926	39,047	37,901	41,195	43,744	—	—	—
Five years later	35,207	39,452	40,592	41,480	45,513	—	—	—	—
Six years later	36,053	40,224	41,701	43,341	—	—	—	—	—
Seven years later	36,356	40,676	42,673	—	—	—	—	—	—
Eight years later	36,780	41,105	—	—	—	—	—	—	—
Nine years later	36,858	—	—	—	—	—	—	—	—

Liability estimated after:
One year later	36,765	38,237	40,417	39,667	42,525	44,839	46,993	49,155	52,413
Two years later	36,209	39,598	42,176	41,573	44,176	45,631	49,785	51,436	—
Three years later	36,766	41,569	42,294	43,011	45,156	47,830	50,772	—	—
Four years later	37,274	41,348	43,108	43,772	47,448	48,926	—	—	—
Five years later	36,958	41,519	43,155	45,177	48,846	—	—	—	—
Six years later	37,045	41,355	43,770	45,624	—	—	—	—	—
Seven years later	36,924	41,504	43,962	—	—	—	—	—	—
Eight years later	37,090	41,660	—	—	—	—	—	—	—
Nine years later	37,178	—	—	—	—	—	—	—	—
	-
	-
Cumulative total redundancy (deficiency):
Gross liability - end of year	57,334	64,618	61,054	52,817	51,071	51,445	56,838	61,576	61,835	67,614
Reinsurance recoverable	20,994	25,823	19,156	12,115	10,030	6,736	11,036	13,020	14,521	13,610
Net liability - end of year	36,340	38,795	41,898	40,702	41,041	44,709	45,802	48,556	47,314	54,004

Gross re-estimated liability - latest	58,456	68,147	61,653	56,553	57,714	58,225	61,319	66,021	64,068
Re-estimated reinsurance recoverables - latest	21,278	26,487	17,691	10,929	8,868	9,299	10,547	14,585	11,655
Net re-estimated liability - latest	37,178	41,660	43,962	45,624	48,846	48,926	50,772	51,436	52,413

Gross cumulative redundancy (deficiency)	(1,122)	(3,529)	(599)	(3,736)	(6,643)	(6,780)	(4,481)	(4,445)	(2,233)
Net cumulative redundancy (deficiency)	(838)	(2,865)	(2,064)	(4,922)	(7,805)	(4,217)	(4,970)	(2,880)	(5,099)

~ 14 ~

Investments

Our investments in debt are classified as available for sale (AFS) and are carried at fair value with unrealized gains and losses reflected as a component of comprehensive earnings and equity net of deferred taxes. Our investments in equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings. The goal of our investment activities is to complement and support our overall mission. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile.

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

Our board of directors developed our investment policy and reviews the policy periodically. Exceptions to prohibitions discussed above are allowed only with express authorization by the board of directors' investment committee, but under no circumstance may such exception exceed 5% of our invested assets.

Our investment portfolio is managed by two independent third party firms. The board of director's investment committee reviews the performance of each firm periodically.

The following table sets forth information concerning our investments in available for sale (AFS) securities, as of December 31:

	2022
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,353	$1,253
MBS/ABS/CMBS	41,859	38,803
Corporate	39,716	35,602
Municipal	21,437	17,542
Redeemable preferred stock	216	189
Total AFS securities	$104,581	$93,389

	2021
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,352	$1,346
MBS/ABS/CMBS	40,712	41,024
Corporate	38,960	41,207
Municipal	20,905	22,032
Redeemable preferred stock	216	233
Total AFS securities	$102,145	$105,842

~ 15 ~

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P), as of December 31:

	2022		2021
Rating[1]	Estimated Fair Value (In thousands)	Percent of Total[2]	Estimated Fair Value (In thousands)	Percent of Total2
AAA	$19,985	21.4%	$25,582	24.2%
AA	33,620	36.0%	33,975	32.1%
A	23,160	24.8%	26,619	25.2%
BBB	13,355	14.3%	17,686	16.7%
BB	3,269	3.5%	1,980	1.9%
Total	$93,389	100.0%	$105,842	100.0%

1 The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

2 Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities, as of December 31, 2022. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$250	$247
One through five years	16,294	15,551
Five through ten years	19,109	16,765
Greater than ten years	26,853	21,834
MBS/ABS	41,859	38,803
Redeemable preferred stock	216	189
Total debt securities	$104,581	$93,389

1 Debt securities are carried at fair value in our financial statements

At December 31, 2022, the average maturity of our fixed maturity investment portfolio was 9.06 years, and the average duration was 5.37 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

We use quoted values and other data provided by independent pricing services as inputs in our process for determining fair values of our investments. The pricing services cover substantially all the securities in our portfolio for which publicly quoted values are not available. The pricing services’ evaluations represent an exit price, a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. The pricing is based on observable inputs either directly or indirectly, such as quoted prices in markets that are active, quoted prices for similar securities at the measurement date, or other inputs that are observable.

Our independent third-party investment managers provide us with pricing information that they obtain from independent pricing services, to determine the fair value of our fixed maturity securities. After performing a detailed review of the information obtained from the pricing service, limited adjustments may be made by the managers to the values provided.

Our average cash and invested assets, net investment income and return on average cash and invested assets, for the years ended December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Average cash and invested assets	$137,949	$140,677
Net investment income	4,034	3,414
Return on average cash and invested assets	2.9%	2.4%

~ 16 ~

A.M. Best Rating

A.M. Best Company, Inc. (“A.M. Best”) rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns a “A-” (Excellent) rating to ICC. This rating is the fourth highest out of 15 rating classifications. We expect that the next rating evaluation by A.M. Best is occurring on or about May 4, 2023, and therefore the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated “A-” are considered by A.M. Best to have “an excellent ability to meet their ongoing insurance obligations.” The rating evaluates the claims paying ability of a company and is not a recommendation on the merits of an investment in our common stock.

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

Competition

Given our exclusive focus on providing insurance products and services for the food and beverage industry, the market conditions for our business and, accordingly, our competition, varies geographically based upon the states in which we operate and also by the segment of the food and beverage industry (e.g., bars versus fine dining). When evaluating the franchise and fine dining segment of the food and beverage industry, we compete with national insurance carriers, such as Allied Insurance Company, Travelers Insurance Company and The Hartford Insurance Company. For risks with greater alcohol and entertainment exposures, competition for liquor liability comes from primarily excess and surplus lines companies such as USLI and Conifer. In some states (Illinois, Indiana, Iowa, Minnesota and Wisconsin) competition is primarily from Midwest based regional carriers, such as Society Mutual Insurance Company, Badger Mutual Insurance Company, Midwest Family Mutual Insurance Company, SPRISKA and West Bend Mutual Insurance Company, with products targeting the food and beverage industry. Because of the challenging judicial climate in Missouri, we do not face much competition from the larger regional or national insurance companies. Most competitors are excess and surplus lines companies (E&S) especially for risks with higher alcohol sales or entertainment. In our eastern-most states of Michigan, Ohio and Pennsylvania, the primary competitors are well established national carriers with a strong presence in those states such as Auto Owners, Erie and Cincinnati. In our most western states of Arizona and Colorado, we initially found market opportunities due to a lack of strong regional competition although the landscape has changed in both states. Society Mutual and SPRISKA are now in Colorado and Badger Mutual and SPRISKA are aggressive in Arizona. We are entering Utah at a time when we are seeing other competitors reduce their appetite in that state.

~ 17 ~

Despite significant competition, we believe we continue to maintain strong market share.

	Number of Eating and Drinking Places in 2022	Number of Locations Insured by ICC at December 31, 2022	Approximate Market Share (%)
Arizona	11,270	549	4.9%
Colorado	12,624	1,163	9.2%
Illinois	26,033	3,538	13.6%
Iowa	6,429	2,447	38.1%
Indiana	12,443	886	7.1%
Kansas	5,351	154	2.9%
Michigan	17,350	641	3.7%
Minnesota	10,632	1,600	15.0%
Missouri	11,738	1,574	13.4%
Ohio	23,676	1,018	4.3%
Pennsylvania	26,160	440	1.7%
Utah	5,686	4	0.1%
Wisconsin	12,739	372	2.9%
Total	182,131	14,386	7.9%

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

An important component of the annual profit-sharing incentive is the Company’s Employee Stock Ownership Plan (ESOP), a qualified retirement plan that grants shares of the Company’s stock to eligible employees. The ESOP provides an avenue for employees to actively participate in building value in alignment with the interests of other shareholders. In addition to the ESOP, certain members of management participate in a discretionary bonus program where restricted stock units are awarded annually.

As of December 31, 2022, we had 102.5 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

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

Examinations

Examinations are conducted by the Illinois Department of Insurance every three to five years. The Illinois Department of Insurance's last completed its last examination of ICC in November 2017 covering the period from 2012-2016. The report from this exam became available to other states or the public on May 16, 2018. The 2016 examination did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on our operations. We are currently undergoing an examination that began in October 2022 covering the periods 2017-2021.

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

The requirements provide for four different levels of regulatory attention. The “company action level” is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The “regulatory action level” is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level, the regulatory authority is mandated to place the company under its control. The capital levels of ICC have never triggered any of these regulatory capital levels. We cannot provide assurance, however, that the capital requirements applicable to ICC will not increase in the future.

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During the years ended December 31, 2022 and 2021, ICC did not receive inquiries from regulators on results for any of the IRIS tests.

~ 19 ~

Enterprise Risk Assessment

In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In addition, in 2012 the NAIC adopted the Own Risk Solvency Assessment (ORSA) Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although ICC is exempt from ORSA because of its size, we have incorporated elements of ORSA, that we believe constitute “best practices,” into our annual internal enterprise risk assessment.

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

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2022 and 2021, we recovered $0 and incurred $18,000, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Terrorism Risk Insurance Act of 2002

In January 2015 and December 2019, Congress passed the Terrorism Risk Insurance Program Reauthorization Act of 2015 and 2019, respectively, which amended and extended the Terrorism Insurance Program through December 31, 2027. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 80% of covered terrorism losses exceeding a prescribed deductible. The act limits an insurer’s exposure to certified terrorist acts (as defined by the Act) to the prescribed deductible amount. The insurance industry’s aggregate deductible is $42.7 billion in 2022. Each insurer’s deductible is capped at 20% of the insurer’s direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty and surety insureds.

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

~ 21 ~

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2022, the amount available for payment of dividends by ICC in 2023 without the prior approval of the Illinois Department of Insurance is approximately $6.0 million. “Extraordinary dividends” in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

Holding Company Laws

Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information. This includes information concerning the operations of companies within the holding company group that may materially affect the operations, management or financial condition of the insurers within the group. Pursuant to these laws, the Illinois Department of Insurance requires disclosure of material transactions involving ICC and its affiliates and requires prior notice and/or approval of certain transactions, such as “extraordinary dividends” distributed by ICC. Under these laws, the Illinois Department of Insurance also has the right to examine us at any time.

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

ICC holds a financial strength rating of “A-“ (Excellent) by A.M. Best, the fourth highest rating out of 15 rating classifications. We expect that our upcoming evaluation by A.M. Best will occur on or about May 4, 2023, with the ratings from this evaluation being released thereafter. Our most recent prior evaluation occurred on July 19, 2022, when A.M. Best assigned its outlook as stable for ICC’s issuer credit rating and upgraded its financial strength rating to “A-“ from “B++” (Good) and upgraded its issuer credit rating to “a-“ from “bbb+”. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings is an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See Item 1. Business — A.M. Best Rating.

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

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment gains of $874,000 and $983,000 for the years ended December 31, 2022 and December 31, 2021, respectively. Our investments will be subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. An unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities or sell securities at a time when such securities are in a loss position, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Information About Market Risk.

The geographic distribution of our business exposes us to significant natural disasters, which may negatively affect our financial and operating results.

For the year ended December 31, 2022, approximately 22.6% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity and frequency of tornados, hurricanes, and other storms.

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

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2022, we ceded 11.5% of our direct written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is “A-” (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

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

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors or may direct less desirable risks to us. We had two producers that were responsible for more than 5% of our direct premiums written. These producers accounted for $11.9 million or approximately 14.4% of our direct premiums written in 2022. No other producers accounted for more than 5% of our 2022 direct premiums written. If we experienced a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

Proposals to federally regulate the insurance business could affect our business.

Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals generally would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the insurance business, including rates, producer and company licensing, and market conduct examinations. We cannot predict whether any of these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government and the insurance departments of other states in which we do business. For the year ended December 31, 2022, approximately 22.6% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

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

~ 26 ~

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

The Illinois Department of Insurance also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. Our last completed examination by the Illinois Department of Insurance was in November 2017.

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

The Company’s business is highly dependent upon the successful and uninterrupted functioning of the information technology and telecommunications systems of ICC and its third-party vendors. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Our employees participate in ongoing security awareness training focused on the prevention and identification of possible threats. We also have security measures in place which are focused on the prevention, detection and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions.

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

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the liquor liability sector of the insurance industry, replacing key employees in that line of our business could be challenging. Our key officers include Arron K. Sutherland, our President and Chief Executive Officer, Michael R. Smith, our Vice President – Chief Financial Officer, Norman D. Schmeichel, our Vice President – Chief Information Officer, Howard J. Beck, our Vice President – Chief Underwriting Officer, Julia B. Suiter, our Vice President – Chief Legal Officer, and Kathleen S. Springer, our Vice President – Chief Human Resources Officer. These key officers have an average of more than 23 years of experience in the property and casualty insurance industry.

We do not have agreements not to compete or employment agreements with our employees, except for our employment agreement with Mr. Sutherland and change in control agreements with certain officers, including Messrs. Smith, Schmeichel, and Beck, and Mesdames Suiter and Springer. Our employment agreement with Mr. Sutherland and change in control agreements have change of control provisions that provide for certain payments and the continuation of certain benefits in the event such officer is terminated without cause, or such officer voluntarily quits for good reason after a change in control.

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

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Acts of 2015 and 2019, is effective through December 31, 2027. Prior to the act, insurance coverage from private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States (in consultation with the Secretary of Homeland Security) and that exceed $200 million in any year will be reimbursed by the federal government subject to a limit of $100 billion. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year, up to the insurer’s proportionate share of the $100 billion. Our deductible is approximately $15.68 million for 2022. For losses in excess of the deductible, the federal government will reimburse 80% of the insurer’s loss.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. At December 31, 2022, we participated in mandatory pooling arrangements in six states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as applicable to smaller reporting companies, which requires management to assess the effectiveness of internal controls. As described in Item 9A of Part II of this Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2022. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

Collectively, the three investors who purchased shares from us pursuant to investment agreements (the Clinton-Flood Purchasers, Stillwell Value Partners, and Rock Island Investors, LLC) own or exercise voting and investment control of 1.0 million of our shares, or 31.9% of our outstanding common stock. Pursuant to their respective purchase agreement, each investor has agreed to, among other things, vote as recommended by our board of directors (subject to limited exceptions), agree to a standstill provision, including from purchasing shares of our common stock except as provided by a contractual preemptive right, until March 2024, and agreed to restrictions on their respective ability to sell their shares of our common stock.

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

For so long as an investor beneficially owns two percent (2.0%) or more of the issued and outstanding shares of our common stock, these standstill provisions will continue until the earliest of (a) the seventh anniversary of the closing of the offering, or (b) the date on which ICC Holdings includes a balance sheet in a filing with the SEC in which its “adjusted shareholders’ equity” at the end of such fiscal quarter is less than 85% of the “starting shareholders’ equity”. We received gross proceeds of $35.0 million in the offering, using information as of December 31, 2016 as the starting shareholders’ equity, the adjusted shareholders equity would have to be $9.5 million lower in order to trigger a termination of the standstill provisions. Following the expiration of the standstill provision in March 2024 and other provisions, if these investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

Our Employee Stock Ownership Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

As of December 31, 2022, our ESOP holds 11.1% of our outstanding shares of common stock, with such shares acquired with funds borrowed from us prior to the expiration of our IPO. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was $3.5 million. The loan will be repaid over a fifteen-year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

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

The price of our common stock may decline.

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

In addition, the stock market routinely experiences substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies. As a result, the trading price of shares of our common stock may decline and a shareholder may not be able to sell shares at or above the price paid to purchase them.

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

We are a separate entity with no operations of our own other than holding the stock of ICC; ICC Realty, LLC; Beverage Insurance Agency, Inc; Estrella Innovative Solutions, Inc; Southern Hospitality Education, LLC. We depend primarily on dividends paid by ICC, distributions from ICC Realty, LLC, and any proceeds from the offering that are not contributed to ICC to pay the debt service on our existing loans and to provide funds for the payment of dividends. We will receive dividends only after all of ICC’s obligations and regulatory requirements with the Illinois Department of Insurance have been satisfied. During any twelve-month period, the amount of dividends paid by ICC to us, without the prior approval of the Illinois Department of Insurance, may not exceed the greater of 10% of ICC’s surplus as regards policyholders as reported on its most recent annual statement filed with the Illinois Department of Insurance or ICC’s statutory net income as reported on such statement. We presently do not intend to pay dividends to our shareholders. If ICC is not sufficiently profitable, our ability to pay dividends in the future will be limited.

Ongoing compliance with the requirements of the Securities Exchange Act and the Sarbanes-Oxley Act could result in higher operating costs and adversely affect our results of operations.

We are subject to the periodic reporting, proxy solicitation, insider trading prohibitions and other obligations imposed under the Securities Exchange Act. In addition, certain of the provisions of the Sarbanes-Oxley Act became applicable to us at the completion of the offering. Compliance with these requirements will increase our legal, accounting and other compliance costs and the cost of directors and officer’s liability insurance and will require management to devote substantial time and effort to ensure initial and ongoing compliance with these obligations. A key component of compliance under the Exchange Act is to produce quarterly and annual financial reports within prescribed time periods after the close of our fiscal year and each fiscal quarter. Historically, we have not been required to prepare such financial reports within these time periods. Failure to satisfy these reporting requirements may result in delisting of our common stock by the NASDAQ Capital Market, and inquiries from or sanctions by the SEC. Moreover, the provision of the Sarbanes-Oxley Act that requires public companies to review and report on the adequacy of their internal controls over financial reporting may be applicable to us so long as we are categorized as a smaller reporting company. We expect these rules, regulations and requirements to significantly increase our accounting, legal, compliance and other costs and to make some activities more time-consuming and costly. We also may need to hire additional accounting, legal, compliance and administrative staff with experience working for public companies. We may be unable to hire such additional staff on terms that are favorable to us, or at all. In addition, such additional staff may not be able to provide such services at levels sufficient to comply with these requirements. Moreover, the rules that became applicable to us as a public company could make it more difficult and expensive for us to attract and retain qualified members of our board of directors and qualified executive officers. We also anticipate that these rules will make it more expensive for us to obtain directors’ and officers’ insurance, and we may be required to incur substantially higher costs to obtain such coverage. If we fail to predict these costs accurately or to manage these costs effectively, our operating results could be adversely affected.

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

The COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to an increase in the volatility of rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; negatively impacted our ability to recruit and retain personnel; and decreased consumer confidence. In addition, the pandemic has resulted in the closure of many businesses, especially bars and restaurants, and changed the behavior of consumers who would patronize these businesses, including those in our footprint. The pandemic has caused us, and could continue to cause us, to recognize losses in our investment portfolios and increases in our allowance for losses. Furthermore, the pandemic could cause us to recognize impairment of our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital and surplus, or result in downgrades in our A.M. Best ratings. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, we may become subject to legislative and/or regulatory action that retroactively mandates coverage for losses that our insurance policies were not intended or priced to cover, including business interruption claims, despite terms included in our policies to preclude coverage or that creates presumptions of compensability not otherwise present (including for example in workers’ compensations exposures). Regulatory requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies, collect premiums, or requiring us to refund premiums in a manner not otherwise required. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. These potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from an economic downturn.

~ 34 ~

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at 225 20th Street, Rock Island, Illinois. We own this approximately 24,000 square foot facility. We also own and operate investment property comprising of one storage facility in Davenport, Iowa and 58 rental units consisting of single-family homes, duplexes, condominiums, senior living units, and a seven-plex property. These rentals are in Colona, Illinois; East Moline, Illinois; Kissimmee, Florida; Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa.

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

~ 37 ~

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ICCH.” As of March 9, 2023, there were approximately 136 registered holders of the Company’s common stock. A substantially greater number of holders of the Company's common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

~ 38 ~

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
October 1 – October 31, 2022	2,544	$15.86	2,544	$52,756
November 1 – November 30, 2022	—	$—	—	$52,756
December 1 – December 31, 2022	—	$—	—	$5,052,756
Total	2,544	$15.86	2,544	$5,052,756

(1)

In December 2022, the Company announced the establishment of a $5.0 million share repurchase program with no expiration date. The authorization is in addition to the existing share repurchase program authorized in August 2018.

~ 39 ~

Item 6. Selected Financial Data

Not applicable. The financial disclosures made available within this Form 10-K are meant to compare the fiscal periods ended December 31, 2022 and December 31, 2021. Financial information for prior periods can be found in the corresponding, previously filed Form 10-K and Form 10-Q’s.

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

For the year ended December 31, 2022, we had direct written premiums of $82.7 million, net premiums earned of $69.1 million, and net loss of $0.6 million. For the year ended December 31, 2021, we had direct premiums written of $71.1 million, net premiums earned of $53.9 million, and net earnings of $4.1 million. At December 31, 2022, we had total assets of $192.2 million and equity of $60.4 million. At December 31, 2021, we had total assets of $200.0 million and equity of $74.7 million.

As of December 31, 2022, we are an “emerging growth company” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. Our status as an "emerging growth company" ends following the filing of this Annual Report on Form 10-K.

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

~ 43 ~

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2022 and 2021.

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

~ 47 ~

The following summarizes our results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Premiums

Direct premiums written grew by $11,635,000, or 16.4%, primarily due to our increased rates. Net written premium increased by $13,181,000, or 21.9%, during the same period as a result of increased rates and decreased ceded writings. Net premiums earned grew by $15,164,000, or 28.1%.

For the years ended December 31, 2022 and 2021, we ceded to reinsurers $9,512,000 and $10,854,000 of earned premiums, respectively. Ceded earned premiums as a percent of direct premiums written were 11.5% in 2022, and 15.3% in 2021.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Our investment portfolio consisted of 80.1% and 80.0% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2022 and 2021, respectively. The remainder of the portfolio is comprised of rental real estate, perpetual preferred stock and common stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income increased by $620,000 for the year ended December 31, 2022 as compared to 2021. The increase in net investment income for the twelve months ended December 31, 2022, was driven primarily by increased rates in fixed maturity securities and increases in equity holdings. Average invested assets for 2022 were $137,949,000 compared to $140,677,000 for 2021, a decrease of $2,728,000, or 1.9%.

For additional information, see Item 1. Business — Investments above.

Other income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin. Other income increased by $71,000, or 20.5%, in 2022 as compared to 2021 primarily due to the addition of Katkin in the fourth quarter of 2021 offset by decreased gains on sales of investment properties in 2022.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	39,434	33,968
Prior years	5,099	732
	44,533	34,700
Deduct: Loss and settlement expense payments for claims incurred:
Current year	16,512	14,740
Prior years	21,331	21,203
Total paid	37,843	35,943
Net unpaid losses and settlement expense - end of the period	54,004	47,314
Plus: Reinsurance recoverable on unpaid losses	13,610	14,521
Gross unpaid losses and settlement expense - end of the period	$67,614	$61,835

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

~ 48 ~

For calendar year 2022, the Company experienced unfavorable development relative to prior years’ reserve estimates in Liquor Liability 2021 and 2020 accident year claims, Businessowners Property 2021 accident year claims, and Businessowners Liability 2021 and 2017 accident year claims, respectively. These adverse developments were partially offset by favorable development in Workers’ Compensation 2021 accident year claims.

For calendar year 2021, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business relating to Businessowners Property 2020 accident year claims and Businessowners Liability 2017 accident year claims, respectively. These adverse developments were largely offset by favorable development in Workers' Compensation 2020 accident year claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $4,071,000, or 19.5%. The primary drivers for this change were an increase in commissions along with positive earned premium growth.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other expenses.

Our expense ratio decreased 250 basis points from 38.6% to 36.1% for the year ended December 31, 2022 as compared to 2021.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $53,000, or 7.4%, in 2022 as compared to 2021.

Interest Expense

Interest expense decreased to $196,000 for the year ended December 31, 2022 from $235,000 for the year ended December 31, 2021, reflecting the payoff of the $3.5 million loan in April 2022.

Income Tax Expense

We reported income tax benefit of $140,000 in 2022, as compared to expense of $815,000 in 2021. Total income tax benefit increased in 2022 primarily due to deferred tax assets from GAAP net losses on equity securities offset by the profitability of our core insurance business.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~ 49 ~

Financial Position

The following summarizes our financial position as of December 31, 2022 and December 31, 2021.

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2022	2021
Case reserves	$28,231	$26,309
IBNR reserves	25,773	21,005
Net unpaid losses and settlement expense	54,004	47,314
Reinsurance recoverable on unpaid loss and settlement expense	13,610	14,521
Reserves for unpaid loss and settlement expense	$67,614	$61,835

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2022 and 2021.

As of December 31, 2022

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$21,356	$22,737	$44,093
Property	3,690	(24)	3,666
Other	3,185	3,060	6,245
Total net reserves	28,231	25,773	54,004	$48,006	$57,398
Reinsurance recoverables	3,716	9,894	13,610	11,595	15,484
Gross reserves	$31,947	$35,667	$67,614	$59,601	$72,882

As of December 31, 2021

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$19,223	$18,540	$37,763
Property	3,018	(558)	2,460
Other	4,068	3,023	7,091
Total net reserves	26,309	21,005	47,314	$41,980	$49,737
Reinsurance recoverables	4,002	10,519	14,521	12,932	17,112
Gross reserves	$30,311	$31,524	$61,835	$54,912	$66,849

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

~ 50 ~

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the years ended December 31, 2022 and 2021, we experienced adverse development of $5,099,000 and $732,000, respectively. We increased our IBNR reserves by $4,769,000 in 2022 to strengthen prior and current year accident year reserves with the goal of avoiding large swings in the future.

Potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2021 at $47,314,000. As of December 31, 2022, that amount was re-estimated at $52,413,000, which is $5,099,000, or 10.8%, higher than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from -11.1% to 6.3%. As shown in the table below, since 2017 the variance in our originally estimated accident year loss reserves has ranged from -8.3% deficient to 7.1% redundant as of December 31, 2022.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2017	2018	2019	2020	2021
As originally estimated	$29,801	$29,762	$33,564	$31,356	$33,968
As estimated at December 31, 2022	31,642	27,654	34,442	30,457	36,787
Net cumulative (deficiency) redundancy	$(1,841)	$2,108	$(878)	$899	$(2,819)
% (deficiency) redundancy	(6.2)%	7.1%	(2.6)%	2.9%	(8.3)%

~ 51 ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2022		2021
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$48,006	7.8%	$41,980	5.6%
Recorded	54,004	0.0%	47,314	0.0%
High End	57,398	(4.4)%	49,737	(2.6)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially determined range as of December 31, 2022, the loss and settlement expense reserves would increase by $3,394,000 before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2022 by $2,681,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially determined range as of December 31, 2022, the net loss and settlement expense reserves at December 31, 2022 would decrease by $5,998,000 with a corresponding increase in net earnings and equity of $4,738,000.

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

Corporate Bonds

The net unrealized losses/gains position in the Corporate bond portfolio decreased about $6.4 million from a gain of $2,247,000 at the end of 2021 to a loss of $4,114,000 at the end of 2022. This sharp decrease in unrealized position was driven mostly by an increase in Treasury rates. In 2022, 5 year Treasury rates increased 274 bps and 10 year Treasury rates increased 237 bps. In addition, spreads in Corporate bonds widened during the year. The average spread of the Investment Grade Corporate Bond index widened from 98 bps at the end of 2021 to 138 bps at the end of 2022. As a result, Corporate bond prices dropped substantially causing the unrealized gain position to worsen.

Municipal Bonds

The net unrealized losses/gains in the Municipal portfolio decreased about $5.0 million from a gain of $1,127,000 at the end of 2021 to a loss of $3,896,000 at the end of 2022. This sharp decrease in unrealized gains was driven by an increase in Treasury rates. In 2022, 10 year Treasury rates increased 237 bps and 30 year Treasury rates increased 206 bps.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$615	$(37)	$638	$(63)	$1,253	$(100)
MBS/ABS/CMBS	21,200	(1,365)	12,833	(1,742)	34,033	(3,107)
Corporate	27,689	(2,896)	5,829	(1,256)	33,518	(4,152)
Municipal	11,502	(3,089)	2,080	(885)	13,582	(3,974)
Redeemable preferred stock	189	(27)	—	—	189	(27)
Total temporarily impaired fixed maturity securities	$61,195	$(7,414)	$21,380	$(3,946)	$82,575	$(11,360)

~ 52 ~

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$391	$(9)	$292	$(8)	$683	$(17)
MBS/ABS/CMBS	20,404	(244)	1,124	(52)	21,528	(296)
Corporate	6,428	(162)	995	(26)	7,423	(188)
Municipal	2,676	(19)	269	(4)	2,945	(23)
Total temporarily impaired fixed maturity securities	$29,899	$(434)	$2,680	$(90)	$32,579	$(524)

The unrealized losses as of December 31, 2022 and 2021 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

We monitor our investment portfolio and review securities that have experienced a decline in fair value below cost to evaluate whether the decline is other-than-temporary. When assessing whether the amortized cost basis of the security will be recovered, we compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss.” If there is a credit loss, the impairment is considered to be other-than-temporary. If we identify that an other-than-temporary impairment loss has occurred, we then determine whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security prior to recovering the amortized cost basis less any current-period credit losses. If we determine that we do not intend to sell, and it is not more likely than not that we will be required to sell the security, the amount of the impairment loss related to the credit loss will be recorded in earnings, and the remaining portion of the other-than-temporary impairment loss will be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the other-than-temporary impairment (OTTI) will be recognized in earnings.

There were no other-than-temporary impairment losses recognized in net earnings during the years ended December 31, 2022 and 2021. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we use that estimate. In instances where we can obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses and other valuation techniques that utilize certain unobservable inputs. Accordingly, we would classify such a security as a Level 3 investment.

The fair value estimates of our investments provided by the independent pricing service at December 31, 2022 and December 31, 2021, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

~ 53 ~

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review we did not identify any such discrepancies for the years ended December 31, 2022 and 2021, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At December 31, 2022 and December 31, 2021, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred acquisition costs	$7,167	$6,539
Unearned premium reserves	40,527	36,212

The method followed in computing deferred acquisition costs limits the amount of deferred costs to their estimated realizable value, which gives effect to the premium to be earned, loss and settlement expenses, and certain other costs expected to be incurred as the premium is earned. Future changes in estimates, the most significant of which is expected loss and settlement expenses, may require adjustments to deferred policy acquisition costs. If the estimation of net realizable value indicates that the deferred acquisition costs are not recoverable, they would be written off.

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

We had net deferred tax assets and liabilities of $3,297,000 and $955,000 at December 31, 2022 and 2021, respectively. A valuation allowance is required to be established for any portion of a deferred tax asset for which we believe it is more likely than not that it will not be realized. At December 31, 2022 and 2021, we had no valuation allowance with respect to a deferred tax asset.

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

As of December 31, 2022 and 2021, we had no material unrecognized tax benefits or accrued interest and penalties. Periods still subject to Internal Revenue Service (IRS) audit include 2018 through the current year. There are currently no open tax exams. The tax return related to the year ended December 31, 2022 has not yet been filed.

Other Assets

As of December 31, 2022 and 2021, other assets totaled $1,277,000 and $1,344,000, respectively. These balances include a Corporate Owned Life Insurance policies on Arron K. Sutherland, President and Chief Executive Officer. They also include prepaid maintenance fees, prepaid insurance fees, and receivables from pools and associations.

Outstanding Debt

As of December 31, 2022 and 2021, outstanding debt balances totaled $15,000,000 and $18,455,000, respectively. The weighted average rate on remaining debt was 1.2% and 1.3% as of December 31, 2022 and 2021, respectively.

~ 54 ~

Debt Obligation

As of December 31, 2022 and 2021, the Company had $15.0 million and $18.5 million in outstanding debt, respectively.

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The Company repaid $3.5 million in April 2022, which fully extinguished the loan balance.

The Company has borrowing capacity of $44.3 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of ICC as of the prior year-end.

As a part of the Company's response to COVID-19, the Company obtained in March 2020 a $6.0 million loan from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan.

In May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, five-year FHLBC loan.

A one-year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan was rolled over to a $5.0 million, five-year, 1.36% fixed interest loan.

The Company has $18.2 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of December 31, 2022, the balance on the line of credit was $0. The line of credit is priced at Prime plus 0.5% with a floor of 4.75% and renews annually with a current expiration date of July 2023. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer's statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with the Illinois Department of Insurance. As of December 31, 2022, our total adjusted capital is in excess of $59.7 million. There was no interest paid on the line of credit during the years ended December 31, 2022 and 2021.

Other Liabilities

As of December 31, 2022 and December 31, 2021, other liabilities totaled $1,103,000 and $1,031,000, respectively.

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

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2022, we recognized compensation expense of $476,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized compensation expense of $375,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2021.

~ 55 ~

Restricted Stock Units

RSUs were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. the Company recognized $205,000 and $187,000 in RSU expense as of December 31, 2022 and 2021, respectively.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	$259,059	$13.30
Granted	219,945	17.05
Vested	(205,403)	13.71
Nonvested at December 31, 2022	$273,601	$15.72

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

Cash flows from continuing operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$10,755	$5,312
Net cash provided by (used in) investing activities	(6,256)	(12,155)
Net cash (used in) provided by financing activities	(5,965)	4,851
Net increase (decrease) in cash and cash equivalents	$(1,466)	$(1,992)

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

The amount available for payment of dividends from ICC in 2023 without the prior approval of the Illinois Department of Insurance is approximately $6.0 million based upon the insurance company’s 2022 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid dividends of $3,000,000 and $800,000 to ICC Holdings, Inc. as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company has received 1,296 claims for business interruption related to COVID-19. This count has not changed since the period ended March 31, 2021. Based on policy language, the Company does not anticipate that coverage will be triggered for these property claims requiring loss payment.

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

The average maturity of the debt securities in our investment portfolio at December 31, 2022, was 9.06 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment managers.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2022
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(9,049)	$84,340
100 basis point increase	(4,735)	88,654
No change	—	93,389
100 basis point decrease[1]	5,155	98,544
200 basis point decrease[1]	10,665	104,054

1 Assumes U.S. rates are floored at 0%

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and at least 70% of our investment securities must be rated at least “A” by Moody’s or an equivalent rating quality. We also independently, and through our independent third-party investment managers, monitor the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.

~ 58 ~

Impact of Inflation

Inflation increases our customers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premium levels before the amounts of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. The Company has positively adjusted its rates over the last three years in an effort to offset the potentially negative impact of rising inflation.

~ 59 ~

Item 8. Financial Statements and Supplementary Data

~ 60 ~

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders

ICC Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICC Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedules listed in Item 15 of the Company’s Form 10-K (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Park Ridge, IL

March 30, 2023

~ 61 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2022	2021

Assets
Investments and cash:
Fixed maturity securities (amortized cost of $104,580,681 at 12/31/2022 and $102,145,223 at 12/31/2021)	$93,388,971	$105,841,543
Common stocks at fair value	20,438,907	23,608,197
Preferred stocks at fair value	2,772,605	2,780,450
Other invested assets	4,722,137	3,086,568
Property held for investment, at cost, net of accumulated depreciation of $609,282 at 12/31/2022 and $464,713 at 12/31/2021	6,002,233	5,509,114
Cash and cash equivalents	3,139,986	4,606,378
Total investments and cash	130,464,839	145,432,250
Accrued investment income	791,812	659,413
Premiums and reinsurance balances receivable, net of allowances for uncollectible amounts of $50,000 at 12/31/2022 and $100,000 at 12/31/2021	31,270,460	27,199,804
Ceded unearned premiums	947,851	967,022
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for uncollectible amounts of $0 at 12/31/2022 and 12/31/2021	13,610,295	14,521,219
Income taxes - current	22,042	195,694
Income taxes - deferred	3,296,688	—
Deferred policy acquisition costs, net	7,167,036	6,538,844
Property and equipment, at cost, net of accumulated depreciation of $6,590,602 at 12/31/2022 and $6,243,055 at 12/31/2021	3,313,719	3,144,218
Other assets	1,277,469	1,343,504
Total assets	$192,162,211	$200,001,968

Liabilities:
Unpaid losses and settlement expenses	$67,614,063	$61,834,809
Unearned premiums	40,527,182	36,212,266
Reinsurance balances payable	1,405,337	1,368,294
Corporate debt	15,000,000	18,455,342
Accrued expenses	6,072,020	5,441,611
Income taxes - deferred	—	954,862
Other liabilities	1,102,678	1,030,870
Total liabilities	131,721,280	125,298,054

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,463,535)	(3,155,399)
Additional paid-in capital	33,119,125	32,965,136
Accumulated other comprehensive (loss) earnings, net of tax	(8,841,517)	2,920,027
Retained earnings	43,701,233	44,282,895
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,109,375)	(2,343,745)
Total equity	60,440,931	74,703,914
Total liabilities and equity	$192,162,211	$200,001,968

1 Par value $0.01; authorized: 2022 –10,000,000 shares and 2021 – 10,000,000 shares; issued: 2022 – 3,500,000 and 2021 – 3,500,000 shares; outstanding: 2022 – 3,153,741 and 2021 – 3,291,852 shares.

2 2022 – 346,259 shares and 2021 – 208,148 shares

3 2022 – 210,935 shares and 2021 – 234,374 shares

See accompanying notes to consolidated financial statements.

~ 62 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

	For the Twelve-Months Ended
	December 31,
	2022	2021
Net premiums earned	$69,057,343	$53,893,020
Net investment income	4,034,228	3,414,408
Net realized investment gains	874,470	982,547
Net unrealized (losses) gains on equity securities	(4,706,405)	2,801,991
Other income	420,202	348,709
Consolidated revenues	69,679,838	61,440,675
Losses and settlement expenses	44,532,729	34,699,543
Policy acquisition costs and other operating expenses	24,896,120	20,824,900
Interest expense on debt	196,070	235,001
General corporate expenses	776,747	723,350
Total expenses	70,401,666	56,482,794
(Loss) earnings before income taxes	(721,828)	4,957,881
Income tax expense:
Current	984,897	400,355
Deferred	(1,125,063)	414,747
Total income tax (benefit) expense	(140,166)	815,102
Net (loss) earnings	$(581,662)	$4,142,779

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.19)	$1.36
Diluted:
Diluted net (loss) earnings per share	$(0.19)	$1.35

Weighted average number of common shares outstanding:
Basic	3,032,155	3,047,433
Diluted	3,032,155	3,065,025

Net (loss) earnings	$(581,662)	$4,142,779
Other comprehensive loss, net of tax
Unrealized gains and losses on fixed maturity securities:
Unrealized holding (losses) arising during the period, net of income tax (benefit) of $(3,128,757) in 2022 and $(641,107) in 2021	$(11,770,084)	$(2,411,782)
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of $(2,270) in 2022 and $50,050 in 2021	8,540	(188,282)
Total other comprehensive loss	(11,761,544)	(2,600,064)
Comprehensive (loss) earnings	$(12,343,206)	$1,542,715

See accompanying notes to consolidated financial statements.

~ 63 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2021	$35,000	$(3,153,838)		$(2,578,115)	$32,780,436	$40,140,116	$5,520,091	$72,743,690
Purchase of treasury stock	—	(139,160)		—	—	—	—	(139,160)
Net earnings	—	—		—	—	4,142,779	—	4,142,779
Other comprehensive earnings, net of tax	—	—		—	—	—	(2,600,064)	(2,600,064)
Restricted stock unit expense	—	137,600	[1]	—	49,297	—	—	186,897
ESOP compensation expense	—	—		234,370	135,403	—	—	369,773
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(2,509,582)		—	—	—	—	(2,509,582)
Net loss	—	—		—	—	(581,662)	—	(581,662)
Other comprehensive loss, net of tax	—	—		—	—	—	(11,761,544)	(11,761,544)
Restricted stock unit expense	—	201,446	[1]	—	3,957	—	—	205,403
ESOP compensation expense	—	—		234,370	150,032	—	—	384,402
Balance, December 31, 2022	$35,000	$(5,463,535)		$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931

1 Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

~ 64 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve-Month Periods Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(581,662)	$4,142,779
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities
Net realized investment gains	(874,470)	(982,547)
Net unrealized losses (gains) on equity securities	4,706,405	(2,801,991)
Depreciation	693,067	708,378
Deferred income tax	(1,125,063)	414,747
Amortization of bond premium and discount	175,085	281,679
Stock-based compensation expense	589,805	556,670
Change in:
Accrued investment income	(132,399)	1,380
Premiums and reinsurance balances receivable	(4,070,656)	(3,693,633)
Ceded unearned premiums	19,171	(106,117)
Reinsurance balances payable	37,043	997,099
Reinsurance balances recoverable	910,924	(1,501,354)
Deferred policy acquisition costs	(628,192)	(1,109,224)
Unpaid losses and settlement expenses	5,779,254	259,143
Unearned premiums	4,314,916	6,423,432
Accrued expenses	630,409	1,969,100
Current federal income tax	173,652	177,292
Other	137,845	(424,907)
Net cash provided by operating activities	10,755,134	5,311,926
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(20,443,812)	(21,860,180)
Common stocks	(4,481,474)	(8,399,079)
Preferred stocks	(1,208,744)	(1,464,198)
Other invested assets	(1,874,993)	(1,599,999)
Property held for investment	(940,997)	(1,725,358)
Property and equipment	(711,133)	(992,314)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	17,820,507	18,590,418
Common stocks	4,402,327	3,023,990
Preferred stocks	646,552	340,523
Other invested assets	238,723	315,077
Property held for investment	278,679	1,470,833
Property and equipment	17,763	145,287
Net cash used in investing activities	(6,256,602)	(12,154,999)
Cash flows from financing activities:
Proceeds from loans	5,000,000	9,000,000
Repayments of borrowed funds	(8,455,342)	(4,010,231)
Purchase of treasury stock	(2,509,582)	(139,160)
Net cash (used in) provided by financing activities	(5,964,924)	4,850,609
Net decrease in cash and cash equivalents	(1,466,392)	(1,992,464)
Cash and cash equivalents at beginning of year	4,606,378	6,598,842
Cash and cash equivalents at end of period	$3,139,986	$4,606,378
Supplemental information:
Federal income tax paid	$370,000	$145,000
Interest paid	$190,200	$230,700

See accompanying notes to consolidated financial statements.

~ 65 ~

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 22.6% and 24.0% of the premium was written in Illinois for the years ended December 31, 2022 and December 31, 2021, respectively. The Company operates as a single segment.

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

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2022 and 2021, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2022	2021
Automobiles	$637,306	$507,889
Furniture and fixtures	520,835	512,268
Computer equipment and software	4,720,932	4,350,118
Home office	4,025,248	4,016,998
Total cost	9,904,321	9,387,273
Accumulated depreciation	(6,590,602)	(6,243,055)
Net property and equipment	$3,313,719	$3,144,218

J.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of both reported and unreported claims and related expenses. The estimates are based on various actuarial reserving methodologies and other assumptions related to the ultimate cost to settle such claims. The reserving methodologies used are Loss Development for paid and incurred loss and settlement expense, Expected Loss Ratio for ultimate loss and settlement expense, Bornhuetter-Ferguson (B-F) for paid and incurred loss, and A&OE (also known as the “Wendy Johnson Method”) for unpaid adjusting and other expense. The assumptions used are subject to occasional changes due to evolving economic, social, and political conditions. There were no changes to the core methodologies used as of December 31, 2022.

All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted, as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels at December 31, 2022, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

K.	PREMIUMS

Premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage. Unearned premiums are calculated on a daily pro rata basis. A premium deficiency reserve should be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The Company concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2022 and 2021.

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

The Company recognizes employee stock ownership plan (ESOP) compensation expense ratably during each year for the shares committed to be allocated to participants that year. This expense is determined by the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For purposes of balance sheet disclosures of shares outstanding, the Company includes only the number of ESOP shares that have been committed to be released for the period. For purposes of calculating earnings per share, the Company includes the weighted average ESOP shares committed to be released for the period. The ESOP covers all employees who have worked a minimum of 500 hours in the plan year.

O.	EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock or common stock equivalents were exercised or converted into common stock. When inclusion of these items increases the earnings per share or reduces the loss per share, the effect on earnings is anti-dilutive. Under these circumstances, the diluted net earnings or net loss per share is computed excluding these items.

P.	COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the consolidated statement of earnings, the Company used a 21% tax rate for the years ended December 31, 2022, and 2021. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax (benefit) of $(3,126,487) and $(691,157) for 2022 and 2021, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale fixed maturity securities:

	Year Ended December 31,
	2022	2021
Beginning balance	$2,920,027	$5,520,091

Other comprehensive loss before reclassification	(11,770,084)	(2,411,782)
Amount reclassified from accumulated other comprehensive loss	8,540	(188,282)
Net current period other comprehensive loss	(11,761,544)	(2,600,064)
Ending balance	$(8,841,517)	$2,920,027

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Twelve-Month Periods Ended
Details about Accumulated Other	December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2022	2021	where Net Earnings is Presented
Unrealized losses (gains) on AFS investments:
	$10,810	$(238,332)	Net realized investment losses (gains)
	(2,270)	50,050	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$8,540	$(188,282)

~ 70 ~

Q.	ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Leases (ASU 2018-20, ASU 2018-11, ASU 2018-10, ASU 2018-01, ASU 2017-13 and ASU 2016-02) – These updates are intended to increase transparency and comparability for lease transactions. ASU 2016-02 requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with an original term longer than twelve months and disclose key information about leasing arrangements. Lessor accounting is largely unchanged. The updates are effective for the Company for the year ended December 31, 2022. ASU 2016-02 required the adoption on a modified retrospective basis. However, with the issuance of ASU 2018-11, we have the option to recognize the cumulative effect as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. These updates provide optional practical expedients in transition. The effect of applying the new lease guidance on the consolidated financial statements is minimal due to current and future lease obligations being immaterial.

R.PROSPECTIVE ACCOUNTING STANDARDS

The dates presented below represent the implementation dates for the Company. The Company’s status as an Emerging Growth Company could delay the required adoption of each of these standards.

Financial Instruments Credit Losses (ASU 2018-19 and ASU 2016-13) – This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments and reinsurance balances recoverable. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. AFS fixed maturity securities are not in scope of the new credit loss model but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2023. This update will have the largest impact on our reinsurance balances recoverable as we did not have an allowance before. That said we expect the total impact of adoption to be less than 0.1% of total assets.

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

The Company had protection of $14 million in excess of $1 million for both the years ended December 31, 2022 and 2021. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off. The catastrophe reinsurance treaty renewed on January 1, 2023.

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

~ 72 ~

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2022, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. The Company is rated by A.M. Best. This rating reflects their opinion of the insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders.

~ 73 ~

2.	INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
AFS, fixed maturity securities	$3,122,028	$3,010,433
Investment property	904,533	802,071
Equity securities	778,707	488,562
Other Invested Assets	154,332	80,761
Cash and short-term investments	24,628	2,582
Investment revenue	4,984,228	4,384,408
Less investment expenses	(950,000)	(970,000)
Net investment income	$4,034,228	$3,414,408

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of fixed maturity and equity securities and the related gross realized gains and losses for the years ended December 31, 2022 and 2021.

				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2022
Fixed maturity securities	$17,820,507	$107,368	$(118,178)	$(10,810)
Common stocks	4,402,327	1,213,519	(316,079)	897,440
Preferred stocks	646,552	8,748	(20,909)	(12,160)
2021
Fixed maturity securities	$18,590,418	$247,913	$(9,582)	$238,332
Common stocks	3,023,990	836,477	(129,972)	706,504
Preferred stocks	340,523	37,711	—	37,711

The amortized cost and estimated fair value of fixed income securities at December 31, 2022, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$250,007	$246,576
Due after one year through five years	16,293,720	15,551,096
Due after five years through 10 years	19,109,519	16,765,406
Due after 10 years	26,853,034	21,833,630
Asset and mortgage backed securities without a specific due date	41,858,596	38,803,342
Redeemable preferred stocks	215,805	188,921
Total fixed maturity securities	$104,580,681	$93,388,971

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at December 31, 2022 and 2021.

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,352,752	$1,252,960	$—	$(99,792)
MBS/ABS/CMBS	41,858,596	38,803,341	51,477	(3,106,732)
Corporate	39,716,139	35,602,055	38,867	(4,152,951)
Municipal	21,437,389	17,541,694	78,117	(3,973,812)
Redeemable preferred stock	215,805	188,921	—	(26,884)
Total fixed maturity securities	$104,580,681	$93,388,971	$168,461	$(11,360,171)

~ 74 ~

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2021
Fixed maturity securities:
U.S. Treasury	$1,352,044	$1,345,992	$11,276	$(17,328)
MBS/ABS/CMBS	40,712,275	41,023,871	607,483	(295,887)
Corporate	38,959,905	41,206,964	2,434,738	(187,679)
Municipal	20,905,194	22,031,831	1,149,998	(23,361)
Redeemable preferred stock	215,805	232,885	17,080	—
Total fixed maturity securities	$102,145,223	$105,841,543	$4,220,575	$(524,255)

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $19,288,540 and $14,975,101 and commercial mortgage backed securities of $8,946,897 and $11,697,671 at December 31, 2022 and 2021, respectively.

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2022 and 2021. The table segregates the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2022			December 31, 2021
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$615,367	$637,594	$1,252,961	$391,250	$291,891	$683,141
Amortized cost	652,424	700,329	1,352,753	400,408	300,061	700,469
Unrealized loss	(37,057)	(62,735)	(99,792)	(9,158)	(8,170)	(17,328)
MBS/ABS/CMBS
Fair value	21,199,819	12,833,310	34,033,129	20,403,757	1,124,095	21,527,852
Amortized cost	22,564,779	14,575,082	37,139,861	20,647,568	1,176,171	21,823,739
Unrealized loss	(1,364,960)	(1,741,772)	(3,106,732)	(243,811)	(52,076)	(295,887)
Corporate
Fair value	27,688,403	5,829,396	33,517,799	6,428,166	995,235	7,423,401
Amortized cost	30,584,890	7,085,860	37,670,750	6,590,227	1,020,853	7,611,080
Unrealized loss	(2,896,487)	(1,256,464)	(4,152,951)	(162,061)	(25,618)	(187,679)
Municipal
Fair value	11,502,050	2,079,831	13,581,881	2,676,052	269,247	2,945,299
Amortized cost	14,590,996	2,964,697	17,555,693	2,695,269	273,391	2,968,660
Unrealized loss	(3,088,946)	(884,866)	(3,973,812)	(19,217)	(4,144)	(23,361)
Redeemable preferred stock
Fair value	188,921	—	188,921	—	—	—
Amortized cost	215,805	—	215,805	—	—	—
Unrealized loss	(26,884)	—	(26,884)	—	—	—
Total
Fair value	61,194,560	21,380,131	82,574,691	29,899,225	2,680,468	32,579,693
Amortized cost	68,608,894	25,325,968	93,934,862	30,333,472	2,770,476	33,103,948
Unrealized loss	(7,414,334)	$(3,945,837)	$(11,360,171)	$(434,247)	$(90,008)	$(524,255)

The fixed income portfolio contained 236 securities in an unrealized loss position as of December 31, 2022. Of these 236 securities, 45 have been in an unrealized loss position for 12 consecutive months or longer and represent $3,945,837 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the year ended December 31, 2022 and 2021. For all fixed income securities at a loss at December 31, 2022, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at December 31, 2022 and December 31, 2021.

~ 75 ~

As required by law, certain fixed maturity investments amounting to $3,290,386 and $3,823,752 at December 31, 2022 and 2021, respectively, were on deposit with either regulatory authorities or banks.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized (losses) gains for the twelve months ended December 31, 2022 and 2021 for equity securities held as of December 31, 2022 and  December 31, 2021 were $(4,706,405) and $2,801,991, respectively.

OTHER INVESTED ASSETS

Other invested assets as of December 31, 2022 and  December 31, 2021 were $4,722,137 and $3,086,568, respectively.

Other invested assets include membership in the Federal Home Loan Bank of Chicago (FHLBC), which occurred in February 2018. As of December 31, 2022 and 2021, our investment in FHLBC stock was carried at cost of $425,000 and $300,000, respectively. Due to the nature of our membership in the FHLBC, the carrying amount approximates fair value.

In addition, other invested assets as of December 31, 2022, include privately held investments of $214,630 and notes receivable of $4,082,507, compared to $104,200 and $2,682,368, respectively, at December 31, 2021. Most of the notes bear interest between 3.9% and 7.25%. One note has interest at prime minus 25 basis points with a floor of 4.0%. As of December 31, 2022, $244,046 in note payments were received and $10,496 in accrued escrow and interest receivable was recorded. Comparatively, as of December 31, 2021, $315,077 in note payments were received and $12,075 in accrued escrow and interest receivable were recorded. The Company had no allowance recorded related to uncollectible note receivables at December 31, 2022 and 2021.

During the fourth quarter of 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of December 31, 2022, no calls were received.

PROPERTY HELD FOR INVESTMENT

As of December 31, 2022, investment property comprised of one storage facility in Davenport, Iowa and 58 rental units consisting of single-family homes, duplexes, condominiums, senior living units, and a seven-plex property. These rentals are in Colona, Illinois; East Moline, Illinois; Kissimmee, Florida; Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. Property held for investment is net of accumulated depreciation of $609,282 and $464,713 as of December 31, 2022, and 2021, respectively. Related depreciation expense was $169,199 and $145,237 for the years ended December 31, 2022, and 2021, respectively.

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

Assets measured at fair value on a recurring basis as of December 31, 2022, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,252,960	$—	$—	$1,252,960
MBS/ABS/CMBS	—	38,803,341	—	38,803,341
Corporate	—	35,602,055	—	35,602,055
Municipal	—	17,541,694	—	17,541,694
Redeemable preferred stocks	—	188,921	—	188,921
Total fixed maturity securities	1,252,960	92,136,011	—	93,388,971
Equity securities
Common stocks	20,438,907	—	—	20,438,907
Perpetual preferred stocks	—	2,772,605	—	2,772,605
Total equity securities	20,438,907	2,772,605	—	23,211,512
Total marketable investments measured at fair value	$21,691,867	$94,908,616	$—	$116,600,483

~ 77 ~

Assets measured at fair value on a recurring basis as of December 31, 2021, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,345,992	$—	$—	$1,345,992
MBS/ABS/CMBS	—	41,023,871	—	41,023,871
Corporate	—	41,206,964	—	41,206,964
Municipal	—	22,031,831	—	22,031,831
Redeemable preferred stocks	—	232,885	—	232,885
Total fixed maturity securities	1,345,992	104,495,551	—	105,841,543
Equity securities
Common stocks	23,608,197	—	—	23,608,197
Perpetual preferred stocks	—	2,780,450	—	2,780,450
Total equity securities	23,608,197	2,780,450	—	26,388,647
Total marketable investments measured at fair value	$24,954,189	$107,276,001	$—	$132,230,190

4.	POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2022	2021
Deferred policy acquisition costs (DAC), beginning of year	$6,538,844	$5,429,620
Deferred:
Direct commission	12,330,776	10,772,089
Premium taxes	1,271,971	1,215,613
Ceding commissions	(693,178)	(827,540)
Underwriting	1,186,150	1,003,215
Net deferred	14,095,719	12,163,377
Amortized	13,467,527	11,054,153
DAC, end of year	$7,167,036	$6,538,844

Policy acquisition costs:
Amortized to expense	$13,467,527	$11,054,153
Period costs:
Contingent commission	1,796,256	1,463,505
Other underwriting expenses	9,632,337	8,307,242
Total policy acquisition costs	$24,896,120	$20,824,900

~ 78 ~

5.	DEBT

Debt Obligation

ICC Holdings, Inc. secured a loan with a commercial bank in March 2017 in the amount of $3.5 million and used the proceeds to repay ICC for the money borrowed by the ESOP. The term of the loan is five years bearing interest at 3.65%. The Company pledged stock and $1.0 million of marketable assets as collateral for the loan. The Company repaid $3.5 million in April 2022, which fully extinguished the loan balance.

The Company has borrowing capacity of $44.3 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of ICC as of the prior year-end.

As a part of the Company's response to COVID-19, the Company obtained in March 2020 a $6.0 million from the FHLBC as a precautionary measure to increase its cash position, to provide increased liquidity, and to compensate for potential reductions in premium receivable collections. The term of the loan is five years bearing interest at 1.4%. The Company pledged $6.8 million of fixed income securities as collateral for this loan.

In May 2021, the Company entered into a $4.0 million, 0.74% fixed interest, five-year FHLBC loan.

A one-year FHLBC loan for $5.0 million, 0% interest was entered into in May 2021. Upon maturity in May 2022, this loan was rolled over to a $5.0 million, five-year, 1.36% fixed interest loan.

The Company has $18.2 million in bonds pledged as collateral for all FHLBC loans.

The total balance of the debt agreements at year end 2022 and 2021 was $15,000,000 and $18,455,342, respectively. The weighted average interest rate on remaining debt was 1.2% as of December 31, 2022 and 1.3% as of December 31, 2021.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of December 31, 2022, the balance on the line of credit was $0. The line of credit is priced at Prime plus 0.5% with a floor of 4.75% and renews annually with a current expiration date of July 2023. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer's statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with the Illinois Department of Insurance. As of  December 31, 2022, our total adjusted capital is in excess of $59.7 million. There was no interest paid on the line of credit during the years ended  December 31, 2022 and 2021.

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

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $1,000,000 for casualty and workers’ compensation business and $1,000,000 for property, although certain treaties contain an annual aggregate deductible before reinsurance applies.

~ 79 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2022	2021
WRITTEN
Direct	$82,726,634	$71,091,961
Reinsurance assumed	157,268	78,699
Reinsurance ceded	(9,492,472)	(10,960,325)
Net	$73,391,430	$60,210,335
EARNED
Direct	$78,411,890	$64,652,638
Reinsurance assumed	157,097	94,590
Reinsurance ceded	(9,511,644)	(10,854,208)
Net	$69,057,343	$53,893,020
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$50,290,695	$45,685,603
Reinsurance assumed	94,482	47,536
Reinsurance ceded	(5,852,448)	(11,033,596)
Net	$44,532,729	$34,699,543

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2022 and 2021, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $13,610,295 and $14,521,219, respectively. All the Company’s reinsurance recoverables are due from companies with financial strength ratings of “A” or better by A.M. Best.

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2022. These reinsurers all have financial strength ratings of “A” or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2022.

		Net Reinsurer	Percent	Ceded	Percent
	A.M. Best	Exposure as of	of	Premiums	of
(In thousands)	Rating	December 31, 2022	Total	Written	Total
General Reinsurance Corporation	A++	$8,423	53.9%	$6,325	66.6%
Aspen Insurance UK Ltd	A	1,250	8.0%	—	0.0%
Partner Reinsurance Company	A+	1,076	6.9%	—	0.0%
Renaissance Reinsurance US Incorporated	A+	1,046	6.7%	640	6.7%
Everest Reinsurance Company	A+	896	5.7%	—	0.0%
Swiss Reinsurance	A+	810	5.2%	308	3.2%
Axis Reinsurance Company	A	443	2.8%	—	0.0%
Endurance Assurance Corporation	A+	407	2.6%	2	0.0%
Hannover Rueck SE	A+	392	2.5%	278	3.0%
Houston Casualty Company	A++	254	1.6%	377	4.0%
All other reinsurers including anticipated subrogation		643	4.1%	1,562	16.5%
		$15,640	100.0%	$9,492	100.0%

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

~ 80 ~

Once regulatory action (such as receivership, finding of insolvency, order of conservation or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized, and income charged. The Company had no allowance recorded related to uncollectible amounts on paid and unpaid recoverables at December 31, 2022 and 2021. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

7.	UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2013 to 2022, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2021. The information about incurred and paid claims development for the years ended December 31, 2013 to 2021, is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance ($'s in thousands)											As of December 31, 2022
	Year Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2013	$9,266	$8,302	$8,290	$8,415	$8,471	$8,282	$8,272	$8,270	$8,275	$8,276	$9	626
2014		8,865	7,586	7,798	7,883	7,817	7,785	7,784	7,792	7,794	—	740
2015			7,693	7,494	7,717	7,634	7,654	7,636	7,635	7,642	-	554
2016				8,941	7,981	8,372	8,381	8,404	8,327	8,387	6	576
2017					13,993	13,568	13,741	13,825	13,622	13,593	24	715
2018						11,454	11,114	10,966	11,030	11,073	44	725
2019							13,933	14,758	14,976	15,078	3	833
2020								13,997	15,056	15,195	431	937
2021									12,968	14,799	312	746
2022										16,568	(810)	683
Total										$118,405

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$6,856	$8,079	$8,200	$8,238	$8,265	$8,272	$8,271	$8,270	$8,271	$8,270
2014		6,243	7,631	7,746	7,796	7,795	7,795	7,801	7,803	7,805
2015			5,057	7,040	7,474	7,645	7,660	7,657	7,645	7,642
2016				6,157	7,624	8,236	8,356	8,437	8,465	8,384
2017					10,055	13,482	13,610	13,595	13,363	13,451
2018						8,487	11,009	11,025	11,062	11,117
2019							11,621	14,161	14,855	14,902
2020								10,620	14,485	15,540
2021									11,220	14,712
2022										12,898
Total										114,721
Unpaid losses and settlement expense - years 2013 through 2022										3,684
Unpaid losses and settlement expense - prior to 2013										5
Unpaid loss and settlement expense, net of reinsurance										$3,689

*Presented as unaudited required supplementary information.

~ 81 ~

WORKERS' COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance ($'s in thousands)											As of December 31, 2022
	Year Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2013	$12,584	$13,559	$13,169	$12,960	$13,696	$13,858	$14,076	$14,081	$14,144	$14,180	$11	1,145
2014		13,385	14,744	15,341	16,718	16,881	16,996	16,953	16,929	16,995	80	1,213
2015			16,596	13,876	13,440	13,862	14,486	14,714	15,182	15,210	91	1,095
2016				16,677	14,843	16,240	16,855	17,547	18,413	18,608	195	1,041
2017					15,808	15,803	15,842	15,977	17,067	18,049	292	1,042
2018						18,308	17,122	17,082	16,925	16,581	679	1,128
2019							19,630	19,200	19,575	19,364	1,817	1,094
2020								17,359	14,106	15,262	1,904	634
2021									21,000	21,988	5,823	833
2022										22,866	14,825	646
Total										$179,103

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$1,579	$4,156	$7,634	$10,423	$12,181	$12,980	$13,565	$13,741	$13,974	$14,038
2014		1,539	4,087	9,515	13,602	15,232	15,912	16,374	16,401	16,749
2015			1,408	4,319	7,404	10,528	12,487	13,262	13,932	14,479
2016				1,497	5,488	8,189	12,205	14,206	16,649	17,618
2017					1,523	5,419	8,753	11,878	14,771	17,141
2018						1,964	5,656	9,312	12,419	14,688
2019							3,664	7,453	12,132	14,781
2020								2,435	4,882	8,026
2021									3,520	7,825
2022										3,614
Total										128,959
Unpaid losses and settlement expense - years 2013 through 2022										50,144
Unpaid losses and settlement expense - prior to 2013										171
Unpaid loss and settlement expense, net of reinsurance										$50,315

*Presented as unaudited required supplementary information.

~ 82 ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance ($'s in thousands)											As of December 31, 2022
	Year Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2013	$21,850	$21,861	$21,459	$21,375	$22,167	$22,140	$22,348	$22,351	$22,419	$22,456	$20	1,771
2014		22,250	22,330	23,139	24,601	24,698	24,781	24,737	24,721	24,789	80	1,953
2015			24,289	21,370	21,157	21,496	22,140	22,350	22,817	22,852	91	1,649
2016				25,618	22,824	24,612	25,236	25,951	26,740	26,995	201	1,617
2017					29,801	29,371	29,583	29,802	30,689	31,642	316	1,757
2018						29,762	28,236	28,048	27,955	27,654	723	1,853
2019							33,563	33,958	34,551	34,442	1,820	1,927
2020								31,356	29,162	30,457	2,335	1,571
2021									33,968	36,787	6,135	1,579
2022										39,434	14,015	1,329
Total										$297,508

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	$8,435	$12,235	$15,834	$18,661	$20,446	$21,252	$21,836	$22,011	$22,245	$22,308
2014		7,782	11,718	17,261	21,398	23,027	23,707	24,175	24,204	24,554
2015			6,465	11,359	14,878	18,173	20,147	20,919	21,577	22,121
2016				7,654	13,112	16,425	20,561	22,643	25,114	26,002
2017					11,578	18,901	22,363	25,473	28,134	30,592
2018						10,451	16,665	20,337	23,481	25,805
2019							15,285	21,614	26,987	29,683
2020								13,055	19,367	23,566
2021									14,740	22,537
2022										16,512
Total										243,680
Unpaid losses and settlement expense - years 2013 through 2022										53,828
Unpaid losses and settlement expense - prior to 2013										176
Unpaid loss and settlement expense, net of reinsurance										$54,004

*Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2022, by reportable segment.

(In thousands)	December 31, 2022
Net unpaid losses and settlement expense
Property Lines	$3,689
Workers' Compensation and Liability Lines	50,315
Total unpaid losses and settlement expense, net of reinsurance	54,004
Reinsurance recoverable on losses and settlement expense
Property Lines	1,302
Workers' Compensation and Liability Lines	12,308
Total reinsurance recoverable on unpaid losses and settlement expense	13,610
Total gross unpaid losses and LAE	$67,614

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance and is presented as unaudited required supplementary information.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	74.9%	22.6%	1.8%	-0.2%	0.2%	0.8%	-0.1%	0.0%	0.0%
Liability Lines	12.7%	20.9%	22.6%	20.1%	10.6%	5.7%	2.3%	1.7%	3.4%
Total Lines	37.6%	21.7%	14.3%	11.5%	6.3%	3.7%	1.4%	1.1%	2.3%

~ 83 ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2022 and 2021.

(In thousands)	2022	2021
Unpaid losses and settlement expense - beginning of the period:
Gross	$61,835	$61,576
Less: Ceded	14,521	13,020
Net	47,314	48,556
Increase in incurred losses and settlement expense:
Current year	39,434	33,968
Prior years	5,099	732
	44,533	34,700
Deduct: Loss and settlement expense payments for claims incurred:
Current year	16,512	14,740
Prior years	21,331	21,203
Total paid	37,843	35,943
Net unpaid losses and settlement expense - end of the period	54,004	47,314
Plus: Reinsurance recoverable on unpaid losses	13,610	14,521
Gross unpaid losses and settlement expense - end of the period	$67,614	$61,835

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

A discussion of significant components of reserve development for the two most recent calendar years follows:

2022

For calendar year 2022, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business. Businessowners Property and Liability increased a total of $3.5M, most of which arose from the 2021 accident year. In addition, Liquor Liability increased $1.3M, most of which arose from the 2020 and 2021 accident years. These adverse developments were partially offset by favorable development of $1.8M in Workers’ Compensation, most of which arose from the 2021 accident year.

2021

For calendar year 2021, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business relating to Businessowners Property 2020 accident year claims and Businessowners Liability 2017 accident year claims, respectively. These adverse developments were largely offset by favorable development in Workers' Compensation 2020 accident year claims.

~ 84 ~

8.	INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2022	2021
Deferred tax assets:
Tax discounting of claim reserves	$931,054	$829,619
Unearned premium reserve	1,686,905	1,503,989
Net unrealized depreciation of securities	2,105,391	—
Deferred compensation	316,051	237,599
Provision for uncollectible accounts	10,500	21,000
Other	89,347	101,166
Deferred tax assets before allowance	5,139,248	2,693,373
Less valuation allowance	—	—
Total deferred tax assets	$5,139,248	$2,693,373
Deferred tax liabilities:
Transition Adjustment for Loss Reserve Discounting	$113,088	$150,784
Net unrealized appreciation of securities	—	1,938,542
Deferred policy acquisition costs	1,505,078	1,373,157
Property and equipment	143,047	100,399
Other	81,347	85,353
Total deferred tax liabilities	1,842,560	3,648,235
Net deferred tax asset (liability)	$3,296,688	$(954,862)

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

Income tax expense for the years ended December 31, 2022 and 2021, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Year Ended December 31,
	2022	2021
Provision for income taxes at the statutory federal tax rates	$(151,584)	$1,041,155
Increase (reduction) in taxes resulting from:
Dividends received deduction	(71,819)	(34,207)
Tax-exempt interest income	(49,460)	(58,153)
Proration of tax-exempt interest and dividends received deduction	29,506	22,359
Nondeductible expenses	74,159	48,155
Officer life insurance, net	(2,500)	188
Prior year true-up and other	31,532	(204,395)
Total	$(140,166)	$815,102

The Company’s effective tax rate was 19.4% and 16.4% for 2022 and 2021, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

As of December 31, 2022, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2018 through current year. There are currently no open tax exams.

~ 85 ~

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

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $273,851 and $272,527 for 2022 and 2021, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

Deferred Compensation

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 3.6%, the fully vested obligation under the agreement would total approximately $1,689,467 on January 1, 2032. As of December 31, 2022 and 2021, the accrued liability related to this agreement totaled $486,387 and $529,117, respectively. The Company recognized $(42,731) and $58,671 of (benefit)/expense in 2022 and 2021, respectively.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2022, we recognized compensation expense of $476,482 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized compensation expense of $375,097 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2021.

Restricted Stock Units

RSUs were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. the Company recognized $205,403 and $186,897 in RSU expense as of December 31, 2022 and 2021, respectively.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	$259,059	$13.30
Granted	219,945	17.05
Vested	(205,403)	13.71
Nonvested at December 31, 2022	$273,601	$15.72

~ 86 ~

10.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has Risk-Based Capital (RBC) standards that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the Company’s balance sheet and mix of products. As of December 31, 2022 and 2021, ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC’s statutory capital and surplus as of December 31, 2022 and 2021 were $59,735,420 and $62,511,840, respectively.

The following table includes selected information for our insurance subsidiary:

	As of and Periods Ended December 31,
	2022	2021
Net income, statutory basis	$3,583,308	$1,938,995
Surplus, statutory basis	$59,735,420	$62,511,840

No Illinois domiciled company may pay any extraordinary dividend or make any other extraordinary distribution to its security holders until: (a) 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment, or (b) the Director approves such payment within the 30-day period. For purposes of this subsection, an extraordinary dividend or distribution is any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the Company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the Company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the Company’s own securities. As of December 31, 2022, the amount available for payment of dividends by ICC in 2023 without the prior approval of the Illinois Department of Insurance is approximately $6.0 million. ICC paid dividends of $3,000,000 and $800,000 to ICC Holdings, Inc. as of December 31, 2022 and 2021, respectively.

The Company did not pay any dividends to security holders in 2022 or 2021. It did, however, make cash dividend payments in the amount of $18,446 and $5,563 in 2022 and 2021, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

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

The Company has operating obligations related to managing the business. Minimum future payments under cancellable agreements total $47,000 and $45,000 in 2022 and 2021, respectively.

~ 87 ~

12.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~ 88 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2022	December 31, 2021

Assets
Investment in subsidiaries	$58,973,935	$74,209,041
Fixed maturity securities	3,108,898	3,223,307
Common Stocks	1,303,224	1,410,345
Other invested assets	213,230	218,403
Cash and cash equivalents	348,692	573,715
Due from subsidiaries	1,111,804	64,846
Accrued investment income	9,375	13,746
Income taxes - current	766,927	454,538
Goodwill and other intangibles	86,042	100,000
Fixed assets	15,161	49,561
Other assets	159,426	210,013
Total assets	$66,096,714	$80,527,514

Liabilities and Shareholders' Equity
Liabilities:
Debt	$5,463,608	$5,515,098
Accrued expenses	112,722	116,894
Income taxes - deferred	24,372	56,016
Other liabilities	55,081	135,592
Total liabilities	5,655,783	5,823,601
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,463,535)	(3,155,399)
Additional paid-in capital	33,119,125	32,965,136
Accumulated other comprehensive earnings, net of tax	(8,841,517)	2,920,027
Retained earnings	43,701,233	44,282,895
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,109,375)	(2,343,745)
Total equity	60,440,931	74,703,914
Total liabilities and equity	$66,096,714	$80,527,514

1 Par value $0.01; authorized: 2022 - 10,000,000 shares and 2021 -10,000,000 shares; issued: 2022 - 3,500,000 shares and 2021 - 3,500,000 shares; outstanding: 2022 - 3,153,741 shares and 2021 - 3,291,852 shares

2 2022 - 346,259 shares and 2021 - 208,148 shares

3 2022 - 210,935 shares and 2021 - 234,374 shares

~ 89 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net investment income	$19,504	$139,907
Net realized investment gains	52,564	39,629
Net unrealized (losses) gains on equity securities	(189,059)	234,537
Other income	197	6,717
Total revenue	(116,794)	420,790
Policy acquisition costs and other operating expenses	1,732,482	1,676,944
Interest expense on debt	40,281	129,854
General corporate expenses	—	7,767
Total expenses	1,772,763	1,814,566

Loss before equity earnings of subsidiaries and income taxes	(1,889,557)	(1,393,776)
Total income tax benefit	(299,543)	(54,646)
Net loss before equity earnings of subsidiaries	(1,590,014)	(1,339,130)
Equity earnings in subsidiaries	1,008,352	5,481,909
Net (loss) earnings	$(581,662)	$4,142,779

Other comprehensive loss, net of tax	(209,209)	(78,861)
Equity in other comprehensive loss of subsidiaries	(11,552,335)	(2,521,202)
Comprehensive (loss) earnings	$(12,343,206)	$1,542,715

~ 90 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) earnings	$(581,662)	$4,142,779
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities
Net realized and unrealized losses (gains) on equity securities	136,495	(274,166)
Depreciation	24,065	51,235
Deferred income tax	23,969	3,316
Equity in undistributed income of subsidiaries	(1,008,352)	(5,481,909)
Amortization of bond premium and discount	761	—
Stock-based compensation expense	388,359	419,070
Change in:
Intercompany notes receivable	4,473	(1,380,000)
Due from subsidiaries	(1,046,958)	16,321
Accrued investment income	4,371	255
Accrued expenses	(4,173)	72,719
Current federal income tax	(312,389)	(67,131)
Other	(29,924)	(476,240)
Net cash used in operating activities	(2,400,965)	(2,973,750)
Cash flows from investing activities:
Contributions from subsidiaries	4,691,823	6,605,654
Purchases of:
Fixed maturity securities	(724,994)	(312,114)
Common stocks	(202,897)	(216,473)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	573,820	220,950
Common stocks	173,523	195,840
Other invested assets	—	16,403
Property and equipment	24,293	121,249
Net cash provided by investing activities	4,535,568	6,631,510
Cash flows from financing activities:
Repayments of borrowed funds	(51,490)	(3,544,668)
Purchase of treasury stock	(2,308,136)	(1,561)
Net cash used in financing activities	(2,359,626)	(3,546,230)
Net (decrease) increase in cash and cash equivalents	(225,023)	111,530
Cash and cash equivalents at beginning of year	573,715	462,185
Cash and cash equivalents at end of period	$348,692	$573,715
Supplemental information:
Federal income tax paid	$—	$—
Interest paid	38,531	128,104

~ 91 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2022 and 2021

		Future policy
		benefits, losses,		Other policy
	Deferred policy	claims and loss	Unearned	and benefits	Net premiums
(In thousands)	acquisition costs	expenses	premiums	payable	earned
December 31, 2022
Commercial Business	$7,167	$67,614	$40,527	$1,405	$69,057
Total	$7,167	$67,614	$40,527	$1,405	$69,057
December 31, 2021
Commercial Business	$6,539	$61,835	$36,212	$1,368	$53,893
Total	$6,539	$61,835	$36,212	$1,368	$53,893

		Benefits, claims,
		losses and
	Net investment	settlement	Amortization	Other operating	Net premiums
(In thousands)	income	expenses	of DAC	expenses	written
December 31, 2022
Commercial Business	$4,034	$44,533	$13,468	$12,401	$73,391
Total	$4,034	$44,533	$13,468	$12,401	$73,391
December 31, 2021
Commercial Business	$3,414	$34,700	$11,054	$10,729	$60,210
Total	$3,414	$34,700	$11,054	$10,729	$60,210

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 92 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2022 and 2021

(In thousands)		Ceded to	Assumed from		Percentage of
Premiums	Gross	other	other	Net	amount
earned	amount	companies	companies	amount	assumed to net
2022	$78,412	$9,512	$157	$69,057	0.2%
2021	$64,653	$10,854	$95	$53,893	0.2%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 93 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Valuation and Qualifying Accounts

Years ended December 31, 2022 and 2021

(In thousands)	2022	2021
Beginning balance, allowance for uncollectible amounts	$100	$150
Write-offs, net of (recoveries)	141	68
Change in valuation allowance	(191)	(118)
Ending balance, allowance for uncollectible amounts	$50	$100

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 94 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2022 and 2021

	Deferred	Reserve for
	policy	losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2022	$7,167	$67,614	$—	$40,527	$69,057	$4,034
2021	$6,539	$61,835	$—	$36,212	$53,893	$3,414

				Paid losses
	Losses and settlement			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2022	$39,434	$5,099	$13,468	$(37,843)	$73,391
2021	$33,968	$732	$11,054	$(35,943)	$60,210

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

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2022. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

~ 96 ~

PART III

Items 10 to 14

Items 10 through 14 (inclusive) of this Part III are not included herein because the Company will file a definitive Proxy Statement with the SEC that will include the information required by such Items, and such information is incorporated herein by reference. The Company’s Proxy Statement will be filed with the SEC and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 18, 2023, and the information under the following captions is included in such incorporation by reference:  “Proposal One: Election of Directors,” “Corporate Governance and Board Matters,” “Committees of the Board of Directors,” “Board Meetings and Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation Practices,” “Share Ownership of Certain Beneficial Owners,” “Executive Management,” and “Executive Compensation.”

The following table provides information related to equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	45,940	-	1	419,289
Equity compensation plans not approved by security holders	-	-		-
Total	45,940	-		419,289

(1)

All awards under the ICC Holdings, Inc. Executive Discretionary Bonus Program are in the form of restricted stock units. Accordingly, they were not included in calculating the weight-average exercise price because shares of common stock will be issued for no consideration.

~ 97 ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1-2) See Item 8 for Consolidated Financial Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 100.

(b)Exhibits. See Exhibit Index on page 100.

(c)Financial Statement Schedules. See Financial Statement Schedules on pages 90-96.

~ 98 ~

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

21.1	Subsidiaries of ICC Holdings, Inc.
23.1	Consent of Johnson Lambert LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

~ 99 ~

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

Signature	Capacity	Date

/s/ Arron K. Sutherlad	President and Chief Executive Officer	March 30, 2023
Arron K. Sutherland	(Principal Executive Officer)

/s/ Joel K. Heriford	Director	March 30, 2023
Joel K. Heriford

/s/ Gerald J. Pepping	Director	March 30, 2023
Gerald J. Pepping

/s/ Mark J. Schwab	Director	March 30, 2023
Mark J. Schwab

/s/ James R. Dingman	Director	March 30, 2023
James R. Dingman

	Director	March 30, 2023
R. Kevin Clinton

/s/ John R. Klockau	Director	March 30, 2023
John R. Klockau

/s/ Daniel H. Portes	Director	March 30, 2023
Daniel H. Portes

/s/ Christine C. Schmitt	Director	March 30, 2023
Christine C. Schmitt

/s/ Michael R. Smith	Chief Financial Officer (Principal Financial	March 30, 2023
Michael R. Smith	and Accounting Officer)

~ 100 ~