Form 10-Q
period 2023-03-31
ICC Holdings, Inc.
filed 2023-05-15
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of May 10, 2023 was $3,161,370.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments and cash:
Fixed maturity securities (amortized cost of $106,652,848 at 3/31/2023 and $104,580,681 at 12/31/2022)	$97,481,837	$93,388,971
Common stocks at fair value	20,957,988	20,438,907
Preferred stocks at fair value	2,858,411	2,772,605
Other invested assets	5,073,580	4,722,137
Property held for investment, at cost, net of accumulated depreciation of $653,586 at 3/31/2023 and $464,713 at 12/31/2022	6,316,139	6,002,233
Cash and cash equivalents	2,422,295	3,139,986
Total investments and cash	135,110,250	130,464,839
Accrued investment income	791,303	791,812
Premiums and reinsurance balances receivable, net of allowances for credit losses of $50,000 at 3/31/2023 and 12/31/2022	31,777,408	31,270,460
Ceded unearned premiums	804,651	947,851
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for credit losses of $104,000 at 3/31/2023 and $0 at 12/31/2022	14,355,652	13,610,295
Federal income taxes	2,532,833	3,318,730
Deferred policy acquisition costs, net	7,732,551	7,167,036
Property and equipment, at cost, net of accumulated depreciation of $6,688,410 at 3/31/2023 and $6,590,602 at 12/31/2022	3,344,690	3,313,719
Other Assets, net of allowances for credit losses of $51,000 at 3/31/2023 and $0 at 12/31/2022	1,357,172	1,277,469
Total assets	$197,806,510	$192,162,211

Liabilities:
Unpaid losses and settlement expenses	$72,866,600	$67,614,063
Unearned premiums	41,095,297	40,527,182
Reinsurance balances payable	281,462	1,405,337
Corporate debt	15,000,000	15,000,000
Accrued expenses	4,122,442	6,072,020
Other liabilities	842,180	1,102,678
Total liabilities	134,207,981	131,721,280

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,509,869)	(5,463,535)
Additional paid-in capital	33,204,129	33,119,125
Accumulated other comprehensive (loss), net of tax	(7,245,164)	(8,841,517)
Retained earnings	45,166,018	43,701,233
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(2,051,585)	(2,109,375)
Total equity	63,598,529	60,440,931
Total liabilities and equity	$197,806,510	$192,162,211

1 Par value $0.01; authorized: 2023 - 10,000,000 shares and 2022 – 10,000,000 shares; issued: 2023 – 3,500,000 shares and 2022 – 3,500,000 shares; outstanding: 2023 – 3,150,759 and 2022 – 3,153,741 shares

2 2023 – 349,241 shares and 2022 – 346,259 shares

3 2023 – 205,156 shares and 2022 – 210,935 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	March 31,
	2023	2022
Net premiums earned	$17,801,297	$16,016,677
Net investment income	1,209,415	917,081
Net realized investment (losses) gains	(75,565)	207,585
Net unrealized gains (losses) on equity securities	639,418	(1,292,692)
Other income	45,836	159,431
Consolidated revenues	19,620,401	16,008,082
Losses and settlement expenses	11,047,681	10,195,201
Policy acquisition costs and other operating expenses	6,349,581	5,772,400
Interest expense on debt	45,400	61,011
General corporate expenses	193,674	189,415
Total expenses	17,636,336	16,218,027
Earnings (loss) before income taxes	1,984,065	(209,945)
Total income tax expense (benefit)	405,520	(49,805)
Net earnings (loss)	$1,578,545	$(160,140)

Other comprehensive earnings (loss), net of tax	1,596,353	(4,969,069)
Comprehensive earnings (loss)	$3,174,898	$(5,129,209)

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.54	$(0.05)
Diluted:
Diluted net earnings (loss) per share	0.53	$(0.05)

Weighted average number of common shares outstanding:
Basic	2,942,659	3,060,208
Diluted	2,956,273	3,072,176

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(25,574)		—	—	—	—	(25,574)
Net loss	—	—		—	—	(160,140)	—	(160,140)
Other comprehensive loss, net of tax	—	—		—	—	—	(4,969,069)	(4,969,069)
Restricted stock unit expense	—	58,481	1	—	(13,977)	—	—	44,505
ESOP compensation expense	—	—		57,790	38,804	—	—	96,594
Balance, March 31, 2022	$35,000	$(3,122,492)		$(2,285,955)	$32,989,963	$44,122,755	$(2,049,042)	$69,690,229

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2023	$35,000	$(5,463,535)	$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(113,760)	—	(113,760)
Purchase of treasury stock	—	(46,334)	—	—	—	—	(46,334)
Net earnings	—	—	—	—	1,578,545	—	1,578,545
Other comprehensive earnings, net of tax	—	—	—	—	—	1,596,353	1,596,353
Restricted stock unit expense	—	—	—	52,850	—	—	52,850
ESOP compensation expense	—	—	57,790	32,154	—	—	89,944
Balance, March 31, 2023	$35,000	$(5,509,869)	$(2,051,585)	$33,204,129	$45,166,018	$(7,245,164)	$63,598,529

1Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$1,578,545	$(160,140)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized investment losses (gains)	75,565	(207,585)
Net unrealized (gains) losses on equity securities	(639,418)	1,292,692
Depreciation	173,491	159,695
Deferred income tax	267,226	(234,026)
Amortization of bond premium and discount	29,821	62,566
Stock-based compensation expense	142,794	141,098
Change in:
Accrued investment income	509	(67,148)
Premiums and reinsurance balances receivable	(506,948)	(210,325)
Ceded unearned premiums	143,200	19,022
Reinsurance balances payable	(1,123,875)	(864,638)
Reinsurance balances recoverable	(843,357)	(1,567,475)
Deferred policy acquisition costs	(565,515)	(617,926)
Unpaid losses and settlement expenses	5,252,537	5,572,567
Unearned premiums	568,115	1,296,802
Accrued expenses	(1,949,578)	(1,266,826)
Current federal income tax	124,565	163,924
Other	(386,200)	(118,260)
Net cash provided by operating activities	2,341,477	3,394,017
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(5,960,521)	(4,818,111)
Common stocks	(807,926)	(709,822)
Preferred stocks	(78,716)	(651,918)
Other invested assets	(360,000)	(100,000)
Property held for investment	(358,210)	(402,375)
Property and equipment	(160,191)	(170,989)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	3,830,441	2,445,125
Common stocks	778,071	636,104
Preferred stocks	95,628	365,508
Other invested assets	8,557	9,209
Property and equipment	33	5,789
Net cash used in investing activities	(3,012,834)	(3,391,480)
Cash flows from financing activities:
Repayments of borrowed funds	—	(3,054)
Purchase of treasury stock	(46,334)	(25,574)
Net cash used in financing activities	(46,334)	(28,628)
Net decrease in cash and cash equivalents	(717,691)	(26,091)
Cash and cash equivalents at beginning of year	3,139,986	4,606,378
Cash and cash equivalents at end of period	$2,422,295	$4,580,287
Supplemental information:
Interest paid	$39,500	$59,900

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

ICC Holdings, Inc. (the Company) is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to the “Company,” “we,” “us,” and “our” refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the “Parent Company.” The consolidated group consists of the holding company, ICC Holdings, Inc.; ICC Realty, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a non-insurance subsidiary; Estrella Innovative Solutions, Inc., an outsourcing company; Southern Hospitality Education, LLC, dba Katkin, a full-service food safety and education company; and Illinois Casualty Company (ICC), an operating insurance company and parent company of ICC Properties, LLC, a real estate series limited liability company. Both ICC and ICC Properties, LLC are Illinois domiciled entities.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 23.0% and 23.3% of the premium is written in Illinois for the three months ended March 31, 2023 and 2022, respectively. The Company operates as one segment.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022 (the “2022 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2023 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve recognition and measurement of credit losses and to provide more decision-useful information about those losses. This new impairment model is based on expected losses rather than incurred losses. ASU 2016- 13 requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net earnings. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses but is limited to the amount by which fair value is less than amortized cost. The Company applied this standard to fixed maturity securities, premiums and reinsurance balances receivable, ceded unearned premiums, reinsurance balances recoverable on unpaid losses and settlement expenses, and other assets using the loss-rate method. The impact of this standard was and is expected to continue to be minimal. In total, the cumulative-effect adjustment made to the financials as of the beginning of the year resulted in a $113,760 decrease in retained earnings.

D.	PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards that would have a material impact on our financial statements as of  March 31, 2023.

E.	PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2023 and 2022, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2023	2022
Automobiles	$608,170	$637,306
Furniture and fixtures	534,464	520,835
Computer equipment and software	4,811,406	4,720,932
Home office	4,079,060	4,025,248
Total cost	10,033,100	9,904,321
Accumulated depreciation	(6,688,410)	(6,590,602)
Net property and equipment	$3,344,690	$3,313,719

F.	COMPREHENSIVE EARNINGS

Comprehensive (loss) earnings include net earnings (loss) plus unrealized gains (losses) on available-for-sale investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings and comprehensive earnings, the Company used a 21% tax rate. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $424,347 and benefit of $1,320,892 for the three months ended March 31, 2023 and 2022, respectively.

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Three-Months Ended March 31,
	2023	2022
Beginning balance	$(8,841,517)	$2,920,027

Other comprehensive earnings (loss) before reclassification	1,564,342	(4,961,385)
Amount reclassified from accumulated other comprehensive earnings (loss)	32,011	(7,684)
Net current period other comprehensive earnings (loss)	1,596,353	(4,969,069)
Ending balance	$(7,245,164)	$(2,049,042)

The following table illustrates the components of other comprehensive earnings for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains (losses) arising during the period	$1,980,180	$(415,838)	$1,564,342	$(6,280,234)	$1,318,849	$(4,961,385)
Reclassification adjustment for losses (gains) included in net earnings	40,520	(8,509)	32,011	(9,727)	2,043	(7,684)
Total other comprehensive earnings (loss)	$2,020,700	$(424,347)	$1,596,353	$(6,289,961)	$1,320,892	$(4,969,069)

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Earnings
	Three-Month Periods Ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2023	2022	where Net Earnings is Presented
Unrealized losses (gains) on AFS investments:
	$40,520	$(9,727)	Net realized investment losses (gains)
	(8,509)	2,043	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$32,011	$(7,684)

G.	RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. The COVID-19 pandemic and subsequent governmental policies, including fiscal and monetary policies have resulted in, and may continue to result in, significant disruptions in economic activity and financial markets. Russia’s invasion of Ukraine, supply chain disruptions, labor shortages and tightening, inflation and related monetary policy responses, and recession fears are also causing volatility and disruptions in credit and capital markets, adverse developments or general investor sentiment regarding the value of our investment securities as a result of rising interest rates or otherwise, and the business prospects of the industry we serve. The cumulative effects of these events on the Company cannot be predicted, but could reduce demand for our insurance policies, result in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

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

	For the Three-Months Ended March 31,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2023
Fixed maturity securities	$3,830,441	$—	$(40,520)	$(40,520)
Common stocks	778,071	126,001	(185,458)	(59,457)
Preferred stocks	95,628	24,412	—	24,412
2022
Fixed maturity securities	$2,445,125	$9,727	$—	$9,727
Common stocks	636,104	204,190	(8,070)	196,120
Preferred stocks	365,508	7,745	(6,007)	1,738

The amortized cost and estimated fair value of fixed income securities at March 31, 2023, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,001,003	$1,974,481
Due after one year through five years	15,987,197	15,341,170
Due after five years through 10 years	19,663,932	17,803,642
Due after 10 years	25,844,312	21,805,280
Asset and mortgage-backed securities without a specific due date	42,847,960	40,259,680
Redeemable preferred stocks	308,444	297,584
Total fixed maturity securities	$106,652,848	$97,481,837

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at March 31, 2023 and December 31, 2022

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2023
Fixed maturity securities:
U.S. Treasury	$1,352,511	$1,270,102	$—	$(82,409)
MBS/ABS/CMBS	42,847,960	40,259,680	94,625	(2,682,905)
Corporate	41,385,970	37,979,132	99,207	(3,506,045)
Municipal	20,757,963	17,675,339	138,836	(3,221,460)
Redeemable preferred stock	308,444	297,584	—	(10,860)
Total fixed maturity securities	$106,652,848	$97,481,837	$332,668	$(9,503,679)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,352,752	$1,252,960	$—	$(99,792)
MBS/ABS/CMBS	41,858,596	38,803,341	51,477	(3,106,732)
Corporate	39,716,139	35,602,055	38,867	(4,152,951)
Municipal	21,437,389	17,541,694	78,117	(3,973,812)
Redeemable preferred stock	215,805	188,921	—	(26,884)
Total fixed maturity securities	$104,580,681	$93,388,971	$168,461	$(11,360,171)

All the Company’s collateralized securities carry an average credit rating of AA+ by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $7,877,374 and $10,567,904, residential mortgage-backed securities of $23,391,756 and $19,288,540, and commercial mortgage-backed securities of $8,990,549 and $8,946,897 at March 31, 2023 and December 31, 2022, respectively.

ANALYSIS

The following tables are also used as part of the impairment analysis and display the total value of securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2023			December 31, 2022
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,270,102	$1,270,102	$615,367	$637,594	$1,252,961
Amortized cost	—	1,352,510	1,352,510	652,424	700,329	1,352,753
Unrealized loss	—	(82,409)	(82,409)	(37,057)	(62,735)	(99,792)
MBS/ABS/CMBS
Fair value	8,486,970	23,680,223	32,167,193	21,199,819	12,833,310	34,033,129
Amortized cost	8,765,241	26,084,857	34,850,098	22,564,779	14,575,082	37,139,861
Unrealized loss	(278,271)	(2,404,634)	(2,682,905)	(1,364,960)	(1,741,772)	(3,106,732)
Corporate
Fair value	17,022,608	16,761,188	33,783,797	27,688,403	5,829,396	33,517,799
Amortized cost	17,757,398	19,532,444	37,289,842	30,584,890	7,085,860	37,670,750
Unrealized loss	(734,790)	(2,771,256)	(3,506,045)	(2,896,487)	(1,256,464)	(4,152,951)
Municipal
Fair value	2,456,155	10,316,853	12,773,008	11,502,050	2,079,831	13,581,881
Amortized cost	2,660,564	13,333,904	15,994,468	14,590,996	2,964,697	17,555,693
Unrealized loss	(204,409)	(3,017,050)	(3,221,460)	(3,088,946)	(884,866)	(3,973,812)
Redeemable preferred stock
Fair value	297,584	—	297,584	188,921	—	188,921
Amortized cost	308,444	—	308,444	215,805	—	215,805
Unrealized loss	(10,860)	—	(10,860)	(26,884)	—	(26,884)
Total
Fair value	28,263,317	52,028,366	80,291,683	61,194,560	21,380,131	82,574,691
Amortized cost	29,491,647	60,303,715	89,795,362	68,608,894	25,325,968	93,934,862
Unrealized loss	(1,228,329)	$(8,275,349)	$(9,503,679)	$(7,414,334)	$(3,945,837)	$(11,360,171)

The fixed income portfolio contained 232 securities in an unrealized loss position as of March 31, 2023. Of these 232 securities, 136 have been in an unrealized loss position for 12 consecutive months or longer and represent $8,275,349 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no other-than-temporary impairment losses recognized in net earnings during the three months ended March 31, 2023 and March 31, 2022. For all fixed income securities at a loss at March 31, 2023, management believes it is probable that the Company will receive all contractual payments in the form of principal and interest. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity. The fixed income securities in an unrealized loss position were not other-than-temporarily impaired at March 31, 2023 and December 31, 2022.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized gains recognized during the three months ended March 31, 2023 on equity securities held as of March 31, 2023 were $639,418. Net unrealized losses recognized during the three months ended March 31, 2022 on equity securities held as of March 31, 2022 were $1,292,692.

Other Invested Assets

Other invested assets as of March 31, 2023 and December 31, 2022 were $5,073,580 and $4,722,137, respectively.

Other invested assets as of  March 31, 2023 include privately held investments of $214,630 and notes receivable of $4,433,950, compared to $214,630 and $4,082,507, respectively, at December 31, 2022. Most of the notes bear interest between 3.9% and 7.25%. One note has interest at prime minus 25 basis points with a floor of 4.0%. For the three months ended March 31, 2023, $11,224 in note payments were received and $2,667 in accrued escrow and interest receivable was recorded. Comparatively, as of December 31, 2022, $244,046 in note payments were received and $10,496 in accrued escrow and interest receivable was recorded. The Company had no allowance recorded related to uncollectible note receivables at  March 31, 2023 and December 31, 2022.

In addition, other invested assets include a membership in the Federal Home Loan Bank of Chicago (FHLBC) with a carrying value of $425,000 as of March 31, 2023 and December 31, 2022.

In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of March 31, 2023 and December 31, 2022, no calls were received.

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

Assets measured at fair value on a recurring basis as of March 31, 2023, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,270,102	$—	$—	$1,270,102
MBS/ABS/CMBS	—	40,259,680	—	40,259,680
Corporate	—	37,979,132	—	37,979,132
Municipal	—	17,675,339	—	17,675,339
Redeemable preferred stocks	—	297,584	—	297,584
Total fixed maturity securities	1,270,102	96,211,735	—	97,481,837
Equity securities
Common stocks	20,957,988	—	—	20,957,988
Perpetual preferred stocks	—	2,858,411	—	2,858,411
Total equity securities	20,957,988	2,858,411	—	23,816,399
Total marketable investments measured at fair value	$22,228,089	$99,070,147	$—	$121,298,236

Assets measured at fair value on a recurring basis as of December 31, 2022, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,252,960	$—	$—	$1,252,960
MBS/ABS/CMBS	—	38,803,341	—	38,803,341
Corporate	—	35,602,055	—	35,602,055
Municipal	—	17,541,694	—	17,541,694
Redeemable preferred stocks	—	188,921	—	188,921
Total fixed maturity securities	1,252,960	92,136,011	—	93,388,971
Equity securities
Common stocks	20,438,907	—	—	20,438,907
Perpetual preferred stocks	—	2,772,605	—	2,772,605
Total equity securities	20,438,907	2,772,605	—	23,211,512
Total marketable investments measured at fair value	$21,691,867	$94,908,616	$—	$116,600,483

As noted in the previous tables, the Company did not have any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2023 or December 31, 2022. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the three-month periods ended March 31, 2023 and 2022.

4.	DEBT

Debt Obligation

Debt Obligations

The Company had $15,000,000 in outstanding debt as of  March 31, 2023 and December 31, 2022.

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

The Company also has borrowing capacity of $44.3 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end.

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

In  May 2022, this Company entered into a $5.0 million, five-year, 1.36% fixed interest loan.

The Company has $19.1 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of March 31, 2023, the balance on the line of credit was $0. This line of credit is priced at Prime plus 0.5% with a floor of 4.75% and renews annually with a current expiration date of July 2023. We intend to renew the line of credit in July. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of March 31, 2023, our total adjusted capital is in excess of $60.0 million. There was no interest paid on the line of credit during the three months ended March 31, 2023 and 2022.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2023	2022
WRITTEN
Direct	$20,814,526	$19,566,183
Reinsurance assumed	38,726	36,948
Reinsurance ceded	(2,340,640)	(2,270,628)
Net	$18,512,612	$17,332,503
EARNED
Direct	$20,243,436	$18,264,700
Reinsurance assumed	41,702	41,628
Reinsurance ceded	(2,483,841)	(2,289,651)
Net	$17,801,297	$16,016,677
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$13,266,429	$12,613,142
Reinsurance assumed	9,241	45,409
Reinsurance ceded	(2,227,989)	(2,463,350)
Net	$11,047,681	$10,195,201

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,
(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	11,072	7,525
Prior years	(24)	2,670
Total incurred	11,048	10,195
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,158	1,389
Prior years	5,487	4,802
Total paid	6,645	6,191
Net unpaid losses and settlement expense - end of the period	58,407	51,318
Plus: Reinsurance recoverable on unpaid losses	14,356	16,089
Plus: CECL allowance for reinsurance recoverable on unpaid losses	104	—
Gross unpaid losses and settlement expense - end of the period	$72,867	$67,407

For the three months ended March 31, 2023 and 2022, we experienced favorable development of $24,000 and unfavorable development of $2,670,000, respectively.

7.	INCOME TAXES

The Company’s effective tax rate for the three month periods ended March 31, 2023 was 20.4% compared to 23.7% for the same period in 2022. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the three month periods ended March 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	March 31,
	2023	2022
Provision for income taxes at the statutory federal tax rates	$416,654	$(44,088)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(20,460)	(11,281)
Tax-exempt interest income	(10,072)	(13,351)
Proration of tax-exempt interest and dividends received deduction	7,417	5,970
Nondeductible expenses	15,091	17,292
Officer life insurance, net	(3,110)	(4,347)
Total	$405,520	$(49,805)

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of March 31, 2023 and December 31, 2022, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2019 through current year. Unrealized losses on fixed income securities and equity securities the investment portfolio during 2022 have kept the Company in net deferred tax asset position as of  March 31, 2023. There are currently no open tax exams.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings contributed $0 and $0 to the ESOP for the three months ended March 31, 2023 and 2022, respectively. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2023, we recognized compensation expense of $89,943 related to 5,779 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2023. For the three months ended March 31, 2022, we recognized compensation expense of $96,594 related to 5,779 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2022.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. The Company recognized $52,850 in RSU expense as of  March 31, 2023 and $205,403 as of December 31, 2022.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	$273,591	$15.72
Granted	—	—
Vested	(52,850)	13.93
Nonvested at March 31, 2023	$220,741	$16.22

9.	SUBSEQUENT EVENTS

The Company received licenses to do business in Kentucky and North Dakota in early Q2 2023. The Company granted 17,600 of restricted stock units on April 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ICC Holdings, Inc. ICC Holdings, Inc., and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in ICC Holdings, Inc.'s filings with the Securities and Exchange Commission (SEC) and its reports to shareholders. Generally, the inclusion of the words “anticipates,” “believes,” “estimate,” “expect,” “future,” “intend,” “may,” “plans,” “seek”, “will,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that ICC Holdings, Inc. expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management and are applicable only as of the dates of such statements.

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

All of these factors are difficult to predict, and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2022 Annual Report on Form 10-K and those listed below:

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
●

macroeconomic and market conditions and market volatility, including, but not limited to, changes in interest rates, inflation and the credit and capital markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;

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

●	our debt and debt service requirements which may restrict our operation and financial flexibility, as well as imposing unfavorable interest and financing costs;
●	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities or other borrowings;
●	changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale or fixed maturity investments before their anticipated recovery;
●	our ability to implement business strategies, including our acquisition strategy and expansion plans;
●	our acquisition strategy many not be successful in locating advantageous targets;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies, strategic gains, and cost savings many be significantly harder to achieve, if at all, or may take longer to achieve;
●	potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;
●	disruptions and negative investor sentiment caused by bank failures during 2023;
●	the impact of acts of terrorism and acts of war;
●	the effects of terrorist related insurance legislation and laws;
●	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;
●	the cost, availability, and collectability of reinsurance;
●	estimates and adequacy of loss reserves and trends in loss and settlement expenses;
●	changes in the coverage terms selected by insurance customers, including higher limits;
●	our inability to obtain regulatory approval of, or to implement, premium rate increases;
●	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;

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

For the three months ended March 31, 2023, the Company had direct written premiums of $20,815,000, net premiums earned of $17,801,000, and net earnings of $1,579,000. For the three months ended March 31, 2022, we had direct premiums written of $19,566,000, net premiums earned of $16,017,000, and net loss of $160,000. At March 31, 2023, we had total assets of $197,807,000 and equity of $63,599,000. At December 31, 2022, we had total assets of $192,162,000 and equity of $60,441,000.

Principal Revenue and Expense Items

We derive our revenue primarily from premiums earned, net investment income and net realized and unrealized gains (losses) from investments.

Gross and net premiums written

Gross premiums written are equal to direct and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Net premiums earned

Premiums earned are the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2023, one-half of the premiums would be earned in 2023 and the other half would be earned in 2024.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Net unrealized gains on equity securities for the three months ended March 31, 2023 were $639,000. Net unrealized losses for the three months ended March 31, 2022 for equity securities were $1,293,000. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry. The board of directors’ investment committee is responsible for establishing investment policies and monitoring risk limits and tolerances. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

●	credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest; and

●	interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification.

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

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following summarizes our results for the three months ended March 31, 2023 and 2022:

Premiums

Direct premiums written increased by $1,249,000, or 6.4%, to $20,815,000 for the three months ended March 31, 2023 from $19,566,000 for the same period of 2022. Net written premium increased by $1,181,000, or 6.8%, to $18,513,000 for the three months ended March 31, 2023 from $17,332,000 for the same period in 2022. Net premiums earned increased by $1,784,000, or 11.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, consistent with our increased premium writings in 2023 and 2022.

For the three months ended March 31, 2023, we ceded to reinsurers $2,484,000 of earned premiums, compared to $2,290,000 of earned premiums for the three months ended March 31, 2022. Ceded earned premiums as a percent of direct premiums written increased to 11.9% from 11.7% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as a result of increased direct earned premiums.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $292,000, or 31.8%, to $1,209,000 for the three months ended March 31, 2023, as compared to $917,000 for the same period in 2022. This increase is a result of increased rates on our fixed income portfolio and an increase in overall investment holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin. Other income decreased by $113,000, or 71.1%, during the three months ended March 31, 2023 as compared to the same period in 2022 due to increased premiums written off.

Unpaid Losses and Settlement Expenses

	For the Three-Months Ended
	March 31,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	11,072	7,525
Prior years	(24)	2,670
Total incurred	11,048	10,195
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,158	1,389
Prior years	5,487	4,802
Total paid	6,645	6,191
Net unpaid losses and settlement expense - end of the period	58,407	51,318
Plus: Reinsurance recoverable on unpaid losses	14,356	16,089
Plus: CECL allowance for reinsurance recoverable on unpaid losses	104	—
Gross unpaid losses and settlement expense - end of the period	$72,867	$67,407

Gross unpaid losses and settlement expenses increased by $5,460,000, or 8.1%, in the three months ended March 31, 2023 as compared to the same period in 2022. For the three months ended March 31, 2023 and 2022, we experienced favorable development of $24,000 and unfavorable development of $2,670,000, respectively.

Losses and Settlement Expenses

Losses and settlement expenses increased by $853,000, or 8.4%, to $11,048,000 for the three months ended March 31, 2023, from $10,195,000 for the same period in 2022. The increase in losses and settlement expenses was driven by spring storms in late March 2023.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $578,000, or 10.0%, to $6,350,000 for the three months ended March 31, 2023 from $5,772,000 for the same period in 2022. The increase in these expenses is mainly due to increases in salaries and direct commissions. Salaries are up mainly due to increased costs associated with business growth. Commissions increased as a result of increased premiums.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 30 basis points from 36.0% to 35.7% for the three months ended March 31, 2023 as compared to the same period in 2022. The primary driver for this change is earned premium increasing at a higher rate than policy acquisition costs.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities, and CECL expenses. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $5,000, or 2.6%, in the three months ended March 31, 2023 as compared to the same period in 2022.

Interest Expense

Interest expense decreased to $45,000 for the three months ended March 31, 2023 from $61,000 for the same period during 2022 as a result of paying off the $3.5M loan the Company had with American Bank & Trust.

Income Tax Expense

We reported income tax expense of $406,000 and benefit of $50,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in income tax expense in 2023 relates to the positive change in unrealized gains and losses. Our effective tax rate for the three months ended March 31, 2023 was 20.4%, compared to 23.7% for the same period in 2022. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of March 31, 2023 and December 31, 2022:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2023	2022
Case reserves	$29,367	$28,231
IBNR reserves	29,040	25,773
Net unpaid losses and settlement expense	58,407	54,004
Reinsurance recoverables, excluding CECL allowance	14,460	13,610
Reserves for unpaid loss and settlement expense	$72,867	$67,614

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2023 and December 31, 2022.

As of March 31, 2023

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$22,371	$24,455	$46,826
Property	3,795	1,585	5,380
Other	3,201	3,000	6,201
Total net reserves	29,367	29,040	58,407
Reinsurance recoverables, excluding CECL allowance	3,101	11,359	14,460
Gross reserves	$32,468	$40,399	$72,867

As of December 31, 2022

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$21,356	$22,737	$44,093
Property	3,690	(24)	3,666
Other	3,185	3,060	6,245
Total net reserves	28,231	25,773	54,004	$48,006	$57,398
Reinsurance recoverables	3,716	9,894	13,610	11,595	15,484
Gross reserves	$31,947	$35,667	$67,614	$59,601	$72,882

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2023 and 2022, we experienced favorable development of $24,000 and unfavorable development of $2,670,000, respectively.

The potential for variability in our reserves is evidenced by this development. As further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2022 at $54,004,000. As of March 31, 2023, that reserve was re-estimated at $53,980,000, which is $24,000 more favorable than the initial estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year.

Investments

Our investments are primarily composed of fixed maturity debt securities and both common and preferred stock equity securities. We categorize all our debt securities as available-for-sale (AFS), which are carried at fair value as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our AFS securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings (loss). Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or credit loss has occurred.

Effective with the adoption of ASU 2016-13, Financial Instruments—Credit Losses, on January 1, 2023, we consider several factors, including, but not limited to, the following when evaluating whether a decline in value for AFS debt securities relates to credit losses:

●	the extent to which fair value is less than amortized cost;

●

adverse conditions related to the security, an industry, geographic area such as changes in the financial condition of the issuer of the security, changes in technology, or discontinuation of a segment of the business that may affect future earnings potential;

●	the payment structure of the debt security and the likelihood of the issuer being able to make future payments;

●	failure of the issuer of the security to make scheduled interest or principal payments; and

●	any changes to the rating of the security by a rating agency.

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of January 1, 2023 and March 31, 2023, there were no securities for which an allowance for credit losses adjustment was needed.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,270	$(82)	$1,270	$(82)
MBS/ABS/CMBS	8,487	(278)	23,680	(2,405)	32,167	(2,683)
Corporate	17,023	(736)	16,761	(2,771)	33,784	(3,507)
Municipal	2,456	(204)	10,317	(3,017)	12,773	(3,221)
Redeemable preferred stock	298	(11)	—	—	298	(11)
Total temporarily impaired fixed maturity securities	$28,264	$(1,229)	$52,028	$(8,275)	$80,292	$(9,504)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$615	$(37)	$638	$(63)	$1,253	$(100)
MBS/ABS/CMBS	21,200	(1,365)	12,833	(1,742)	34,033	(3,107)
Corporate	27,689	(2,896)	5,829	(1,256)	33,518	(4,152)
Municipal	11,502	(3,089)	2,080	(885)	13,582	(3,974)
Redeemable preferred stock	189	(27)	—	—	189	(27)
Total temporarily impaired fixed maturity securities	$61,195	$(7,414)	$21,380	$(3,946)	$82,575	$(11,360)

Corporate Bonds

The net unrealized losses in the Corporate bond portfolio decreased by about $0.7 million from a loss of $4,114,000 at the end of 2022 to a loss of $3,407,000 as of March 31, 2023. This slight improvement in the unrealized loss position was driven by the Treasury yield curve shifting down about 40 bps during the first quarter which caused the price of bonds to move higher.

Municipal Bonds

The unrealized losses in the Municipal portfolio decreased by about $0.8 million from a loss of $3,896,000 at the end of 2022 to a loss of $3,083,000 as of March 31, 2023. This slight improvement in the unrealized loss position was driven by the Treasury yield curve shifting down about 40 bps during the first quarter which caused the price of bonds to move higher.

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For Corporates, as an example, we screen for any holding that has a market price below $80. For Municipals, we screen for securities that have an unrealized loss of more than 5% of book value. For structured securities, we use more quantitative analysis, including a discounted cash-flow model to measure the amount by which the present value of expected future cash flows is below the asset’s amortized cost. When assessing whether the fair value of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss”. If there is a credit loss, the impairment is other-than-temporary. Under the new guidance for AFS debt securities, if we identify that an other-than-temporary impairment has occurred, an allowance for credit losses (ACL) will be recorded in earnings. Any remaining portion of unrealized losses related to the noncredit-related component will continue to be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the full amount of the OTTI will be recognized as a realized loss.

For the three months ended March 31, 2023, the Company did not take a credit loss or impairment charge on any of its security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in credit losses or impairment charges in the future.

We use quoted values and other data provided by independent pricing services in our process for determining fair values of our investments. The evaluations of such pricing services represent an exit price and a good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. This pricing service provides us with one quote per instrument. For fixed maturity securities that have quoted prices in active markets, market quotations are provided. For fixed maturity securities that do not trade daily, the independent pricing service prepares estimates of fair value using a wide array of observable inputs including relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The observable market inputs that our independent pricing service utilizes may include (listed in order of priority for use) benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data on markets, industry, and the economy. Additionally, the independent pricing service uses an option adjusted spread model to develop prepayment and interest rate scenarios. The pricing service did not use broker quotes in determining the fair values of our investments.

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2023 and December 31, 2022, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Management reviews the reasonableness of the pricing provided by the independent pricing service by employing various analytical procedures. We review all securities to identify recent downgrades, significant changes in pricing, and pricing anomalies on individual securities relative to other similar securities. This will include looking for relative consistency across securities in common sectors, durations, and credit ratings. This review will also include all fixed maturity securities rated lower than “A” by Moody’s or S&P. If, after this review, management does not believe the pricing for any security is a reasonable estimate of fair value, then it will seek to resolve the discrepancy through discussions with the pricing service. In our review, we did not identify any such discrepancies for the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022, and no adjustments were made to the estimates provided by the pricing service. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At March 31, 2023 and December 31, 2022, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Deferred acquisition costs	$7,733	$7,167
Unearned premium reserves	41,095	40,527

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

As of March 31, 2023 and December 31, 2022, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2019 through the current year are open for examination.

Other Assets

As of March 31, 2023 and December 31, 2022, other assets totaled $1,357,000 and $1,277,000, respectively.

Outstanding Debt

The Company had $15,000,000 in outstanding debt, as of March 31, 2023 and December 31, 2022,

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

The Company also has borrowing capacity of $44.3 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of March 31, 2023, the Company has used $15.0 million of that capacity.

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

The Company has $19.1 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of March 31, 2023, the balance on the line of credit was $0. This line of credit is priced at Prime plus 0.5% with a floor of 4.75% and renews annually with a current expiration date of July 2023. We intend to renew the line of credit in July. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of March 31, 2023, our total adjusted capital is in excess of $60.0 million. There was no interest paid on the line of credit during the three months ended March 31, 2023 and 2022.

Other Liabilities

As of March 31, 2023 and December 31, 2022, other liabilities totaled $842,000 and $1,103,000, respectively.

ESOP

In connection with our conversion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) were granted for the first time in February 2018 with additional RSUs granted in March 2019, April 2020, April 2021, and April 2022. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2022 Annual Report on Form 10-K.

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings and maturing investments. We participate in the Insured Cash Sweep (ICS) with our local bank, which maintains our operating accounts. ICS ensures that our funds are spread throughout the ICS network and no balance is higher than $250,000 each night so that all our funds are fully insured.

The decrease in cash provided by operating activities of $1.1 million during the three months ended March 31, 2023 compared to the same period in 2022 was due to decreases in accrued expenses and increases in reinsurance balances recoverable.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

In addition to the investment and reinsurance programs mentioned, we have access to cash via the Federal Home Loan Bank of Chicago of $44.3 million. We have drawn down $15.0 million as of March 31, 2023. We also have a $4.0 million line of credit with a local financial institution. As of March 31, 2023, our balance on the line of credit was $0.

As of March 31, 2023, we have cash and other investments maturing with one year of $4.4 million and an additional $15.3 million maturing between one and five years.

We believe that over the next twelve to twenty-four months our cash generated from operations and investments will provide sufficient sources of liquidity to meet our needs. In the event they are not sufficient, we believe our cash available from financing activities will be sufficient to cover our cash flow needs.

Cash flows from continuing operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three-Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$2,340	$3,394
Net cash used in investing activities	(3,013)	(3,391)
Net cash used in financing activities	(46)	(29)
Net decrease in cash and cash equivalents	$(719)	$(26)

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

The amount available for payment of dividends from ICC in 2023 without the prior approval of the Illinois Department of Insurance is approximately $6.0 million based upon the insurance company’s 2022 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid $0 in dividends to ICC Holdings, Inc.in the first three months of 2023 and 2022.

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

The average maturity of the debt securities in our investment portfolio at March 31, 2023, was 8.0 years. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available-for-sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

Fluctuations in near-term interest rates could have an impact on the results of operations and cash flows. Certain of these securities may have call features. In a declining interest rate environment these securities may be called by their issuer and replaced with securities bearing lower interest rates. If we are required to sell these securities in a rising interest rate environment, we may recognize losses.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	March 31, 2023
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(9,787)	$87,695
100 basis point increase	(5,108)	92,374
No change	—	97,482
100 basis point decrease[1]	5,493	102,975
200 basis point decrease[1]	11,298	108,780

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

     Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
January 1 – January 31, 2023	2,361	$15.50	2,361	$5,016,160
February 1 – February 28, 2023	437	$15.67	437	$5,009,313
March 1 – March 31, 2023	184	$15.73	184	$5,006,418
Total	2,982	$15.54	2,982	$5,006,418

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2023.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)