Form 10-Q
period 2023-09-30
ICC Holdings, Inc.
filed 2023-11-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2023 was 3,139,598.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Investments and cash:
Fixed maturity securities (amortized cost of $112,865,702 at 9/30/2023 and $104,580,681 at 12/31/2022)	$99,100,422	$93,388,971
Common stocks at fair value	20,347,786	20,438,907
Preferred stocks at fair value	2,739,493	2,772,605
Other invested assets	7,512,170	4,722,137
Property held for investment, at cost, net of accumulated depreciation of $634,738 at 9/30/2023 and $609,282 at 12/31/2022	5,462,945	6,002,233
Cash and cash equivalents	2,665,558	3,139,986
Total investments and cash	137,828,374	130,464,839
Accrued investment income	912,054	791,812
Premiums and reinsurance balances receivable, net of allowances for credit losses of $50,000 at 9/30/2023 and $50,000 at 12/31/2022	35,725,932	31,270,460
Ceded unearned premiums	746,714	947,851
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for credit losses of $115,000 at 9/30/2023 and $0 at 12/31/2022	16,350,203	13,610,295
Federal income taxes	4,400,021	3,318,730
Deferred policy acquisition costs, net	8,347,499	7,167,036
Property and equipment, at cost, net of accumulated depreciation of $6,917,014 at 9/30/2023 and $6,590,602 at 12/31/2022	3,348,616	3,313,719
Other Assets, net of allowances for credit losses of $54,112 at 9/30/2023 and $0 at 12/31/2022	1,368,836	1,277,469
Total assets	$209,028,249	$192,162,211

Liabilities:
Unpaid losses and settlement expenses	$80,542,478	$67,614,063
Unearned premiums	45,967,059	40,527,182
Reinsurance balances payable	1,035,827	1,405,337
Corporate debt	15,000,000	15,000,000
Accrued expenses	6,015,982	6,072,020
Other liabilities	880,453	1,102,678
Total liabilities	149,441,799	131,721,280

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,700,588)	(5,463,535)
Additional paid-in capital	33,237,320	33,119,125
Accumulated other comprehensive (loss), net of tax	(11,034,747)	(8,841,517)
Retained earnings	44,983,544	43,701,233
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(1,934,079)	(2,109,375)
Total equity	59,586,450	60,440,931
Total liabilities and equity	$209,028,249	$192,162,211

1 Par value $0.01; authorized: 2023 - 10,000,000 shares and 2022 – 10,000,000 shares; issued: 2023 – 3,500,000 shares and 2022 – 3,500,000 shares; outstanding: 2023 – 3,139,598 and 2022 – 3,153,741 shares

2 2023 – 360,402 shares and 2022 – 346,259 shares

3 2023 – 193,408 shares and 2022 – 210,935 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2023	2022
Net premiums earned	$19,233,517	$17,724,441
Net investment income	1,342,258	1,027,631
Net realized investment gains	199,928	41,206
Net unrealized losses on equity securities	(1,062,332)	(1,084,289)
Other income	51,000	85,402
Consolidated revenues	19,764,371	17,794,391
Losses and settlement expenses	13,436,464	10,386,524
Policy acquisition costs and other operating expenses	7,029,218	6,360,896
Interest expense on debt	46,409	46,409
General corporate expenses	220,092	189,708
Total expenses	20,732,183	16,983,537
(Loss) earnings before income taxes	(967,812)	810,854
Total income tax (benefit) expense	(198,850)	181,114
Net (loss) earnings	$(768,962)	$629,740

Other comprehensive loss, net of tax	(3,025,254)	(3,408,937)
Comprehensive loss	$(3,794,216)	$(2,779,197)

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.26)	$0.21
Diluted:
Diluted net (loss) earnings per share	$(0.26)	$0.20

Weighted average number of common shares outstanding:
Basic	2,945,199	3,060,693
Diluted	2,968,808	3,074,236

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2023	2022
Net premiums earned	$55,528,867	$50,765,760
Net investment income	3,798,432	2,896,901
Net realized investment gains	268,375	785,600
Net unrealized gains (losses) on equity securities	279,100	(6,181,492)
Other income	160,714	333,059
Consolidated revenues	60,035,488	48,599,828
Losses and settlement expenses	36,698,631	34,390,330
Policy acquisition costs and other operating expenses	20,823,605	18,136,104
Interest expense on debt	137,713	149,661
General corporate expenses	616,304	563,626
Total expenses	58,276,253	53,239,721
Earnings (loss) before income taxes	1,759,235	(4,639,893)
Total income tax expense (benefit)	363,164	(980,726)
Net earnings (loss)	$1,396,071	$(3,659,167)

Other comprehensive loss, net of tax	(2,193,230)	(12,370,138)
Comprehensive loss	$(797,159)	$(16,029,305)

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.47	$(1.20)
Diluted:
Diluted net earnings (loss) per share	$0.47	$(1.19)

Weighted average number of common shares outstanding:
Basic	2,945,686	3,061,961
Diluted	2,969,295	3,075,504

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(2,469,237)		—	—	—	—	(2,469,237)
Net loss	—	—		—	—	(3,659,167)	—	(3,659,167)
Other comprehensive loss, net of tax	—	—		—	—	—	(12,370,138)	(12,370,138)
Restricted stock unit expense	—	201,446	1	—	(49,871)	—	—	151,575
ESOP compensation expense	—	—		175,296	116,924	—	—	292,220
Balance, September 30, 2022	$35,000	$(5,423,190)		$(2,168,449)	$33,032,189	$40,623,728	$(9,450,111)	$56,649,168

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2023	$35,000	$(5,463,535)		$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—		—	—	(113,760)	—	(113,760)
Purchase of treasury stock	—	(395,727)		—	—	—	—	(395,727)
Net earnings	—	—		—	—	1,396,071	—	1,396,071
Other comprehensive loss, net of tax	—	—		—	—	—	(2,193,230)	(2,193,230)
Restricted stock unit expense	—	158,674	1	—	13,579	—	—	172,253
ESOP compensation expense	—	—		175,296	104,616	—	—	279,912
Balance, September 30, 2023	$35,000	$(5,700,588)		$(1,934,079)	$33,237,320	$44,983,544	$(11,034,747)	$59,586,450

1Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$1,396,071	$(3,659,167)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized investment gains	(268,375)	(785,600)
Net unrealized (gains) losses on equity securities	(279,100)	6,181,492
Depreciation	541,656	555,853
Deferred income tax	(144,279)	(1,516,967)
Amortization of bond premium and discount	57,647	156,310
Stock-based compensation expense	452,165	443,795
Change in:
Accrued investment income	(120,242)	(117,483)
Premiums and reinsurance balances receivable	(4,455,472)	(3,120,848)
Ceded unearned premiums	201,137	(10,261)
Reinsurance balances recoverable	(2,837,908)	(247,018)
Deferred policy acquisition costs	(1,180,463)	(663,641)
Unpaid losses and settlement expenses	12,928,415	6,795,641
Unearned premiums	5,439,877	3,981,518
Reinsurance balances payable	(369,510)	(140,581)
Accrued expenses	(56,038)	(227,905)
Current federal income tax	(323,761)	(51,091)
Other	(359,595)	776,736
Net cash provided by operating activities	10,622,225	8,350,783
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(18,181,637)	(15,502,187)
Common stocks	(3,158,620)	(2,945,823)
Preferred stocks	(285,649)	(1,208,744)
Other invested assets	(3,346,778)	(1,698,503)
Property held for investment	(1,138,302)	(723,619)
Property and equipment	(462,729)	(620,441)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	9,785,891	13,800,029
Common stocks	3,831,416	3,976,938
Preferred stocks	337,440	646,552
Other invested assets	354,276	227,482
Property held for investment	1,545,977	278,679
Property and equipment	17,789	17,064
Net cash used in investing activities	(10,700,926)	(3,752,573)
Cash flows from financing activities:
Proceeds from loans	—	5,000,000
Repayments of borrowed funds	—	(8,455,342)
Purchase of treasury stock	(395,727)	(2,469,237)
Net cash used in financing activities	(395,727)	(5,924,580)
Net decrease in cash and cash equivalents	(474,428)	(1,326,370)
Cash and cash equivalents at beginning of year	3,139,986	4,606,378
Cash and cash equivalents at end of period	$2,665,558	$3,280,008
Supplemental information:
Federal income tax paid	$180,000	$160,000
Interest paid	$132,400	$144,300

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 23.1% and 20.3% of the premium is written in Illinois for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, approximately 23.5% and 22.2%, respectively, of the premium is written in Illinois. The Company operates as one segment.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022 (the “2022 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2023 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve the recognition and measurement of credit losses and to provide more decision-useful information about those losses. This new impairment model is based on expected losses rather than incurred losses. ASU 2016-13 requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net earnings. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses but is limited to the amount by which fair value is less than amortized cost. The Company applied this standard to fixed maturity securities, premiums and reinsurance balances receivable, reinsurance balances recoverable on unpaid losses and settlement expenses, and other assets using the loss-rate method. In total, the cumulative-effect adjustment made to the financials as of the beginning of the year resulted in a $113,760 decrease in retained earnings.

D.	PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards that would have a material impact on our financial statements as of  September 30, 2023.

E.	PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended September 30, 2023 and December 31, 2022, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2023	2022
Automobiles	$662,487	$637,306
Furniture and fixtures	516,294	520,835
Computer equipment and software	4,991,669	4,720,932
Home office	4,095,180	4,025,248
Total cost	10,265,630	9,904,321
Accumulated depreciation	(6,917,014)	(6,590,602)
Net property and equipment	$3,348,616	$3,313,719

F.	COMPREHENSIVE EARNINGS

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

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Nine-Months Ended September 30,
	2023	2022
Beginning balance	$(8,841,517)	$2,920,027

Other comprehensive loss before reclassification	(2,239,651)	(12,370,634)
Amount reclassified from accumulated other comprehensive loss	46,421	496
Net current period other comprehensive loss	(2,193,230)	(12,370,138)
Ending balance	$(11,034,747)	$(9,450,111)

The following table illustrates the components of other comprehensive earnings (loss) for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive loss, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(3,836,298)	$805,622	$(3,030,676)	$(4,315,110)	$906,173	$(3,408,937)
Reclassification adjustment for losses included in net earnings	6,863	(1,441)	5,422	—	—	—
Total other comprehensive loss	$(3,829,435)	$804,181	$(3,025,254)	$(4,315,110)	$906,173	$(3,408,937)

	Nine-Month Periods Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(2,835,001)	$595,350	$(2,239,651)	$(15,659,030)	$3,288,396	$(12,370,634)
Reclassification adjustment for losses included in net earnings	58,761	(12,340)	46,421	628	(132)	496
Total other comprehensive loss	$(2,776,240)	$583,010	$(2,193,230)	$(15,658,402)	$3,288,264	$(12,370,138)

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive (Earnings) Loss
	Three-Month Periods Ended		Nine-Month Periods Ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the Statement
Comprehensive (Earnings) Loss Component	2023	2022	2023	2022	where Net Earnings is Presented
Unrealized losses on AFS investments:
	$6,863	$—	$58,761	$628	Net realized investment losses (gains)
	(1,441)	—	(12,340)	(132)	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$5,422	$—	$46,421	$496

G.	RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. War, terrorism, supply chain disruptions, labor shortages and tightening, inflation and related monetary policy responses, and recession fears are also causing volatility and disruptions in credit and capital markets, adverse developments or general investor sentiment regarding the value of our investment securities as a result of rising interest rates or otherwise, and the business prospects of the industry we serve. The cumulative effects of these events on the Company cannot be predicted, but could reduce demand for our insurance policies, result an in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

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

	For the Three-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2023
Fixed maturity securities	$1,443,108	$—	$(6,863)	$(6,863)
Common stocks	1,807,080	395,780	(188,989)	206,791
Preferred stocks	—	—	—	—
2022
Fixed maturity securities	$1,185,955	$—	$—	$—
Common stocks	600,120	112,306	(59,628)	52,678
Preferred stocks	242,844	1,004	(12,476)	(11,472)

	For the Nine-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2023
Fixed maturity securities	$9,785,891	$—	$(58,761)	$(58,761)
Common stocks	3,831,416	800,571	(496,207)	304,364
Preferred stocks	337,440	29,371	(6,599)	22,772
2022
Fixed maturity securities	$13,800,029	$105,918	$(106,546)	$(628)
Common stocks	3,976,938	1,052,648	(254,260)	798,388
Preferred stocks	646,552	8,749	(20,909)	(12,160)

The amortized cost and estimated fair value of fixed income securities at September 30, 2023, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,497,651	$3,445,857
Due after one year through five years	14,248,234	13,369,458
Due after five years through 10 years	24,218,640	21,394,002
Due after 10 years	24,913,629	19,062,474
Asset and mortgage-backed securities without a specific due date	45,801,155	41,653,431
Redeemable preferred stocks	186,393	175,200
Total fixed maturity securities	$112,865,702	$99,100,422

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at September 30, 2023 and December 31, 2022:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2023
Fixed maturity securities:
U.S. Treasury	$1,352,015	$1,265,703	$—	$(86,312)
MBS/ABS/CMBS	45,801,155	41,653,431	56,434	(4,204,158)
Corporate	44,540,438	39,523,491	2,882	(5,019,829)
Municipal	20,985,701	16,482,597	15,585	(4,518,689)
Redeemable preferred stock	186,393	175,200	—	(11,193)
Total fixed maturity securities	$112,865,702	$99,100,422	$74,901	$(13,840,181)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,352,752	$1,252,960	$—	$(99,792)
MBS/ABS/CMBS	41,858,596	38,803,341	51,477	(3,106,732)
Corporate	39,716,139	35,602,055	38,867	(4,152,951)
Municipal	21,437,389	17,541,694	78,117	(3,973,812)
Redeemable preferred stock	215,805	188,921	—	(26,884)
Total fixed maturity securities	$104,580,681	$93,388,971	$168,461	$(11,360,171)

All the Company’s collateralized securities carry an average credit rating of AA by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $7,261,802 and $10,567,904, residential mortgage-backed securities of $28,268,594 and $19,288,540, and commercial mortgage-backed securities of $6,123,034 and $8,946,897 at September 30, 2023 and December 31, 2022, respectively. The Company has recorded no CECL allowances related to available for sale investments at September 30, 2023 and December 31, 2022, respectively.

ANALYSIS

The following tables display the total value of securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2023			December 31, 2022
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,265,703	$1,265,703	$615,367	$637,594	$1,252,961
Amortized cost	—	1,352,015	1,352,015	652,424	700,329	1,352,753
Unrealized loss	—	(86,312)	(86,312)	(37,057)	(62,735)	(99,792)
MBS/ABS/CMBS
Fair value	14,212,477	24,654,698	38,867,175	21,199,819	12,833,310	34,033,129
Amortized cost	14,905,279	28,166,054	43,071,333	22,564,779	14,575,082	37,139,861
Unrealized loss	(692,802)	(3,511,356)	(4,204,158)	(1,364,960)	(1,741,772)	(3,106,732)
Corporate
Fair value	7,432,556	31,742,390	39,174,946	27,688,403	5,829,396	33,517,799
Amortized cost	7,772,987	36,421,788	44,194,775	30,584,890	7,085,860	37,670,750
Unrealized loss	(340,431)	(4,679,398)	(5,019,829)	(2,896,487)	(1,256,464)	(4,152,951)
Municipal
Fair value	5,123,048	11,123,964	16,247,012	11,502,050	2,079,831	13,581,881
Amortized cost	5,314,363	15,451,338	20,765,701	14,590,996	2,964,697	17,555,693
Unrealized loss	(191,315)	(4,327,374)	(4,518,689)	(3,088,946)	(884,866)	(3,973,812)
Redeemable preferred stock
Fair value	153,300	21,900	175,200	188,921	—	188,921
Amortized cost	161,549	24,844	186,393	215,805	—	215,805
Unrealized loss	(8,249)	(2,944)	(11,193)	(26,884)	—	(26,884)
Total
Fair value	26,921,381	68,808,655	95,730,036	61,194,560	21,380,131	82,574,691
Amortized cost	28,154,178	81,416,039	109,570,217	68,608,894	25,325,968	93,934,862
Unrealized loss	$(1,232,797)	$(12,607,384)	$(13,840,181)	$(7,414,334)	$(3,945,837)	$(11,360,171)

The fixed income portfolio contained 260 securities in an unrealized loss position as of September 30, 2023. Of these 260 securities, 204 have been in an unrealized loss position for 12 consecutive months or longer and represent $12,607,384 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Current unrealized losses are the result of rising interest rates. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no CECL allowances recognized in net earnings during the nine months ended September 30, 2023 and no other-than-temporary impairments losses as of  September 30, 2022. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity.

UNREALIZED GAINS AND LOSSES ON EQUITY SECURITIES

Net unrealized losses and gains recognized during the three and nine months ended September 30, 2023 on equity securities held as of September 30, 2023 were unrealized losses of $1,062,332 and unrealized gains of $279,100. Net unrealized losses recognized during the three and nine months ended September 30, 2022 on equity securities held as of September 30, 2022 were $1,084,289 and $6,181,492.

Other Invested Assets

Other invested assets as of September 30, 2023 and December 31, 2022 were $7,512,170 and $4,722,137, respectively. Other invested assets as of  September 30, 2023 include privately held investments of $1,572,162, notes receivable of $5,515,009, and a $425,000 membership in the Federal Home Loan Bank of Chicago (FHLBC). As of  December 31, 2022, privately held investments were $214,630, notes receivable were $4,082,507, and the membership in FHLBC was $425,000.

As of  September 30, 2023, privately held investments are comprised of a $1,107,132 limited partnership carried at fair value, a $250,000 SAFE investment carried at cost, and $215,030 in stock carried at fair value. In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. On May 31, 2023, we received a call for $1.3 million for a limited partnership from the private investment fund. Our balance available for future endeavors with the private investment fund is $8.7 million as of  September 30, 2023. As of  December 31, 2022, no calls were received. As of  December 31, 2022, the privately held investments were entirely stock carried at fair value.

Notes receivable are carried at outstanding value plus accrued interest. As of  September 30, 2023, most of the notes receivable bear interest between 3.9% and 8.25%. One note has interest at prime minus 25 basis points with a floor of 4.0%. For the nine months ended September 30, 2023, $33,608 in note payments were received and $8,025 in accrued principal and interest receivable was recorded. Comparatively, as of December 31, 2022, $244,046 in note payments were received and $10,496 in accrued principal and interest receivable was recorded. The Company had $39,000 in CECL allowances recorded related to uncollectible note receivables at  September 30, 2023 and no CECL allowance at  December 31, 2022.

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

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets include notes receivable, stock, a limited partnership, a SAFE investment, and a membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest. Stock and the limited partnership at fair value when available. The SAFE investment and the membership in FHLBC are carried at cost.

Assets measured at fair value on a recurring basis as of September 30, 2023, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,265,703	$—	$—	$1,265,703
MBS/ABS/CMBS	—	41,653,431	—	41,653,431
Corporate	—	39,523,491	—	39,523,491
Municipal	—	16,482,597	—	16,482,597
Redeemable preferred stocks	—	175,200	—	175,200
Total fixed maturity securities	1,265,703	97,834,719	—	99,100,422
Equity securities
Common stocks	20,347,786	—	—	20,347,786
Perpetual preferred stocks	—	2,739,493	—	2,739,493
Total equity securities	20,347,786	2,739,493	—	23,087,279
Total marketable investments measured at fair value	$21,613,489	$100,574,212	$—	$122,187,701

Assets measured at fair value on a recurring basis as of December 31, 2022, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,252,960	$—	$—	$1,252,960
MBS/ABS/CMBS	—	38,803,341	—	38,803,341
Corporate	—	35,602,055	—	35,602,055
Municipal	—	17,541,694	—	17,541,694
Redeemable preferred stocks	—	188,921	—	188,921
Total fixed maturity securities	1,252,960	92,136,011	—	93,388,971
Equity securities
Common stocks	20,438,907	—	—	20,438,907
Perpetual preferred stocks	—	2,772,605	—	2,772,605
Total equity securities	20,438,907	2,772,605	—	23,211,512
Total marketable investments measured at fair value	$21,691,867	$94,908,616	$—	$116,600,483

As noted in the previous tables, the Company has no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2023 or December 31, 2022. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the nine-month periods ended September 30, 2023 and 2022.

4.	DEBT

Debt Obligation

Debt Obligations

The Company had $15,000,000 in outstanding debt as of  September 30, 2023 and December 31, 2022.

The Company also has borrowing capacity of $44.3 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of  September 30, 2023, the Company has used $15.0 million of that capacity.

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

In  May 2022, the Company entered into a $5.0 million, 1.36%, fixed interest, five-year FHLBC loan.

The Company has $17.7 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of September 30, 2023, the balance on the line of credit was $0. As of  July 5, 2023, this line of credit is priced at prime plus 0.5% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2024. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of September 30, 2023, our total adjusted capital is approximately $59.9 million. There was no interest paid on the line of credit during the nine months ended September 30, 2023 and 2022.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2023	2022
WRITTEN
Direct	$24,495,429	$20,900,412
Reinsurance assumed	60,457	59,970
Reinsurance ceded	(2,870,582)	(2,550,345)
Net	$21,685,304	$18,410,037
EARNED
Direct	$22,057,631	$20,224,145
Reinsurance assumed	54,269	54,569
Reinsurance ceded	(2,878,383)	(2,554,273)
Net	$19,233,517	$17,724,441
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$17,854,337	$11,226,504
Reinsurance assumed	18,080	20,590
Reinsurance ceded	(4,435,953)	(860,570)
Net	$13,436,464	$10,386,524

	Nine-Month Periods Ended September 30,
	2023	2022
WRITTEN
Direct	$68,899,622	$61,695,027
Reinsurance assumed	135,570	129,328
Reinsurance ceded	(7,865,311)	(7,087,338)
Net	$61,169,881	$54,737,017
EARNED
Direct	$63,468,235	$57,720,789
Reinsurance assumed	127,080	122,048
Reinsurance ceded	(8,066,448)	(7,077,077)
Net	$55,528,867	$50,765,760
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$43,754,741	$39,364,381
Reinsurance assumed	58,499	68,283
Reinsurance ceded	(7,114,609)	(5,042,334)
Net	$36,698,631	$34,390,330

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	September 30,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$76,584	$70,381
Less: Ceded	14,603	15,527
Net	60,981	54,854
Increase in incurred losses and settlement expense:
Current year	11,331	9,825
Prior years	2,105	562
Total incurred	13,436	10,387
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,329	5,758
Prior years	7,011	5,620
Total paid	11,340	11,378
Net unpaid losses and settlement expense - end of the period	64,077	53,862
Plus: Reinsurance recoverable on unpaid losses net of CECL	16,350	14,768
Plus: CECL allowance for reinsurance recoverable on unpaid losses	115	—
Gross unpaid losses and settlement expense - end of the period	$80,542	$68,630

	For the Nine-Months Ended
	September 30,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	33,333	29,309
Prior years	3,366	5,081
Total incurred	36,699	34,390
Deduct: Loss and settlement expense payments for claims incurred:
Current year	9,045	11,752
Prior years	17,581	16,089
Total paid	26,626	27,841
Net unpaid losses and settlement expense - end of the period	64,077	53,862
Plus: Reinsurance recoverable on unpaid losses net of CECL	16,350	14,768
Plus: CECL allowance for reinsurance recoverable on unpaid losses	115	—
Gross unpaid losses and settlement expense - end of the period	$80,542	$68,630

For the nine months ended September 30, 2023 and 2022, we experienced unfavorable development of $3,366,000 and $5,081,000, respectively. The unfavorable development for the nine months ended  September 30, 2023 is primarily due to additional information received on prior year accident claims for liquor liability (2022; two claims & 2021; three claims).

7.	INCOME TAXES

The Company’s effective tax rate for the nine month periods ended September 30, 2023 was 20.6% compared to 21.1% for the same period in 2022. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the nine month periods ended September 30, 2023 and 2022 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	September 30,
	2023	2022
Provision for income taxes at the statutory federal tax rates	$(203,241)	$170,279
Increase (reduction) in taxes resulting from:
Dividends received deduction	(18,802)	(10,010)
Tax-exempt interest income	(8,450)	(12,011)
Proration of tax-exempt interest and dividends received deduction	6,604	(2,217)
Nondeductible expenses	22,512	32,766
Officer life insurance, net	1,949	2,307
Prior year true-up and other	578	—
Total	$(198,850)	$181,114

	For the Nine-Months Ended
	September 30,
	2023	2022
Provision for income taxes at the statutory federal tax rates	$369,439	$(974,378)
Increase (reduction) in taxes resulting from:
Dividends received deduction	(59,537)	(32,408)
Tax-exempt interest income	(27,316)	(38,323)
Proration of tax-exempt interest and dividends received deduction	21,074	9,581
Nondeductible expenses	57,555	60,177
Officer life insurance, net	1,949	(5,375)
Prior year true-up and other	—	—
Total	$363,164	$(980,726)

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of September 30, 2023 and December 31, 2022, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2020 through current year. There are currently no open tax exams. As of September 30, 2023 a significant portion of the Company's net deferred tax asset relates to unrealized losses on fixed income securities and equity securities.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings contributed $62,075 and $92,080 to the ESOP for the nine months ended September 30, 2023 and 2022, respectively. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2023, we recognized compensation expense of $341,987 related to 17,530 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2023. For the nine months ended September 30, 2022, we recognized compensation expense of $384,300 related to 17,530 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2022.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. The Company recognized $172,253 and $151,575 in RSU expense for the nine months ended  September 30, 2023 and  September 30, 2022, respectfully.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	$273,591	$15.72
Granted	272,802	15.50
Vested	(172,253)	15.11
Nonvested at September 30, 2023	$374,140	$15.85

9.	SUBSEQUENT EVENTS

On October 2, 2023, the Company purchased certain assets of Guild Insurance Inc. for $1.0M. The primary revenue source from Guild Insurance is derived from the sale of insurance products to the food and beverage industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of ICC Holdings, Inc. ICC Holdings, Inc., and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in ICC Holdings, Inc.'s filings with the Securities and Exchange Commission (SEC) and its reports to shareholders. Generally, the inclusion of the words “anticipates,” “believes,” “estimate,” “expect,” “future,” “intend,” “may,” “plans,” “seek,” “will,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that ICC Holdings, Inc. expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management and are applicable only as of the dates of such statements.

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

For the nine months ended September 30, 2023, the Company had direct written premiums of $68,900,000, net premiums earned of $55,529,000, and net earnings of $1,396,000. For the nine months ended September 30, 2022, the Company had direct premiums written of $61,695,000, net premiums earned of $50,766,000, and a net loss of $3,659,000. At September 30, 2023, the Company had total assets of $209,028,000 and equity of $59,586,000. At December 31, 2022, the Company had total assets of $192,162,000 and equity of $60,441,000.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities when our equity securities are trading at an amount greater than or less than their cost, respectively. Net unrealized losses and gains on equity securities for the three and nine months ended September 30, 2023 were unrealized losses of $1,062,000 and unrealized gains of $279,000. Net unrealized losses for the three and nine months ended September 30, 2022 for equity securities were $1,084,000 and $6,181,000, respectfully. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry. The board of directors’ investment committee is responsible for establishing investment policies and monitoring risk limits and tolerances. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

The following summarizes our results for the nine months ended September 30, 2023 and 2022:

Premiums

Direct premiums written increased by $7,205,000, or 11.7%, to $68,900,000 for the nine months ended September 30, 2023 from $61,695,000 for the same period of 2022. Net written premium increased by $6,433,000, or 11.8%, to $61,170,000 for the nine months ended September 30, 2023 from $54,737,000 for the same period in 2022. Net premiums earned increased by $4,763,000, or 9.4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, consistent with our increased premium writings in 2023 and 2022.

For the nine months ended September 30, 2023, we ceded to reinsurers $8,066,000 of earned premiums, compared to $7,077,000 of earned premiums for the nine months ended September 30, 2022. Ceded earned premiums as a percent of direct premiums written increased to 11.7% from 11.5% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 as a result of increased direct earned premiums.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $901,000, or 31.1%, to $3,798,000 for the nine months ended September 30, 2023, as compared to $2,897,000 for the same period in 2022. This increase is a result of increased rates on our fixed income portfolio and an increase in overall investment holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $172,000, or 51.7%, during the nine months ended September 30, 2023 as compared to the same period in 2022 due to increased premiums written off and less favorable results from the disposals of fixed assets.

Unpaid Losses and Settlement Expenses

	For the Nine-Months Ended
	September 30,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	33,333	29,309
Prior years	3,366	5,081
Total incurred	36,699	34,390
Deduct: Loss and settlement expense payments for claims incurred:
Current year	9,045	11,752
Prior years	17,581	16,089
Total paid	26,626	27,841
Net unpaid losses and settlement expense - end of the period	64,077	53,862
Plus: Reinsurance recoverable on unpaid losses net of CECL	16,350	14,768
Plus: CECL allowance for reinsurance recoverable on unpaid losses	115	—
Gross unpaid losses and settlement expense - end of the period	$80,542	$68,630

Gross unpaid losses and settlement expenses increased by $12,928,000, or 19.1%, in the nine months ended September 30, 2023 as compared to December 31, 2022. For the nine months ended September 30, 2023 and 2022, we experienced unfavorable development of $3,366,000 and $5,081,000, respectively.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,309,000, or 6.7%, to $36,699,000 for the nine months ended September 30, 2023, from $34,390,000 for the same period in 2022. The increase in losses and settlement expenses was driven by elevated 2022 and 2021 liquor liability claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $2,688,000, or 14.8%, to $20,824,000 for the nine months ended September 30, 2023 from $18,136,000 for the same period in 2022. The increase in these expenses is mainly due to increases in salaries, direct and contingent commissions. Salary expense is up due to increased costs associated with business growth. Direct commissions increased as a result of increased premiums.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio increased by 180 basis points from 35.7% to 37.5% for the nine months ended September 30, 2023 as compared to the same period in 2022.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities, and CECL expenses. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $52,000, or 9.2%, for the nine months ended September 30, 2023 as compared to the same period in 2022.

Interest Expense

Interest expense decreased to $138,000 for the nine months ended September 30, 2023 from $150,000 for the same period during 2022 as a result of paying off the $3.5 million loan the Company had with American Bank & Trust in April 2022.

Income Tax Expense

We reported income tax expense of $363,000 and benefit of $981,000 for the nine months ended September 30, 2023 and 2022, respectively. The increase in income tax expense in 2023 relates to the positive change in unrealized gains and losses. Our effective tax rate for the nine months ended September 30, 2023 was 20.6%, compared to 21.1% for the same period in 2022. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended September 30, 2023 and 2022:

Premiums

Direct premiums written increased by $3,595,000, or 17.2%, to $24,495,000 for the three months ended September 30, 2023 from $20,900,000 for the same period of 2022. Net written premium increased by $3,275,000, or 17.8%, to $21,685,000 for the three months ended September 30, 2023 from $18,410,000 for the same period in 2022. Net premiums earned increased by $1,510,000, or 8.5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, consistent with our increased premium writings in 2023.

For the three months ended September 30, 2023, we ceded to reinsurers $2,878,000 of earned premiums, compared to $2,554,000 of earned premiums for the three months ended September 30, 2022. Ceded earned premiums as a percent of direct premiums written decreased to 11.8% from 12.2% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $314,000, or 30.5%, to $1,342,000 for the three months ended September 30, 2023, as compared to $1,028,000 for the same period in 2022. This increase is a result of increased rates on our fixed income portfolio and an increase in overall investment holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $34,000, or 40.0%, during the three months ended September 30, 2023, as compared to the same period in 2022 due to increased premiums written off offset by more favorable results from the disposals of fixed assets.

Losses and Settlement Expenses

Losses and settlement expenses increased by $3,049,000, or 29.4%, to $13,436,000 for the three months ended September 30, 2023, from $10,387,000 for the same period in 2022. The increase in losses and settlement expenses was driven by elevated 2022 and 2021 liquor liability claims and 2023 fire claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $668,000, or 10.5%, to $7,029,000 for the three months ended September 30, 2023 from $6,361,000 for the same period in 2022. The increase in these expenses is mainly due to increases in direct commissions.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio increased by 60 basis points from 35.9% to 36.5% for the three months ended September 30, 2023 as compared to the same period in 2022.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities, and CECL expenses. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $30,000, or 15.8%, for the three months ended September 30, 2023 as compared to the same period in 2022.

Interest Expense

Interest expense remained consistent at $46,000 for the three months ended September 30, 2023 from $46,000 for the same period during 2022.

Income Tax Expense

We reported income tax benefit of $199,000 and expense $181,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease in income tax expense in 2023 relates to the loss in the Company's core insurance business and decrease in unrealized gains and losses for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 30, 2023 was 20.5%, compared to 22.3% for the same period in 2022. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of September 30, 2023 and December 31, 2022:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2023	2022
Case reserves	$35,871	$28,231
IBNR reserves	28,206	25,773
Net unpaid losses and settlement expense	64,077	54,004
Reinsurance recoverables, excluding CECL allowance	16,465	13,610
Reserves for unpaid loss and settlement expense	$80,542	$67,614

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2023 and December 31, 2022.

As of September 30, 2023

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$26,980	$25,566	$52,546
Property	6,306	(444)	5,862
Other	2,585	3,084	5,669
Total net reserves	35,871	28,206	64,077
Reinsurance recoverables, excluding CECL allowance	3,508	12,957	16,465
Gross reserves	$39,379	$41,163	$80,542

As of December 31, 2022

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$21,356	$22,737	$44,093
Property	3,690	(24)	3,666
Other	3,185	3,060	6,245
Total net reserves	28,231	25,773	54,004	$48,006	$57,398
Reinsurance recoverables	3,716	9,894	13,610	11,595	15,484
Gross reserves	$31,947	$35,667	$67,614	$59,601	$72,882

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2023 and 2022, we experienced unfavorable development of $3,366,000 and $5,081,000, respectively.

The potential for variability in our reserves is evidenced by this development. As a further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2022 at $54,004,000. As of September 30, 2023, that reserve was re-estimated at $57,370,000, which is $3,366,000 less favorable than the initial estimate.

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

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of January 1, 2023 and September 30, 2023, there were no securities for which an allowance for credit losses adjustment was needed.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,266	$(86)	$1,266	$(86)
MBS/ABS/CMBS	14,212	(693)	24,655	(3,511)	38,867	(4,204)
Corporate	7,433	(341)	31,742	(4,680)	39,175	(5,021)
Municipal	5,123	(191)	11,124	(4,327)	16,247	(4,518)
Redeemable preferred stock	153	(8)	22	(3)	175	(11)
Total temporarily impaired fixed maturity securities	$26,921	$(1,233)	$68,809	$(12,607)	$95,730	$(13,840)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$615	$(37)	$638	$(63)	$1,253	$(100)
MBS/ABS/CMBS	21,200	(1,365)	12,833	(1,742)	34,033	(3,107)
Corporate	27,689	(2,896)	5,829	(1,256)	33,518	(4,152)
Municipal	11,502	(3,089)	2,080	(885)	13,582	(3,974)
Redeemable preferred stock	189	(27)	—	—	189	(27)
Total temporarily impaired fixed maturity securities	$61,195	$(7,414)	$21,380	$(3,946)	$82,575	$(11,360)

Corporate Bonds

The gross unrealized losses in the Corporate bond portfolio increased by about $0.9 million from a loss of $4,152,000 at the end of 2022 to a loss of $5,021,000 as of September 30, 2023. This was driven by the movement in Treasury rates.  The Treasury yield curve has shifted higher by 60-70 bps in the first 9 months of 2023 which has caused bond prices across fixed income sectors to drop.  The Corporate bond portfolio has benefitted by spread tightening so far in 2023 (Corporate spreads are tighter by about 13 bps), but this has been overwhelmed by the higher Treasury rate environment.

Municipal Bonds

The gross unrealized losses in the Municipal portfolio increased by about $0.5 million from a loss of $3,974,000 at the end of 2022 to a loss of $4,518,000 as of September 30, 2023. This was driven by the movement in Treasury rates.  The Treasury yield curve has shifted higher by 60-70 bps in the first 9 months of 2023 which has caused bond prices across fixed income sectors to drop.  The Municipal bond portfolio has benefitted by spread tightening so far in 2023 (Taxable Muni spreads are tighter by about 30 bps), but this has been overwhelmed by the higher Treasury rate environment.

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For Corporates, as an example, we screen for any holding that has a market price below $80. For Municipals, we screen for securities that have an unrealized loss of more than 5% of book value. For structured securities, we use more quantitative analysis, including a discounted cash-flow model to measure the amount by which the present value of expected future cash flows is below the asset's amortized cost. When assessing whether the fair value of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the “credit loss”. If there is a credit loss, the impairment is other-than-temporary. Under the new guidance for AFS debt securities, if we identify that there is a credit risk, an allowance for credit losses (ACL) will be recorded in earnings. Any remaining portion of unrealized losses related to the noncredit-related component will continue to be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the prior allowance would be removed and the amortized cost basis would be adjusted to fair value.

For the nine months ended September 30, 2023, the Company did not take a credit loss or impairment charge on any of its fixed income security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in credit losses or impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2023 and December 31, 2022, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

Our investment manager reviews the reasonableness of the pricing provided by the vendors they use and have pricing policy and procedures that are SSAE audited. Each month-end, they review 1) securities priced beyond a specific tolerance % from the prior month-end, 2) securities priced beyond a specific tolerance % from the prior two month-ends, 3) securities with valuations resulting in negative yields, and 4) securities deemed as outliers. Our investment manager reviews the aforementioned securities either to affirm that the valuations are appropriate or determine that a change to a different approved vendor is more appropriate based on current market information. The classification within the fair value hierarchy of Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, is then confirmed based on the final conclusions from the pricing review. On a quarterly basis, our investment manager provides a Price Validation report that measures the variance between trades our investment manager executed during the quarter and the vendor’s pricing. Management reviews the Price Validation report from the investment manager quarterly to check the reasonableness of the investment managers vendor pricing procedures.

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. At September 30, 2023 and December 31, 2022, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Deferred acquisition costs, net	$8,347	$7,167
Unearned premium reserves, net	45,220	39,579

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

As of September 30, 2023 and December 31, 2022, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2020 through the current year are open for examination.

Other Assets

As of September 30, 2023 and December 31, 2022, other assets totaled $1,369,000 and $1,277,000, respectively.

Outstanding Debt

The Company had $15,000,000 in outstanding debt, as of September 30, 2023 and December 31, 2022.

The Company also has borrowing capacity of $44.3 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of September 30, 2023, the Company has used $15.0 million of that capacity.

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

In May 2022, the Company entered into a $5.0 million, 1.36%, fixed interest, five-year FHLBC loan.

The Company has $17.7 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of September 30, 2023, the balance on the line of credit was $0. As of July 5, 2023, this line of credit is priced at prime plus 0.5% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2024. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of September 30, 2023, our total adjusted capital is approximately $59.9 million. There was no interest paid on the line of credit during the nine months ended September 30, 2023 and 2022.

Other Liabilities

As of September 30, 2023 and December 31, 2022, other liabilities totaled $880,000 and $1,103,000, respectively.

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

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) have been granted every year since 2018 and most recently in April 2023. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2022 Annual Report on Form 10-K.

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

The increase in cash provided by operating activities of $2.3 million during the nine months ended September 30, 2023 compared to the same period in 2022 was due to increases in Loss and Settlement Expense Reserves and Unearned Premiums.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

In addition to the investment and reinsurance programs mentioned, we have access to cash via the Federal Home Loan Bank of Chicago of $44.3 million. We have drawn down $15.0 million as of September 30, 2023. We also have a $4.0 million line of credit with a local financial institution. As of September 30, 2023, our balance on the line of credit was $0.

As of September 30, 2023, we have cash and other investments maturing within one year of $15.1 million and an additional $37.8 million maturing between one and five years.

We believe that over the next twelve to twenty-four months our cash generated from operations and investments will provide sufficient sources of liquidity to meet our needs. In the event they are not sufficient, we believe our cash available from financing activities will be sufficient to cover our cash flow needs.

Cash flows from continuing operations for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine-Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$10,622	$8,351
Net cash used in investing activities	(10,701)	(3,752)
Net cash used in financing activities	(396)	(5,925)
Net decrease in cash and cash equivalents	$(475)	$(1,326)

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

The amount available for payment of dividends from ICC in 2023 without the prior approval of the Illinois Department of Insurance is approximately $6.0 million based upon the insurance company’s 2022 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid $1.3 million and $3.0 million in dividends to ICC Holdings, Inc.in the first nine months of 2023 and 2022, respectively.

The actual timing of gross loss and loss adjustment expense payments is unknown. Loss and loss adjustment expense reserves are based on our best estimates. We base our estimates on historical experience, complex and subjective judgements, and insurance market trends. Actual losses and settlement expenses paid may differ significantly from the reserve estimates in our financial statements.

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

The average maturity of the debt securities in our investment portfolio was 8.6 and 8.8 years as of September 30, 2023 and 2022, respectively. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available-for-sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	September 30, 2023
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(9,742)	$89,358
100 basis point increase	(5,084)	94,016
No change	—	99,100
100 basis point decrease[1]	5,520	104,620
200 basis point decrease[1]	11,406	110,506

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

     Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
July 1 – July 31, 2023	3,600	$16.49	3,600	$4,726,183
August 1 – August 31, 2023	3,400	$16.28	3,400	$4,670,831
September 1 – September 30, 2023	865	$15.95	865	$4,657,034
Total	7,865	$16.34	7,865	$4,657,034

(1)

In December 2022, the Company announced the establishment of a $5.0 million share repurchase program with no expiration date. The authorization is in addition to the existing share repurchase program authorized in August 2018.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement: (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2023.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)