Form 10-K
period 2023-12-31
ICC Holdings, Inc.
filed 2024-03-28
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, based upon the closing sale price of the Common Stock on June 30, 2023 as reported on the NASDAQ Stock Market, LLC, was $31,649,025. Shares of Common Stock held directly or indirectly by each reporting officer and director along with shares held by the Company ESOP have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 11, 2024 was 3,138,976.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

~ 2 ~

Item 1. Business

Overview

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-K, references to the "Company," "we," "us," and "our" refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the "Parent Company." The consolidated group consists of the holding company, ICC Holdings, Inc.; Two Rivers Realty Investments, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., dba Beverage Insurance Specialty, a wholesale insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; Southern Hospitality Education, LLC, dba Katkin, a full-service food safety and education company; Guild Insurance Inc. (Guild), an operating insurance agency acquired in October 2023; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company. ICC owns Two Rivers Investment Properties, LLC, a real estate services and holding company, and ICC Re Limited, a vehicle to participate in various Lloyd's of London (Lloyd's) syndicate's underwriting activity.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 23.1% and 22.6% of the premium was written in Illinois for the years ended December 31, 2023 and December 31, 2022, respectively. The Company operates as a single segment.

We primarily market our products through a network of 184 independent agents in the states that we write in. ICC's financial strength rating of "A-" (Excellent) has been reaffirmed as of August 10, 2023, which is the fourth highest out of fifteen possible ratings. The Long-Term ICR is stable. A.M. Best also reaffirmed the Long-Term ICR of ICC Holdings, Inc. at "bbb-" (Good). The outlook assigned to the credit ratings of the Company is stable, as of August 10, 2023. We expect that ICC’s upcoming evaluation by A.M. Best should occur on May 9, 2024; therefore, the ratings from this evaluation will not be available at the time of this report.

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

ICC mutualized in 2004 and began to expand its territory geographically within the Midwest. We are an admitted carrier in 19 states: Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Michigan, Missouri, Nebraska, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Tennessee, Utah, and Wisconsin. As we expand our territory and product lines, we maintain our focus and commitment to the food and beverage industry. As a result, we have developed an expertise in our niche, particularly within the areas of underwriting, loss control, and claims management. ICC continues to leverage that experience into the ongoing development of innovative insurance products and services uniquely tailored to the food and beverage industry.

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

~ 3 ~

Our Business Strategies

We believe that our mission is to deliver expertly crafted insurance products and services for the food and beverage industry. Accordingly, we believe that this focus positions us to write profitable business in both hard insurance markets (where industry capital is constricted, competition is low, and premium rates are rising) and soft insurance markets (where industry capital is rising, competition is high and premium rates are falling). As part of our business process, we have developed our business strategy and focus using the following guiding principles to reflect the essence of who we aspire to be:

•	We exist to return value to our stakeholders in the form of strong financial performance and sustained surplus growth.
•	We conduct our business with the highest ethics, unquestionable integrity, and commitment to disciplined corporate governance.
•	We recognize and reward the commitment of all employees who make us successful, by challenging them, valuing them, and recognizing their contribution, while cultivating a mutually supporting culture.
•	We are committed to being an inclusive culture and promote a collaborative workforce that aligns with the diversity we see among our policyholders.
•	We are committed to the independent agency system and our mutual drive to deliver the highest quality products at competitive prices.
•	Customer experience—understanding and meeting the evolving needs and expectations of our policyholder and agents is at the fundamental core of our existence.
•	We thrive in the marketplace by pursuing a unique understanding of the niche, offering customized products, and aggressively defending our insureds.
•	We identify worthy causes to support with company and employee resources. We promote responsible corporate citizenship.
•

Innovation drives our efficiency, quality, and effectiveness. We proactively improve our products and processes through intelligent investment in talent and technology that meets the exacting needs of our customer.

•	We utilize journey mapping to identify areas to improve and enhance the overall customer experience as well as to offer innovative coverage solutions.

To effectuate our mission and guiding principles, we have identified the following core strategies to achieve our long-term success:

•

Offer ISO-based commercial property and casualty policies focused on the unique requirements of the food and beverage industry. Immerse ourselves in the rapidly changing legal and technological fields to quickly adapt to new product and service needs.

•	Pursue continuous methodical and deliberate geographic expansion.
•	Develop MGA operations to diversify risk and provide non-corelated revenue stream.
•	Market through independent insurance agents that are committed to the hospitality industry and sell the value of our coverage and products.
•	Develop complimentary investments that create value-added services and enhance risk management for our agents and insureds as well as generate supplementary revenue streams.
•	Leverage data and technology to maximize operational efficiency, maintain sustainable pricing and drive continuous innovation.
•	Employ an investment strategy that maximizes return within acceptable risk tolerances.
•	Promote a culture of excellence that encourages teamwork and contributes to talent attraction, development, and retention.
•	Maintain a robust and comprehensive Enterprise Risk Management program, focused on upside optimization and downside mitigation.
•	Employ highly skilled and credentialed claims staff for superior first-party claims handling and aggressive third-party claims investigation and defense.
•	Carefully research and implement internally developed and purchased Artificial Intelligence solutions into claims handling and underwriting to drive automation and profitability.
•	Physically inspect every risk we write in order to better understand the data and the risk, to enhance risk management, prevent losses, and optimize underwriting processes.

Competitive Growth Strategies

Technology – We believe that existing and developing technology and information systems are impacting and will continue to impact the insurance industry’s use of risk analysis in the underwriting process, providing tools for reduction of claims, and modernizing the claims handling process. As part of our focus, we have internally developed a completely integrated policy management system. This system allows us to leverage loss control data for predictive analytics in both the claims and underwriting areas. For example, in the underwriting area, we create pricing models taking into account the unique characteristics of our customers, with industry-specific variables such as latest hour of close, type and frequency of on-site entertainment, and average alcoholic beverage pricing. We also have achieved better efficiency by moving to a more paperless organization and have integrated off-site employees in our claims, underwriting, accounting, loss control, and IT development areas. We intend to remain a leader in the industry in utilizing technology and data analysis to price our coverage based on the risk assumed, reduce accidents, and provide prompt claims response.

~ 4 ~

Industry Expertise – We have provided the food and beverage industry with insurance products and services since 1950. By leveraging over 70 years of experience in this industry, we better understand our customers and their needs. This understanding allows us to more accurately price our products and services and defend claims aggressively and economically using the experience of our in-house legal department and an established network of specialized defense attorneys. We are recognized as the exclusively endorsed property and liability insurance provider for the: Arizona Licensed Beverage Association; Colorado Licensed Beverage Association; Tavern League of Colorado; Illinois Licensed Beverage Association; Michigan Licensed Beverage Association; Minnesota Licensed Beverage Association; Ohio Bar Owners Association; and Pennsylvania Licensed Beverage and Tavern Association. We provide insurance agents and policyholders with education on industry topics, such as liquor liability, alcohol server training, food handling, allergen safety, sexual harassment prevention, and bar and night club security. Our employees are also regular panel speakers at local and national claims conferences and other industry association events.

Enterprise Risk Management – As part of our effort to grow responsibly, we have put in place a cross-functional, multi-dimensional enterprise risk management program. The program is focused on financial, organization, operational, tactical, market, and legal risks and is managed at two different levels: the enterprise risk committee of our board of directors and our internal enterprise risk management committee. The focus of the enterprise risk committee of our board of directors is on oversight of top tier risk, emerging risks, and risk optimization. The internal enterprise risk committee is comprised of our executive team, which is focused on conducting a review of all risks attendant to the Company approximately once a year; rating triaged risks for severity, frequency, and control; completing risk control reports for stress testing, risk tolerance, and mitigation plans; measuring and monitoring risk on an ongoing basis; and tying enterprise risk management to individual performance evaluations and compensation.

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

Although we do not have any current plans or intent to expand or grow our business by acquisition, we will consider the opportunities that are presented to us.

Reaction to Market Cycles

Many insurance companies sporadically target businesses within our niche; however, a relatively small number make a long-term commitment to the niche through changing insurance market cycles. When the insurance market is "hard" and premium growth is achievable in less specialized segments, many carriers exit this niche. Large and diversified insurance carriers have the ability to shift their focus and resources to less challenging areas. When market conditions "soften," those same carriers often aggressively move back into our niche for premium growth. Because we specialize in this niche, we do not shift resources to other market segments. Therefore, the Company generally maintains pricing stability throughout market cycles by relying on our strong loss control, underwriting and claims expertise, and our customer service commitment. We react to market cycles by adjusting our appetite for risks based on pricing and cycle conditions, but we maintain a consistent commitment to the food and beverage industry. Due to the relatively small number of insurance companies that make a long-term commitment to this niche, the insurance market does not fluctuate to the same extent as the insurance market for the general commercial market.

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

Reliance on Independent Agents.

Our product is distributed through a contracted network of primarily independent insurance agents. Agents are typically contracted with a number of insurance carriers. The producers within an agency will determine which product is most appropriate to recommend to their client or prospective client. The agency will select a product based on a variety of factors such as: premium; coverage; service including billing and claims; agency compensation; and agency/company relationship. Establishing and maintaining long-term financially successful agency relationships is very important to the long-term success of a company. As discussed previously, we acquired Guild Insurance, Inc. in the fourth quarter of 2023. We do not anticipate this will have a material impact on our agency relationships.

Maintaining Our Financial Strength Ratings.

In June 2021, A.M. Best upgraded ICC’s financial strength rating to "A-" from "B++" stable outlook. This rating was reaffirmed as of August 10, 2023. A key to achieving our goal of significant growth in our premiums written is maintaining an A.M. Best rating of "A-" or better. Increasing our capitalization and maintaining strong operating performance are significant rating components reviewed by A.M. Best. This is combined with a review of various other rating requirements. If we are not able to increase our rating or if A.M. Best downgrades our rating, it is likely that we will not be able to compete as effectively and our ability to sell insurance policies could decline. As a result, our financial results would be adversely affected. A.M. Best reviews our rating approximately once per year.

Attracting, Developing and Retaining Experienced Personnel.

To sustain our growth as a property and casualty insurance company operating in a specialty niche market, we must continue to attract, develop, and retain management, marketing, distribution, underwriting, customer service, and claims personnel with expertise in the products we offer. The loss of key personnel, or our inability to recruit, develop, and retain additional qualified personnel, could materially and adversely affect our business, growth, and profitability.

Competitive Strengths

Our opportunity for growth is driven by our competitive strengths, which include the following:

Use of Data and Metrics to Improve our Underwriting Results.

Our analysis of data available through both governmental and other industry resources, combined with our internal data, drives our underwriting and pricing decisions. We have developed a multi-variant risk grading system and pricing algorithms that combine both objective and subjective inputs that drive both whether to provide coverage and pricing. This information helps us avoid providing coverage to higher risk insureds while improving our overall risk profile. Most risks we insure are inspected within the first 60 days of policy binding, which permits us to cancel the policy if we determine that the insured is not an acceptable risk or pricing is inadequate. Each inspection consists of an extensive risk profile questionnaire as well as 25 to 100 pictures of the insured’s place of business. We believe this approach reduces claims frequency.

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

We have been writing insurance for the food and beverage industry in Illinois since 1950. Approximately 23.1% of current direct premium was generated in Illinois for the year ended December 31, 2023.

Great care is taken in building the ICC brand in all states of operation and the Company holds a significant market share in nearly all states serviced. ICC acknowledges that each state, each agency, and each customer is unique. A commitment to the quality of products and services is universally important and recognized.

Scalable operations positioned for growth.

We are focused on automation and operating efficiencies across our core functional areas. We have consistently increased premium per full time equivalent employee for five consecutive years with the exception of 2020 during which we experienced a decrease in written premium per full time equivalent employee due to the disproportionate negative impact COVID-19 had on the Company’s market niche. We believe we are well positioned in both terms of personnel and systems to increase written premiums and to expand into new geographic markets with better than industry level profitability using the efficient operating infrastructure we have developed.

Experienced management team.

We are managed by an experienced group of executives led by Arron K. Sutherland, our President and Chief Executive Officer. Mr. Sutherland has served in his current position since June 2010, joined ICC in 2006 and has worked in the insurance industry for over 26 years. Michael R. Smith, our Vice President – Chief Financial Officer, has served with ICC since 2011. Mr. Smith has more than 26 years of experience in the insurance industry. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has 31 years of insurance experience and 27 years of property and casualty underwriting experience. Norman D. Schmeichel, our Vice President – Chief Information Officer, has served with ICC since 2002. Mr. Schmeichel has more than 26 years of experience in information technologies and 19 years of experience in the insurance industry. Additionally, Julia B. Suiter, our Vice President – Chief Legal Officer, has served with ICC since 2009 and has over 26 years of experience in insurance defense and contract law. Kathleen S. Springer, our Vice President – Chief Human Resources Officer, has served with ICC since 2008 and has over 26 years of experience in benefits, compensation, and talent acquisition and more than 12 years of experience in the insurance industry. As a group, our executive officers have on average more than 24 years’ experience in the property and casualty insurance industry.

Products

ICC has specialized in the food and beverage industry since 1950. Our product language is based on Insurance Services Offices (ISO) forms, which is an industry standard, but tailored to the specific needs of our clients. We began by writing liquor liability or dram shop insurance and that remains a prominent line of business today. Commercial property and liability are written in a single policy as a business owners policy (BOP). ICC also writes workers’ compensation and commercial umbrella policies which are written as complementary lines to the BOP and liquor liability and are not offered on a stand-alone basis. As of December 31, 2023, ICC had 5,904 BOP policies, 7,095 liquor liability policies, 1,710 workers’ compensation policies, and 1,512 commercial umbrella policies. 89.7% of BOP policies and 96.5% of liquor liability policies are for either restaurants or taverns. While we do not currently write commercial auto insurance, we do insure risks associated with the delivery of food or beverage.

Lloyd's Syndicates

On December 12, 2023, the Company became a member of Lloyd's through ICC Re Limited. As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's (FAL), to support underwriting of property and casualty and reinsurance business.

Marketing and Distribution

Our commercial insurance product is sold by over 184 independent insurance agents, also referred to as producers. These agencies access multiple insurance companies and are typically established businesses in the communities in which they operate. We view these agents as our primary customers because they are in a position to recommend either our insurance products or those of a competitor to their customers. We consider our relationships with these agencies to be a core strength of the Company. As discussed previously, we acquired Guild Insurance, Inc. in the fourth quarter of 2023. We do not anticipate this will have a material impact on our agency relationships.

~ 7 ~

We manage our producers through quarterly business reviews utilizing various internally generated reports. Our quantitative agency review (QAR) measures each agency on a variety of weighted metrics and ranks them from high to low. The measurement is updated on a weekly basis and is available for all company employees’ review.

For the year ended December 31, 2023, three of our producers were responsible for more than 5% of our direct premiums written and our top 10 producers accounted for approximately 42.0% of direct premiums written.

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

Agents are compensated through a fixed base commission with an opportunity for profit sharing depending on the producer’s premiums written and profitability. Agents receive commission as a percentage of premiums (generally 15% for most lines, except workers' compensation policies which are generally at 7.5%) as their primary compensation from us. We offer a contingent compensation plan as an incentive for producers to place high-quality business with us and to support our loss control efforts. We believe that the contingent compensation paid to our producers is comparable with those offered by other insurance companies and is designed to reward agents for growth and profitability.

Our marketing efforts are also supported by our claims, litigation, billing, underwriting, and loss control departments. As industry specialists, we can offer expertise in all interactions with agents and/or policyholders. For example, our claims philosophy is to provide prompt and efficient service and claims processing, resulting in a positive experience for both the agents and policyholders. We take an aggressive, defense-oriented position on third party liability claims, which is recognized and appreciated by our policyholders. We believe that these positive experiences result in higher policyholder retention and create new business opportunities for our agents. While we rely on our agents for front line distribution and customer support, underwriting, billing, loss control, and claim handling responsibilities are retained by us. Many of our agents have had direct relationships with us for a number of years.

Underwriting, Risk Assessment and Pricing

Our underwriting philosophy is aimed at consistently generating profits through sound risk selection, stringent loss control, and pricing discipline. One key element in sound risk selection is our use of risk characteristic metrics. Through our practice of focused underwriting, we have identified predictive metrics of data that many other insurance companies do not recognize or measure. Use of these metrics allows us to more effectively price risks, thereby improving our profitability and allowing us to compete favorably with other insurance carriers. We are also very active in leveraging our onsite loss control inspections. An example would be the monitoring of kitchen fire suppression systems servicing to reduce kitchen fire losses.

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

Our underwriting department works in teams with each agent assigned to one of two teams. We underwrite our accounts by evaluating each risk with consistently applied standards. Each policy undergoes a thorough evaluation process prior to every renewal.

~ 8 ~

Our underwriting staff of 26 employees has an average of 11 years of insurance industry experience. Howard J. Beck, our Vice President – Chief Underwriting Officer, has been with ICC since 2004 and has over 31 years of insurance experience with 27 years of property and casualty underwriting experience. .

We strive to be disciplined in our pricing by pursuing targeted rate changes to continually improve our underwriting profitability while still being able to attract and retain profitable customers. Our pricing reviews involve evaluating our claims experience, loss trends, data acquired from inspections, applications, and other data sources to identify characteristics that drive the frequency and severity of our claims. These results drive changes to rates and rating metrics as well as understanding what portions of our business are most profitable.

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

Vice President – Chief Legal Officer, Julia Suiter, provides oversight of our claims and legal departments. She has over 26 years of experience in insurance defense litigation and contract law. Ms. Suiter, supervises a legal department staff that includes a Litigation Manager, Litigation Counsel, a Paralegal, a Claims Manager, and a claims staff of 19 employees with considerable years of experience in processing property and casualty insurance claims.

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

Since the system integrates all aspects of the policy life cycle, from underwriting to billing to claims, we can better automate all internal workflows through electronic routing thus lowering costs and providing better service to our customers. This system allows us to leverage loss control data for predictive analytics in both the claims and underwriting areas. For example, in the underwriting area, we can create pricing models taking into account the unique characteristics of our customers, such as neighborhoods, entertainment on site, and average alcoholic beverage pricing.

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

We determine the amount and scope of reinsurance coverage to purchase each year based on a number of factors. These factors include the evaluation of the risks accepted, consultations with reinsurance intermediates and a review of market conditions, including the availability and pricing of reinsurance. A primary factor in the selection of reinsurers from whom we purchase reinsurance is their financial strength. Our reinsurance arrangements are generally renegotiated annually. For the year ended December 31, 2023, we ceded to reinsurers $10.5 million of written premiums, compared to $9.5 million of written premiums for the year ended December 31, 2022. We expect 2024’s reinsurance spend to increase slightly over 2023.

The chart below illustrates the 2024 reinsurance coverage under our excess of loss treaty for individual liability and property risks (with the defined terms following the chart):

Notes:
All Programs Incept 1/1/2024
LAE is included in net loss
* WC coverage for single claimant events exhausts at $11m. Coverage xs $11m is for losses from multi-claimant
** Excludes any coverage related to HNOA delivery losses

$40.5M
$25.5M
$11M
$15M xs $25.5M All Perils Including NBCR Terror MAOL: $5M
$14.5M xs $11M 1@100%, Nil for Terrorism MAOL: $11M
Coverage applies only for multi-clamant losses
See Casualty XOL Tower for WC Coverage <$11M
$1M Retention
WC XOL Tower*
$11M
$6M
$1M
$5M xs $6M Clash (Includes Per Person/Occ WC) 1@100%
$5M xs $1M 3 Free (Includes Per Person/Occ WC) Basket coverage: $1M xs $1M
$1M Retention
Casualty XOL
$2M
$750k
$1.25M xs $750k 1@75%, 1@100% 25% GC
$1.25M xs $750k 1@75%, 1@100% 75% Gen Re
$750k Retention
Hired and Non-Owned Auto XOL
$12M
$5M
$2M
$7M xs $5M Fac w/o NBCR
$3M xs $2M 1 Free, 1@50% w/o NBCR
$1M xs $1M 6 Free; w/o NBCR
$1M Retention
Property Per Risk XOL Tower ***
$15M
$5M
$1.5M
$10M xs $5M 1@100% w/o NBCR
90% of $3.5M xs $1.5M 1@100% w/o NBCR
10% co-part
$1.5M Retention
Property Cat Occurrence

~ 10 ~

Term	Meaning
1 @ x%	"1" refers to the number of times that we reinstate the coverage. The number prior to the "%" sign indicates the overall cost to us when reinstating coverage.
AAD	This is short for Aggregate Annual Deductible. Aggregate annual deductible is the maximum amount ICC needs to pay within a policy period before the reinsurer pays for covered losses.
Basket Coverage

Excess liability reinsurance that attaches once retained losses in combined property and casualty occurrences (i.e., those that involve BOP property and BOP liability, or Liquor Liability or Workers’ Compensation or Hired and Non-owned Auto) exceed $1 million. If ICC has an occurrence where the combined property and casualty retention is greater than $1.0 million, then the company would recover up to $1.0 million of loss in excess of that $1.0 million retention. The basket coverage limits the Company’s retention in any one combined occurrence to $1 million and not the combined separate retentions provided for in the casualty reinsurance ($1.0 million), Workers’ Compensation reinsurance ($1.0 million), Hired and Non-owned Auto reinsurance ($750,000) and Property reinsurance ($1.0 million).

Casualty	For this chart, this refers to our Liquor Liability, BOP Liability, Workers’ Compensation, and any Umbrella policies.
Catastrophe	Reflects the sum of all individual losses directly resulting from any one occurrence, disaster, accident or loss or a series of occurrences, disasters, accidents, or losses arising out of one event.
Free	Indicates that there is no additional reinsurance premium payment associated with reinstating the reinsurance coverage.
MAOL	This reinsurance sublimit puts a cap on the maximum loss any one life/claimant can contribute to the reinsurance recoverable.
Per Risk	Reinsurance in which the reinsurance limit and our loss retention apply "per risk," rather than per accident, per event, or in the aggregate.
Retention	The amount of loss and settlement expense retained by us either per occurrence on casualty losses or per risk on property claims.
WC	This is short for Workers’ Compensation.
XOL	This is short for Excess of Loss reinsurance coverage.
XS

This is short for Excess. For example, our Property per Risk tower has three separate contracts providing coverage. The top layer in that tower provides $7.0 million coverage for each risk for losses in excess of $5.0 million.

We retain the first $1.0 million of workers’ compensation losses. Losses in excess of the $1.0 million are covered under our casualty excess of loss program within the Casualty XOL Tower up to $11.0 million. Above $11.0 million, losses are covered under a workers’ compensation cover within the WC XOL Tower that provides $14.5 million in excess of $11.0 million. We have an additional cover that provides $15.0 million of coverage in excess of $25.5 million.

Casualty risks (Casualty XOL Tower) (business owners liability other than hired and non-owned auto, liquor liability, and umbrella) are covered for $10.0 million in loss above a $1.0 million retention for each loss occurrence. Hired and non-owned losses have a $750,000 retention instead of the standard $1.0 million retention on casualty. The Company only offers limits up to $2.0M and accordingly buys reinsurance up to the $2.0M limit.

Property per risk excess of loss program (Property Per Risk XOL Tower) provides coverage above our $1.0 million retention up to $12.0 million on a treaty basis and facultative for a few risks above that to their full limits.

Property catastrophe reinsurance (Section A Property Cat Occurrence) provides coverage in any one event for $13.5 million of loss in excess of our $1.5 million retention.

~ 11 ~

The insolvency or inability of any reinsurer to meet its obligations to us could have a material adverse effect on our results of operations or financial condition. Our reinsurance providers, the majority of whom are longstanding partners who understand our business, are all carefully selected with the help of our reinsurance broker. We monitor the solvency of reinsurers through regular review of their financial statements and, if available, their A.M. Best ratings. All of our reinsurance partners have at least an "A-" rating from A.M. Best. According to A.M. Best, companies with a rating of "A-" or better "have an excellent ability to meet their ongoing obligations to policyholders."

The following table sets forth the largest amounts of loss and loss expenses unpaid and recoverable from reinsurers as of December 31, 2023:

	Losses and Settlement
	Expense Recoverable
	On Unpaid Claims (In thousands)	Percentage of Total	A.M. Best
Reinsurance Company	(In thousands)	Recoverable	Rating
General Reinsurance Corporation	$9,602	75.5%	A++
Renaissance Reinsurance U.S. Incorporated	632	5.0%	A+
Partner Reinsurance Co. of the U.S.	446	3.5%	A+
Hannover Rueck SE	399	3.1%	A+
Aspen Insurance UK Ltd.	336	2.6%	A
Swiss Reinsurance	288	2.3%	A+
Axis Reinsurance Company	210	1.6%	A
Everest Reinsurance Company	179	1.4%	A+
Toa Reinsurance Company	119	0.9%	A+
Nationwide Mutual Insurance Company	114	0.9%	A
Lloyd's Syndicate Number 2791	67	0.5%	A
All other reinsurers including anticipated subrogation	345	2.7%	A- or better
Total	$12,737	100.0%

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

When a claim is reported to us, our claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of our claims staff. In estimating the appropriate reserve, our claims staff considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted by our claims staff as more information becomes available. It is our policy to resolve each claim as expeditiously as possible.

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

~ 12 ~

The following table provides information about open claims, reserves, and paid loss and settlement expense on a direct basis only:

	As of and for the period ended December 31, 2023
(In millions, except open claims count)	Open Claims	Total Reserves[1]	Case Reserves	IBNR Reserves	Paid Losses and Settlement Expense
Commercial Multi-Peril (non-liability portion)	495	$4.34	$4.18	$0.16	$18.84
Commercial Multi-Peril (liability portion)	390	34.67	12.81	21.86	11.25
Workers' Compensation	173	5.35	2.90	2.45	2.59
Other Liability - occurrence	220	27.26	12.00	15.26	10.15
Total	1,278	$71.62	$31.89	$39.73	$42.83

[1]

Assumed reserves of $0.30 million are excluded from the Total Gross Reserves. Workers Compensation ($0.29 million assumed reserve) and Umbrella Liability ($0.01 million assumed reserve) are the only lines of business that have assumed reserves.

The following table provides a reconciliation of beginning and ending unpaid losses and settlement expense reserve balances for the years ended December 31, 2023, and 2022, prepared in accordance with GAAP.

	For the Twelve-Months Ended
	December 31,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	45,381	39,434
Prior years	2,549	5,099
Total incurred	47,930	44,533
Deduct: Loss and settlement expense payments for claims incurred:
Current year	16,459	16,512
Prior years	26,374	21,331
Total paid	42,833	37,843
Net unpaid losses and settlement expense - end of the period	59,101	54,004
Plus: Reinsurance recoverable on unpaid losses net of CECL[1]	12,737	13,610
Plus: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Gross unpaid losses and settlement expense - end of the period	$71,920	$67,614

1 See page 71 for an explanation of CECL.

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

Reconciliation of Reserve for Loss and Settlement Expenses

The following table shows the development of our reserves for unpaid loss and settlement expense from 2014 through 2023 on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The redundancy (deficiency) exists when the re-estimated liability for each reporting period is less (greater) than the prior liability estimate. The "cumulative redundancy (deficiency)" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

Gross deficiencies and redundancies may be significantly more or less than net deficiencies and redundancies due to the nature and extent of applicable reinsurance.

~ 13 ~

As noted in the table below, since 2014 the Company has principally selected initial ultimate loss picks that have proven to be deficient over time.

(In thousands)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Liability for unpaid loss and settlement expense, net of reinsurance recoverable	$38,795	$41,898	$40,702	$41,048	$44,714	$45,806	$48,557	$47,314	$54,004	$59,101
Cumulative amount of liability paid through:
One year later	14,088	17,686	16,841	17,122	17,311	16,737	21,069	21,316	26,374
Two years later	26,877	29,066	26,640	28,219	27,719	31,494	34,589	38,432	—
Three years later	34,742	35,548	34,275	34,955	37,103	40,816	43,726	—	—
Four years later	37,926	39,047	37,901	41,195	43,729	45,310	—	—	—
Five years later	39,452	40,592	41,480	45,498	46,663	—	—	—	—
Six years later	40,224	41,701	43,326	47,358	—	—	—	—	—
Seven years later	40,676	42,658	44,931	—	—	—	—	—	—
Eight years later	41,090	43,405	—	—	—	—	—	—	—
Nine years later	41,138	—	—	—	—	—	—	—	—

Liability estimated after:
One year later	38,237	40,417	39,667	42,525	44,839	46,993	49,155	52,398	56,553
Two years later	39,598	42,176	41,573	44,176	45,631	49,785	51,421	56,343	—
Three years later	41,569	42,294	43,011	45,156	47,830	50,757	52,883	—	—
Four years later	41,348	43,108	43,772	47,448	48,911	50,923	—	—	—
Five years later	41,519	43,155	45,177	48,831	49,091	—	—	—	—
Six years later	41,355	43,770	45,609	49,100	—	—	—	—	—
Seven years later	41,504	43,947	46,202	—	—	—	—	—	—
Eight years later	41,645	44,337	—	—	—	—	—	—	—
Nine years later	41,743	—	—	—	—	—	—	—	—
	—
	—
Cumulative total redundancy (deficiency):
Gross liability - end of year	64,618	61,054	52,817	51,071	51,445	56,838	61,578	61,836	67,614	71,920
Reinsurance recoverable	25,823	19,156	12,115	10,022	6,731	11,032	13,021	14,522	13,610	12,737
Net liability - end of year	38,795	41,898	40,702	41,049	44,714	45,806	48,557	47,314	54,004	59,183

Gross re-estimated liability - latest	68,202	61,971	57,208	57,661	57,189	59,565	77,003	66,180	66,245
Re-estimated reinsurance recoverables - latest	26,459	17,634	11,006	8,561	8,098	8,642	24,120	9,837	9,692
Net re-estimated liability - latest	41,743	44,337	46,202	49,100	49,091	50,923	52,883	56,343	56,553

Gross cumulative redundancy (deficiency)	(3,584)	(917)	(4,391)	(6,590)	(5,744)	(2,727)	(15,425)	(4,344)	1,369
Net cumulative redundancy (deficiency)	(2,948)	(2,439)	(5,500)	(8,051)	(4,377)	(5,117)	(4,326)	(9,029)	(2,549)

~ 14 ~

Investments

Our investments in debt are classified as available for sale (AFS) and are carried at fair value with unrealized gains and losses reflected as a component of comprehensive earnings and equity net of deferred taxes. Our investments in equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings. The goal of our investment activities is to complement and support our overall mission. As such, the investment portfolio’s goal is to maximize after-tax investment income and price appreciation while maintaining the portfolio’s target risk profile. Our returns on these investments are subject to changes in interest rates, credit markets, equity prices, and numerous other factors beyond our control and can affect the value of our investments.

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

In addition to any investments prohibited by the insurance laws and regulations of Illinois and any other applicable states, our investment policy prohibits the following investments and investing activities:

•	short sales;
•	purchase of securities on margin;
•	hedge funds;
•	derivatives;
•	investment in commodities;
•	mortgage derivatives such as inverse floaters, interest only strips, and principal only strips;
•	options, puts, and futures contracts; and
•	non-U.S. dollar denominated securities.

Our board of directors developed our investment policy and reviews the policy periodically. Exceptions to prohibitions discussed above are allowed only with express authorization by the board of directors' investment committee, but under no circumstance can such exception exceed 5% of our invested assets.

Our investment portfolio is managed by two independent third party firms. The board of directors' investment committee reviews the performance of each firm periodically.

The following table sets forth information concerning our investments in available for sale (AFS) securities, as of December 31:

	2023
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,352	$1,290
MBS/ABS/CMBS	49,400	47,020
Corporate	45,765	42,982
Municipal	22,633	19,493
Redeemable preferred stock	186	171
Total AFS securities	$119,336	$110,956

	2022
(In thousands)	Amortized Cost	Estimated Fair Value
Fixed maturity securities
U.S. Treasury	$1,353	$1,253
MBS/ABS/CMBS	41,859	38,803
Corporate	39,716	35,602
Municipal	21,437	17,542
Redeemable preferred stock	216	189
Total AFS securities	$104,581	$93,389

~ 15 ~

The following table summarizes the distribution of our portfolio of fixed maturity investments as a percentage of total estimated fair value based on credit ratings assigned by Standard & Poor’s Corporation (S&P), as of December 31:

	2023		2022
Rating[1]	Estimated Fair Value (In thousands)	Percent of Total[2]	Estimated Fair Value (In thousands)	Percent of Total[2]
AAA	$20,749	18.7%	$19,985	21.4%
AA	43,051	38.8%	33,620	36.0%
A	30,624	27.6%	23,160	24.8%
BBB	14,424	13.0%	13,355	14.3%
BB	2,108	1.9%	3,269	3.5%
Total	$110,956	100.0%	$93,389	100.0%

1 The ratings set forth in this table are based on the ratings assigned by S&P. If S&P’s ratings were unavailable, the equivalent ratings supplied by Moody’s Investor Service, Fitch Investors Service, Inc. or the NAIC were used where available.

2 Represents percent of fair value for classification as a percent of the total portfolio.

The table below sets forth the maturity profile of our debt securities, as of December 31, 2023. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Fair Value[1]
Less than one year	$4,747	$4,693
One through five years	14,751	14,212
Five through ten years	23,880	22,518
Greater than ten years	26,372	22,342
MBS/ABS	49,400	47,020
Redeemable preferred stock	186	171
Total debt securities	$119,336	$110,956

1 Debt securities are carried at fair value in our financial statements.

On December 31, 2023, the average maturity of our fixed maturity investment portfolio was 8.4 years, and the average duration was 5.6 years. As a result, the fair value of our investments may fluctuate significantly in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

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

Our average cash and invested assets, net investment income, and return on average cash and invested assets for the years ended December 31, 2023, and 2022 were as follows:

(In thousands)	2023	2022
Average cash and invested assets	$136,398	$137,949
Net investment income	5,179	4,034
Return on average cash and invested assets	3.8%	2.9%

~ 16 ~

A.M. Best Rating

A.M. Best Company, Inc. ("A.M. Best") rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns an "A-" (Excellent) rating to ICC. This rating is the fourth highest out of 15 rating classifications. We expect that the next rating evaluation by A.M. Best will occur on May 9, 2024; therefore, the report from this evaluation has not yet been released. According to the A.M. Best guidelines, companies rated "A-" are considered by A.M. Best to have "an excellent ability to meet their ongoing insurance obligations." The rating evaluates the claims paying ability of a company and is not a recommendation on the merits of an investment in our common stock.

In evaluating a company’s financial and operating performance, A.M. Best reviews:

•	the company’s profitability, leverage, and liquidity;
•	its book of business;
•	the adequacy and soundness of its reinsurance;
•	the quality and estimated fair value of its assets;
•	the adequacy of its reserves and surplus;
•	its capital structure;
•	the experience and competence of its management; and
•	its marketing presence.

In its ratings report on ICC, A.M. Best stated that ICC’s rating reflected ICC’s balance sheet strength, which A.M. Best categorizes as very strong, as well as its adequate operating performance, limited business profile, and appropriate enterprise risk management. A.M. Best also stated that ICC’s balance sheet reflects the company’s strongest level of risk-adjusted capitalization, as measured by Best’s Capital Adequacy Ratio (BCAR) and its favorable underwriting leverage measures compared with the commercial casualty composite averages. A.M. Best has assigned the Parent Company’s outlook to the Issuer Credit Rating as stable.

Competition

Our competition varies geographically based upon the states in which we operate and by the segment of the food and beverage industry (e.g., bars versus fine dining). When evaluating the franchise and fine dining segment of the food and beverage industry, we compete with national insurance carriers, such as Allied Insurance Company, Travelers Insurance Company, and The Hartford Insurance Company. For risks with greater alcohol and entertainment exposures, competition for liquor liability comes from primarily excess and surplus lines companies such as USLI and Conifer. In some states (Illinois, Indiana, Iowa, Minnesota, and Wisconsin) competition is primarily from Midwest based regional carriers, such as Society Mutual Insurance Company, Midwest Family Mutual Insurance Company, SPRISKA, and West Bend Mutual Insurance Company, with products targeting the food and beverage industry. Because of the challenging judicial climate in Missouri, we do not face much competition from the larger regional or national insurance companies. Most competitors are excess and surplus lines companies (E&S) especially for risks with higher alcohol sales or entertainment. In our eastern-most states of Michigan, Ohio, and Pennsylvania, the primary competitors are well established national carriers with a strong presence in those states such as Auto Owners, Erie, and Cincinnati. In our most western states of Arizona and Colorado, we initially found market opportunities due to a lack of strong regional competition although the landscape has changed in both states. Society Mutual and SPRISKA are now in Colorado and Badger Mutual and SPRISKA are aggressive in Arizona. We entered Utah at a time when we are seeing other competitors reduce their appetite in that state and our main competitor is Everspan Indemnity Insurance Company.

~ 17 ~

Despite significant competition, we believe we will continue to maintain strong market share.

	Number of Eating and Drinking Places in 2022[1]	Number of Locations Insured by ICC on December 31, 2023	Approximate Market Share (%)
Arizona	11,633	628	5.4%
Colorado	12,884	1,384	10.7%
Illinois	26,193	3,566	13.6%
Indiana	12,929	853	6.6%
Iowa	6,474	2,487	38.4%
Kansas	5,441	158	2.9%
Kentucky	8,201	—	0.0%
Michigan	18,300	690	3.8%
Minnesota	10,944	1,472	13.5%
Missouri	11,971	1,462	12.2%
Nebraska	4,412	—	0.0%
North Dakota	1,799	—	0.0%
Ohio	23,912	1,099	4.6%
Pennsylvania	26,637	524	2.0%
South Dakota	1,957	—	0.0%
Tennessee	13,372	—	0.0%
Utah	5,862	77	1.3%
Wisconsin	12,412	365	2.9%
Total	215,333	14,765

1 National Restaurant Association

Human Capital Resources

We recognize that our employees are our most valuable asset. We are committed to building an inclusive and diverse workforce and promoting a culture of respect where individual viewpoints are heard. The Company’s Chief Human Resources Officer (CHRO), with oversight by the executive team, leads our talent management initiatives. The CHRO’s key responsibilities include developing programs that advocate diversity, equity, and inclusion within the Company’s recruiting, selection, training, and development practices.

The Company’s Total Rewards program is a competitive compensation package that supports the Company’s commitment to attracting and retaining a talented workforce. In addition to base salaries or hourly wages, Total Rewards includes an annual profit-sharing incentive for all employees, an executive long-term incentive plan, and retirement, health, disability, and life insurance benefits. Local, regional, and national compensation surveys are used by the Human Resources Department to ensure a competitive compensation package exists for the Company’s positions.

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

As of December 31, 2023, we had 105.5 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement, and we believe that our employee relations are good.

Regulation

General

We are subject to extensive regulation, particularly at the state level. The method, extent, and substance of such regulation varies by state, but generally has its source in statutes and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to state insurance regulatory agencies. In general, such regulation is intended for the protection of those who purchase or use insurance products, not the companies that write the policies. These laws and regulations have a significant impact on our business and relate to a wide variety of matters including accounting methods, agent and company licensure, claims procedures, corporate governance, examinations, investing practices, policy forms, pricing, trade practices, reserve adequacy, and underwriting standards.

~ 18 ~

State insurance laws and regulations require ICC to file financial statements with state insurance departments everywhere it does business, and the operations of ICC and its accounts are subject to examination by those departments at any time. ICC prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In most states in which our subsidiary writes insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation. States require rates for property-casualty insurance that are adequate, not excessive, and not unfairly discriminatory.

Many jurisdictions have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or non-renew policies. Laws and regulations that limit cancellation and non-renewal may restrict our ability to exit unprofitable marketplaces in a timely manner.

Examinations

Examinations are conducted by the Illinois Department of Insurance every three to five years. The Illinois Department of Insurance last completed its examination of ICC in May 2023 covering the period from 2017-2021. The report from this exam became available to other states or the public on June 6, 2023. The 2021 examination did not result in any adjustments to our financial position. In addition, there were no substantive qualitative matters indicated in the examination report that had a material adverse impact on our operations.

NAIC Risk-Based Capital Requirements

In addition to state-imposed insurance laws and regulations, the NAIC has adopted risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. Under the formula, a company first determines its "authorized control level" risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations, (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business risks and such other relevant risks as are set forth in the risk-based capital instructions. A company’s "total adjusted capital" is the sum of statutory capital and surplus and such other items as the risk-based capital instructions may provide. The formula is designed to allow state insurance regulators to identify weakly capitalized companies.

The requirements provide for four different levels of regulatory attention. The "company action level" is triggered if a company’s total adjusted capital is less than 2.0 times its authorized control level but greater than or equal to 1.5 times its authorized control level. At the company action level, the company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve the capital position. The "regulatory action level" is triggered if a company’s total adjusted capital is less than 1.5 times but greater than or equal to 1.0 times its authorized control level. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "authorized control level" is triggered if a company’s total adjusted capital is less than 1.0 times but greater than or equal to 0.7 times its authorized control level; at this level, the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "mandatory control level" is triggered if a company’s total adjusted capital is less than 0.7 times its authorized control level; at this level, the regulatory authority is mandated to place the company under its control. The capital levels of ICC have never triggered any of these regulatory capital levels. We cannot provide assurance, however, that the capital requirements applicable to ICC will not increase in the future.

NAIC Ratios

The NAIC also has developed a set of 13 financial ratios referred to as the Insurance Regulatory Information System (IRIS). On the basis of statutory financial statements filed with state insurance regulators, the NAIC annually calculates these IRIS ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range for each of the IRIS financial ratios. If four or more of its IRIS ratios fall outside the range deemed acceptable by the NAIC, an insurance company may receive inquiries from individual state insurance departments. During the years ended December 31, 2023, and 2022, ICC did not receive inquiries from regulators on results for any of the IRIS tests.

~ 19 ~

Enterprise Risk Assessment

In 2012, the NAIC adopted the NAIC Amendments. The NAIC Amendments, when adopted by the various states, are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of its divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. In addition, in 2012 the NAIC adopted the Own Risk Solvency Assessment (ORSA) Model Act. The ORSA Model Act, when adopted by the various states, requires an insurance holding company system’s chief risk officer to submit at least annually to its lead state insurance regulator a confidential internal assessment appropriate to the nature, scale, and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. Although ICC is exempt from ORSA because of its size, we have incorporated elements of ORSA, that we believe constitute "best practices," into our annual internal enterprise risk assessment.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices, and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

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

State insurance laws and regulations require us to participate in mandatory property-liability "shared market," "pooling" or similar arrangements that provide certain types of insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans and fair access to insurance requirement or "FAIR" plans. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amount of our direct writings for the type of coverage written by the specific arrangement in the applicable state. We cannot predict the financial impact of our participation in these arrangements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Guaranty Fund Laws

All states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. For the years ended December 31, 2023, and 2022, we incurred $14,000 and $0, respectively, in assessments pursuant to state insurance guaranty association laws. We establish reserves relating to insurance companies that are subject to insolvency proceedings when we are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments on ICC under these laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

~ 20 ~

Federal Regulation

The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear, and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies. The Dodd-Frank Act established the Federal Insurance Office which is authorized to study, monitor, and report to Congress on the insurance industry, and to recommend that the Financial Stability Oversight Council designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer’s material financial distress or failure. In December 2013, the Federal Insurance Office issued a report on alternatives to modernize and improve the system of insurance regulation in the United States, including increasing national uniformity through either a federal charter or effective action by the states. Changes to federal legislation and administrative policies in several areas, including changes in federal taxation, can also significantly impact the insurance industry and us.

Sarbanes-Oxley Act of 2002

Enacted in 2002, the stated goals of the Sarbanes-Oxley Act of 2002, or SOX, are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We became subject to most of the provisions of SOX immediately after completion of the mutual-to-stock conversion.

The SOX includes very specific disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related regulations.

Terrorism Risk Insurance Act of 2002

In January 2015 and December 2019, Congress passed the Terrorism Risk Insurance Program Reauthorization Act of 2015 and 2019, respectively, which amended and extended the Terrorism Insurance Program through December 31, 2027. Under this law, coverage provided by an insurer for losses caused by certified acts of terrorism is partially reimbursed by the United States under a formula under which the government pays 80% of covered terrorism losses exceeding a prescribed deductible. The act limits an insurer’s exposure to certified terrorist acts (as defined by the Act) to the prescribed deductible amount. The insurance industry’s aggregate deductible is $48.5 billion in 2024. Each insurer’s deductible is capped at 20% of the insurer’s direct earned premium for commercial property and casualty policies. Coverage under the act must be offered to all property, casualty, and surety insureds.

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

OFAC

The Treasury Department’s Office of Foreign Asset Control (OFAC) maintains a list of "Specifically Designated Nationals and Blocked Persons" (the SDN List). The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations, or drug traffickers. OFAC’s regulations prohibit insurers, among others, from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person, and file a report with OFAC.

~ 21 ~

Dividends

Illinois law sets the maximum amount of dividends that may be paid by ICC during any twelve-month period after notice to, but without prior approval of, the Illinois Department of Insurance. This amount cannot exceed the greater of 10% of the insurance company’s surplus as regards policyholders as reported on the most recent annual statement filed with the Illinois Department of Insurance, or the insurance company’s statutory net income for the period covered by the annual statement as reported on such statement. As of December 31, 2023, the amount available for payment of dividends by ICC in 2024 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million. "Extraordinary dividends" in excess of the foregoing limitations may only be paid with prior notice to, and approval of, the Illinois Department of Insurance. See Item 7. Management Discussion and Analysis – Liquidity and Capital Resources.

Holding Company Laws

Most states have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish certain information. This includes information concerning the operations of companies within the holding company group that may materially affect the operations, management, or financial condition of the insurers within the group. Pursuant to these laws, the Illinois Department of Insurance requires disclosure of material transactions involving ICC and its affiliates and requires prior notice and/or approval of certain transactions, such as "extraordinary dividends" distributed by ICC. Under these laws, the Illinois Department of Insurance also has the right to examine us at any time.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are reviewed approximately once a year, represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Therefore, our A.M. Best rating should not be relied upon as a basis for an investment decision to purchase our common stock.

ICC holds a financial strength rating of "A-" (Excellent) by A.M. Best, the fourth highest rating out of 15 rating classifications. We expect that our upcoming evaluation by A.M. Best will occur on May 9, 2024, with the ratings from this evaluation being released thereafter. Our most recent prior evaluation occurred on May 4, 2023 and was made public on August 10, 2023. Financial strength ratings are used by producers and customers as a means of assessing the financial strength and quality of insurers. Issuer credit ratings are an opinion by A.M. Best of an entity’s ability to meet its ongoing financial obligations. If our financial position deteriorates, we may not maintain our favorable financial strength and issuer credit ratings from A.M. Best. A downgrade of our rating could severely limit or prevent us from writing desirable business or from renewing our existing business. In addition, a downgrade could negatively affect our ability to implement our strategy. See Item 1. Business — A.M. Best Rating.

Our investment portfolio is subject to significant market and credit risks, which could result in an adverse impact on our financial conditions or results of operations.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. We had net realized investment gains of $673,000 and $874,000 for the years ended December 31, 2023, and December 31, 2022, respectively. Accordingly, our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by professional investment advisory management firms in accordance with our investment policy and routinely reviewed by our investment committee. However, our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities held, or due to deterioration in the financial condition of an entity that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

A severe economic downturn could cause us to incur substantial realized and unrealized investment losses in future periods, which would have an adverse impact on our financial condition, results of operations, debt and financial strength ratings, capital liquidity, and ability to access capital markets. In addition, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us. Additionally, an unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance liabilities or sell securities at a time when such securities are in a loss position, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Quantitative Disclosures About Market Risk for more information.

We may be adversely affected by interest rate changes.

Our investment portfolio is predominantly comprised of fixed income securities. These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair market value of fixed income securities. In addition, if interest rates decline, investment income earned from future investments in fixed income securities will be lower. Rising interest rates could result in a significant reduction of our book value. A low investment yield environment could adversely impact our net earnings as a result of fixed income securities maturing and being replaced with lower yielding securities which impact investing results.

Interest rates are highly sensitive to many factors beyond our control including general economic conditions, governmental monetary policy, and political conditions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Quantitative Disclosures About Market Risk for further discussion on interest rate risk.

Our food and beverage customers have been the target of claims and lawsuits. Proceedings of this nature, if successful, could result in our payment of substantial costs and damages.

Occasionally, patrons of our food and beverage industry insured customers file complaints or lawsuits against our insureds alleging a variety of claims arising in the ordinary course of their business, including personal injury claims, contract claims, and claims alleging violations of federal and state laws. In addition, certain of our insured customers who serve alcohol are subject to state "dram shop" or similar laws that generally allow a person to sue our customer if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages by our customer. A number of these lawsuits in the food and beverage industry have resulted in the payment of substantial damages by us on behalf of our insureds.

Additionally, states have, from time to time, explored lowering the blood alcohol content levels for criminal statutes related to driving under the influence or similar laws, removing or increasing caps for liability with respect to injuries by a legally intoxicated person, or preventing or limiting rate changes by insurance companies.

Regardless of whether any claims against our customers are valid or whether they are liable, claims may be expensive to defend and may result in significant liabilities. Defense costs, even for unfounded claims, or a judgment or other liability in excess of our reinsurance limits for any claims or any adverse publicity resulting from claims could adversely affect our business, results of operations, and financial condition.

~ 23 ~

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

For the year ended December 31, 2023, approximately 23.1% of our direct premiums written originated from business written in Illinois, and therefore, we have a greater exposure to catastrophic or other significant natural or man-made losses in that geographic region. The incidence and severity of such events are inherently unpredictable. In recent years, changing climate conditions have increased the unpredictability, severity, and frequency of tornados, hurricanes, and other storms.

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

Catastrophic losses are unpredictable and may have a material adverse effect on our business, financial condition, and results of operations.

The Company's insurance coverages include exposure to catastrophic events, particularly severe convective storms, wildfires, and winter weather. If our insureds were to experience a large-scale natural disaster, claims incurred would likely increase and our insured's properties may incur substantial damage, which could have a material adverse effect on our business, financial condition, and results of operations.

~ 24 ~

Changing weather and climate conditions may adversely affect our profitability or financial conditions.

Climate change and weather are complex and evolving issues. The Company cannot predict the cumulative impact these might have on our results of operations or financial condition at this time. The effect on the Company could include:

•	changes in the location, frequency, and severity of weather-related catastrophes, which may result in higher levels of losses;
•	added uncertainty in third party catastrophe models, which could impair the Company's ability to adequately price and assess exposure for the catastrophe risks we insure; and
•

obtaining reinsurance at desired levels and/or costs may be more difficult due to increased losses from weather-related catastrophes, which may reduce the amount of business we write and the revenues we generate.

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

Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:

•	rising levels of actual costs that are not known by companies at the time they price their products;
•	volatile and unpredictable developments, including man-made and natural catastrophes;
•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and
•	fluctuations in interest rates, inflationary pressures, and other changes in the investment environment, which affect returns on invested capital and may impact the ultimate payout of losses.

Historically, the financial performance of the insurance industry has fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition (a so-called "soft market"), followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition (a so-called "hard market"). Fluctuations in underwriting capacity, demand and competition, and the impact on our business of the other factors identified above, could have a negative impact on our results of operations and financial condition.

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

We maintain reserves to cover amounts we estimate will be needed to pay for insured losses and for the expenses necessary to settle claims. Estimating loss and loss expense reserves is a difficult and complex process involving many variables and subjective judgments. We regularly review our reserve estimate protocols and our overall amount of reserves. We review historical data and consider the impact of various factors such as:

•	trends in claim frequency and severity;
•	information regarding each claim for losses;
•	legislative enactments, judicial decisions, and legal developments regarding damages; and
•	trends in general economic conditions, including inflation.

Our actual losses could exceed our reserves. If we determine that our loss reserves are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations. Such adjustments to loss reserve estimates are referred to as "loss development." If existing loss reserves exceed the revised estimate, it is referred to as positive loss development. Negative loss development occurs when the revised estimate of expected losses with respect to a calendar year exceed existing loss reserves. For additional information, see Item 1. Business — Loss and Settlement Expense Reserves.

If our reinsurers do not pay our claims in accordance with our reinsurance agreements, we may incur losses.

We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase. For the year ended December 31, 2023, we ceded 11.3% of our direct written premiums to our reinsurers. We secure reinsurance coverage from a number of reinsurers. The lowest A.M. Best rating issued to any of our reinsurers is "A-" (Excellent), which is the fourth highest of fifteen ratings. See Item 1. Business — Reinsurance.

~ 25 ~

The property and casualty insurance market in which we operate is highly competitive, which limits our ability to increase premiums for our products and recruit new producers.

Competition in the property and casualty insurance business is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies, and the experience of the insurer in the line of insurance to be written. We compete with stock insurance companies, mutual companies, local cooperatives, and other underwriting organizations. Many of these competitors have substantially greater financial, technical, and operating resources than we have. Many of the lines of insurance we write are subject to significant price competition. If our competitors' price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay producers on a commission basis to produce business. Some of our competitors may offer higher commissions or insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely on independent agents. Increased competition could adversely affect our ability to attract and retain business and thereby reduce our profits from operations.

Our results of operations may be adversely affected by any loss of business from key producers.

Our products are primarily marketed by independent agents. Other insurance companies compete with us for the services and allegiance of these producers. These producers may choose to direct business to our competitors or may direct less desirable risks to us. We had three producers that were responsible for more than 5% of our direct premiums written. These producers accounted for $20.4 million or approximately 21.9% of our direct premiums written in 2023. No other producers accounted for more than 5% of our 2023 direct premiums written. If we experienced a significant decrease in business from, or lose entirely, our largest producers, it would have a material adverse effect on us.

Proposals to federally regulate the insurance business could affect our business.

Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation, and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals generally would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the insurance business, including rates, producer and company licensing, and market conduct examinations. We cannot predict whether any of these proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition, or results of operations.

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

We are regulated by the Illinois Department of Insurance, as well as, to a more limited extent, the federal government, and the insurance departments of other states in which we do business. For the year ended December 31, 2023, approximately 23.1% of our direct premiums written originated from business written in Illinois. Therefore, the cancellation or suspension of our license in Illinois, as a result of any failure to comply with the applicable insurance laws and regulations, may negatively impact our operating results.

Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations relate to, among other things:

•	approval of policy forms and premium rates;
•	standards of solvency, including establishing requirements for minimum capital and surplus, and for risk-based capital;
•	classifying assets as admissible for purposes of determining solvency and compliance with minimum capital and surplus requirements;
•	licensing of insurers and their producers;

~ 26 ~

•	advertising and marketing practices;
•	restrictions on the nature, quality, and concentration of investments;
•	assessments by guaranty associations and mandatory pooling arrangements;
•	restrictions on the ability to pay dividends;
•	restrictions on transactions between affiliated companies;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	claims practices;
•	prescribing the form and content of reports of financial condition required to be filed; and
•	requiring reserves for unearned premiums, losses, and other purposes.

The Illinois Department of Insurance also conducts periodic examinations of the affairs of insurance companies and requires the filing of annual and other reports relating to financial condition, holding company issues, and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. Our last completed examination by the Illinois Department of Insurance was in May 2023.

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

The Company’s business is highly dependent upon the successful and uninterrupted functioning of the information technology and telecommunications systems of ICC and its third-party vendors. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information, and disruption of our operations. Our employees participate in ongoing security awareness training focused on the prevention and identification of possible threats. We also have security measures in place which are focused on the prevention, detection, and remediation of damage from computer viruses, natural disasters, unauthorized access, cyber-attack, and other similar disruptions.

Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. Information technology security threats from user error to cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. No cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity. However, the potential consequences of a material cybersecurity attack include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs. A sustained business interruption or system failure could adversely impact our ability to process our business, provide customer service, pay claims in a timely manner or perform other necessary business functions. We could also be subject to fines and penalties from a security breach. The cost to remedy a severe breach could be substantial.

We could be adversely affected by the loss of our existing management or key employees.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees, in particular our senior officers. Our business may be adversely affected if labor market conditions make it difficult for us to replace our current key officers with individuals having equivalent qualifications and experience at compensation levels competitive for our industry. In particular, because of the shortage of experienced underwriters and claims personnel who have experience or training in the liquor liability sector of the insurance industry, replacing key employees in that line of our business could be challenging. Our key officers include Arron K. Sutherland, our President and Chief Executive Officer, Michael R. Smith, our Vice President – Chief Financial Officer, Norman D. Schmeichel, our Vice President – Chief Information Officer, Howard J. Beck, our Vice President – Chief Underwriting Officer, Julia B. Suiter, our Vice President – Chief Legal Officer, and Kathleen S. Springer, our Vice President – Chief Human Resources Officer. These key officers have an average of more than 24 years of experience in the property and casualty insurance industry.

We do not have agreements not to compete or employment agreements with our senior officers, except for our employment agreement with Mr. Sutherland, and change in control agreements with certain officers, including Messrs. Smith, Schmeichel, and Beck, and Mesdames Suiter and Springer. Our employment agreement with Mr. Sutherland and change in control agreements have change of control provisions that provide for certain payments and the continuation of certain benefits in the event such officer is terminated without cause, or such officer voluntarily quits for good reason after a change in control.

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

The Terrorism Risk Insurance Act of 2002, as extended by the Terrorism Risk Insurance Program Reauthorization Acts of 2015 and 2019, is effective through December 31, 2027. Prior to the act, insurance coverage from private insurers for losses (other than workers’ compensation) arising out of acts of terrorism was severely limited. The act provides, among other things, that all licensed insurers must offer coverage on most commercial lines of business for acts of terrorism. Losses arising out of acts of terrorism that are certified as such by the Secretary of the Treasury of the United States (in consultation with the Secretary of Homeland Security) and that exceed $200 million in any year will be reimbursed by the federal government subject to a limit of $100 billion. Each insurance company is responsible for a deductible equal to 20% of its direct earned premiums in the previous calendar year, up to the insurer’s proportionate share of the $100 billion. Our deductible is approximately $17.3 million for 2024. For losses in excess of the deductible, the federal government will reimburse 80% of the insurer’s loss.

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

Assessments and premium surcharges for state guaranty funds, second injury funds, and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent, or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent, or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premiums. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on incurred losses. See Item 1. Business — Regulation.

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. On December 31, 2023, we participated in mandatory pooling arrangements in six states. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in additional pooling arrangements. Further, the impairment, insolvency, or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our operations in Mexico and the United Kingdom expose us to foreign currency exchange rate risk.

Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our financial results. Foreign currency exchange rate risk can occur as a result of our business located in Mexico or our participation in Funds at Lloyd's. We consider this risk to be minimal and immaterial to our financial results.

~ 29 ~

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as applicable to smaller reporting companies, which requires management to assess the effectiveness of internal controls. As described in Item 9A of Part II of this Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2023. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business, the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses identified or that we may identify in the future, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

Risk Factors Related to Ownership of Our Common Stock

A small number of shareholders collectively own a substantial portion of our common stock and voting power, as a result, our public float will be limited.

Collectively, the three investors who purchased shares from us pursuant to investment agreements (the Clinton-Flood Purchasers, Rock Island Investors, LLC, and Tuscarora Wayne) own or exercise voting and investment control of 1.0 million of our shares, or 31.8% of our outstanding common stock. Additionally, ICC Holdings, Inc. Employee Stock Ownership Plan beneficially owns 350,000 of our shares, or 11.2% of our outstanding common stock.

This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of shareholders.

~ 30 ~

Following the expiration of the standstill provision in March 2024 and other provisions in their respective purchase agreements, if these three investors retain their ownership levels, such investors together may be able to exhibit significant control over us and our management and will have significant influence over matters requiring shareholder approval, including future amendments to our amended and restated articles of incorporation or other significant or extraordinary transactions. The interests of these investors may differ from the interests of our other shareholders with respect to certain matters.

Our Employee Stock Ownership Plan (ESOP) and stock-based incentive plan will increase our costs, which will reduce our income.

As of December 31, 2023, our ESOP holds 11.2% of our outstanding shares of common stock, with such shares acquired with funds borrowed from us prior to the expiration of our IPO. The cost of acquiring the shares of common stock for the ESOP, and therefore the amount of the loan, was $3.5 million. The loan will be repaid over a fifteen-year period. We record employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock committed to be released to employees under the ESOP for each year. If shares of our common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

Our board of directors adopted a stock-based incentive plan that was submitted to, and approved by, our shareholders in 2017. Under this plan, we may award participants restricted shares of our common stock, restricted stock units denominated in shares of our common stock, or options to purchase shares of our common stock. Restricted stock and restricted stock unit awards will be made at no cost to the participants. Restricted stock units are payable in shares of common stock or in cash at the discretion of the compensation committee. The number of shares of common stock that may be issued pursuant to restricted stock and restricted stock unit awards (to the extent that such restricted stock unit awards are not paid in cash) or upon exercise of stock option awards under the stock-based incentive plan may not exceed 10% and 4%, respectively, of the total number of shares sold in the offering.

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

In addition, the stock market routinely experiences substantial price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of companies. As a result, the trading price of shares in our common stock may decline and a shareholder may not be able to sell shares at or above the price paid to purchase them.

Statutory provisions and our articles and bylaws may discourage takeover attempts on the Company that shareholders may believe are in their best interests or that might result in a substantial profit for them.

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

We are a separate entity with no operations of our own other than holding the stock of ICC; Two Rivers Realty Investments, LLC; Beverage Insurance Agency, Inc; Estrella Innovative Solutions, Inc; Southern Hospitality Education, LLC; and Guild Insurance Inc. We depend primarily on dividends paid by ICC, distributions from Two Rivers Realty Investments, LLC, and any proceeds from the offering that are not contributed to ICC to pay the debt service on our existing loans and to provide funds for the payment of dividends. We will receive dividends only after all of ICC’s obligations and regulatory requirements with the Illinois Department of Insurance have been satisfied. During any twelve-month period, the amount of dividends paid by ICC to us, without the prior approval of the Illinois Department of Insurance, may not exceed the greater of 10% of ICC’s surplus as regards policyholders as reported on its most recent annual statement filed with the Illinois Department of Insurance or ICC’s statutory net income as reported on such statement. We presently do not intend to pay dividends to our shareholders. If ICC is not sufficiently profitable, our ability to pay dividends in the future will be limited.

Ongoing compliance with the requirements of the Securities Exchange Act and the Sarbanes-Oxley Act could result in higher operating costs and adversely affect our results of operations.

We are subject to the periodic reporting, proxy solicitation, insider trading prohibitions, and other obligations imposed under the Securities Exchange Act. In addition, certain of the provisions of the Sarbanes-Oxley Act became applicable to us at the completion of the offering. Compliance with these requirements will increase our legal, accounting, and other compliance costs and the cost of directors and officer’s liability insurance and will require management to devote substantial time and effort to ensure initial and ongoing compliance with these obligations. A key component of compliance under the Exchange Act is to produce quarterly and annual financial reports within prescribed time periods after the close of our fiscal year and each fiscal quarter. Historically, we have not been required to prepare such financial reports within these time periods. Failure to satisfy these reporting requirements may result in delisting of our common stock by the NASDAQ Capital Market, and inquiries from or sanctions by the SEC. Moreover, the provision of the Sarbanes-Oxley Act that requires public companies to review and report on the adequacy of their internal controls over financial reporting may be applicable to us so long as we are categorized as a smaller reporting company. We expect these rules, regulations, and requirements to significantly increase our accounting, legal, compliance, and other costs and to make some activities more time-consuming and costly. We also may need to hire additional accounting, legal, compliance, and administrative staff with experience working for public companies. We may be unable to hire such additional staff on terms that are favorable to us, or at all. In addition, such additional staff may not be able to provide such services at levels sufficient to comply with these requirements. Moreover, the rules that became applicable to us as a public company could make it more difficult and expensive for us to attract and retain qualified members of our board of directors and qualified executive officers. We also anticipate that these rules will make it more expensive for us to obtain directors’ and officers’ insurance, and we may be required to incur substantially higher costs to obtain such coverage. If we fail to predict these costs accurately or to manage these costs effectively, our operating results could be adversely affected.

Our business could be negatively affected as a result of the actions of activist shareholders and such activism could impact the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs, and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

~ 33 ~

If we fail to maintain the necessary requirements to be listed on the NASDAQ Capital Market, the price and liquidity of our stock may be adversely affected.

In order to remain listed on the NASDAQ Capital Market, we must meet certain minimum requirements for our shareholders’ equity, net earnings, the market value and number of publicly held shares, the number of shareholders, and the market price of our stock. In addition, we must have up to four market makers making a market in our stock under certain continued listing standards. Delisting from the NASDAQ Capital Market may adversely affect the market price for our stock and reduce the liquidity of our common stock, and therefore make it more difficult for a shareholder to sell our stock. For more information regarding the reduced liquidity as a result of our agreements with the investors, see Item 1A. Risk Factors—Risks Related to the Ownership of Our Common Stock — A small number of shareholders will collectively own a substantial portion of our common stock and voting power, and, because of restrictions on their ability to buy or sell our shares, our public float will be limited.

The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic and most related restrictions have ended. As restaurants and bars began to function at regular capacity again, it seemed that one of the unintended consequences of the shutdowns may have been for certain organizations to make up for lost revenue encouraging additional consumption by patrons. To that end, the Company has experienced increased liquor liability claims. These losses have reduced the Company's overall profitability.

~ 34 ~

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company manages risks through a multi-faceted approach. Steps include outlining guidelines for data access, usage, and protection, ongoing security training and awareness programs for employees, implementation of strong authentication techniques including multi-issue authentication (MFA), regularly updating and patching software and structures facilitates to mitigate vulnerabilities, conducting cybersecurity audits, and closely working with cybersecurity specialists to staying informed about emerging threats and trends and to implement multi-layered protections.

The Company assesses and reports on any findings quarterly at both an internal and external Enterprise Risk Management (ERM) meeting. Our approach to managing cybersecurity risk aligns with the five key functions contained within the COBIT Framework:

•	meeting stakeholder needs;
•	covering the enterprise end to end;
•	applying a single integrated network;
•	enabling a holistic approach; and
•	separating governance from management.

Currently, the Company has not been materially impacted from an operational or financial perspective from cybersecurity threats. Cybersecurity is a rapidly evolving area that the Company takes great efforts to mitigate any adverse impacts; however, the Company cannot guarantee that it will not be subject to cybersecurity attacks. See Item 1A, Risk Factors, for more information.

Our Board provides oversight for cybersecurity risks primarily through its ERM committee. The Company's Chief Information Officer (CIO) provides information quarterly to the ERM committee on cybersecurity risks. The CIO has 30 years of experience in technology both on the company and consulting sides and a B.A. in Economics.

Management oversight of cybersecurity risks is provided through the Company's internal ERM committee, which is comprised of executive management and our Director of Actuarial Services. The ERM committee has identified numerous risk attributes and developed risk control reports that identify drivers, characteristics, stress testing levels, potential mitigation efforts, or risk appetite, and any reaction in response to a breach. The ERM committee meets quarterly to review and update risk limit grids, current estimates relative to pre-defined acceptable levels, and make adjustments as needed.

The Company's Networking department, which reports up to the CIO, is responsible for the day-to-day monitoring of cybersecurity risks. Mitigation efforts are executed, if necessary, to cope with the impact of a cybersecurity incident. The Company is finalizing its Cybersecurity Incident Response Plan and anticipates it being available in early April 2024. We anticipate it will provide a framework for the identification, evaluation, and escalation of potential cybersecurity events.

The CIO routinely engages third-party cybersecurity consultants to conduct network security audits. The Company also engages other their-party consultants in a number of areas to support the assessment, identification, and management of cybersecurity risks, including risk assessments, log monitoring, threat intelligence, system penetration testing, and incident response, among others.

The Company performs cybersecurity due diligence and monitoring of third-party vendors, which includes a security questionnaire to identify the cybersecurity controls and protections maintained by a third party. Lasty, the Company requires that all employees participate in monthly training videos that are geared toward identifying potential cybersecurity threats.

Item 2. Properties

Our headquarters are located at 225 20th Street, Rock Island, Illinois. We own this approximately 24,000 square foot facility. We also own and operate investment property comprising 70 rental units consisting of single-family homes, duplexes, condominiums, senior living units, and a seven-plex property. These rentals are in Carbon Cliff, Illinois; Colona, Illinois; East Moline, Illinois; Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa.

Item 3. Legal Proceedings

We are a party to litigation in the normal course of business. Based upon information presently available to us, we do not consider any litigation to be material. However, given the uncertainties attendant to litigation, we cannot provide assurance that our results of operations and financial condition will not be materially adversely affected by any litigation.

~ 35 ~

Item 3A. Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of ICC Holdings, Inc. ICC Holdings, Inc. and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in ICC Holdings, Inc.'s filings with the Securities and Exchange Commission (SEC) and its reports to shareholders. Generally, the inclusion of the words "anticipates," "believe," "estimate," "expect," "future," "intend," "may," "plans," "seek", "will," or the negative of such terms and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that ICC Holdings, Inc. expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management and are applicable only as of the dates of such statements.

Forward-looking statements involve risks, uncertainties, and assumptions, including, among other things, the factors discussed under the heading "Item 1A. Risk Factors" and those listed below. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this Annual Report on Form 10-K, and other unforeseen risks. Readers should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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
•

the effect of legislative, judicial, economic, demographic, and regulatory events in the jurisdictions where we do business, especially changes with respect to laws, regulations, and judicial decisions relating to liquor liability;

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

•	a downgrade in our A.M. Best rating;
•	disruptions and negative investor sentiment caused by bank failures during 2023;
•	reliance on Lloyd's of London brokers to profitably operate, share timely financial results, and maintain accurate reserves;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorist related insurance legislation and laws;
•	changes in general economic conditions, including inflation, unemployment, interest rates, and other factors;
•	the cost, availability, and collectability of reinsurance;
•	estimates and adequacy of loss reserves and trends in loss and settlement expenses;
•	changes in the coverage terms selected by insurance customers, including higher limits;
•	our inability to obtain regulatory approval of, or to implement, premium rate increases;
•	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;
•	expense and reputational impact on the Company as a result of expenses related to the continuing activities of an activist shareholder;

~ 36 ~

•	adverse litigation or arbitration results; and
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

Item 4. Mine Safety Disclosures

Not applicable.

~ 37 ~

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

In March 2017, the Company completed its IPO. The Company’s common stock trades on the NASDAQ Capital Market under the symbol "ICCH." As of March 11, 2024, there were approximately 137 registered holders of the Company’s common stock. A substantially greater number of holders of the Company's common stock are held in "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

~ 38 ~

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

Purchases of Equity Securities

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs (1)
October 1, 2023 to October 31, 2023
Open Market Purchases	622	$15.65	622	$4,647,300
November 1, 2023 to November 30, 2023
Open Market Purchases	—	—	—	4,647,300
December 1, 2023 to December 31, 2023
Open Market Purchases	—	—	—	4,647,300
Total	622	$15.65	622	$4,647,300

(1)

In December 2022, the Company announced the establishment of a $5.0 million share repurchase program with no expiration date. The authorization is in addition to the existing share repurchase program authorized in August 2018. From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

~ 39 ~

Item 6. [Reserved]

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

For the year ended December 31, 2023, we had direct written premiums of $93.0 million, net premiums earned of $75.7 million, and net earnings of $4.3 million. For the year ended December 31, 2022, we had direct premiums written of $82.7 million, net premiums earned of $69.1 million, and a net loss of $0.6 million. On December 31, 2023, we had total assets of $211.0 million and equity of $67.0 million. On December 31, 2022, we had total assets of $192.2 million and equity of $60.4 million.

Principal Revenue and Expense Items

We derive our revenue primarily from premiums earned, net investment income, and net realized gains (losses) from investments.

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

~ 41 ~

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and settlement expenses) in cash, cash equivalents, equities, fixed maturity securities, and real estate. Investment income includes interest and dividends earned on invested assets. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed maturity securities) and recognize a current expected credit loss (CECL) allowance for the amount by which the amortized cost of the security exceeds fair value. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry.

ICC’s expenses consist primarily of:

Loss and settlement expenses

Loss and settlement expenses represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending, and adjusting claims.

Amortization of deferred policy acquisition costs and other operating expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses. Variable policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with, and are primarily related to, the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Fixed policy acquisition costs, referred to herein, as underwriting and administrative expenses are expensed as incurred. These costs include salaries, rent, office supplies, and depreciation. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses.

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

Key Financial Measures

We evaluate our insurance operations by monitoring certain key measures of growth and profitability. In addition to reviewing our financial performance based on results determined in accordance with generally accepted accounting principles in the United States (GAAP), we utilize certain non-GAAP financial measures that we believe are valuable in managing our business and for comparison to our peers. These non-GAAP measures are combined ratio, written premiums, underwriting income, the loss and settlement expense ratio, the expense ratio, the ratio of net written premiums to statutory surplus, and return on average equity.

We measure growth by monitoring changes in gross premiums written and net premiums written. We measure underwriting profitability by examining losses and settlement expenses, underwriting expenses, and combined ratios. We also measure profitability by examining underwriting income (loss) and net earnings (loss).

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

~ 42 ~

Expense ratio

The underwriting expense ratio is the ratio (expressed as a percentage) of amortization of deferred policy acquisition costs and other operating expenses to net premiums earned, and measures our operational efficiency in producing, underwriting, and administering our insurance business.

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

~ 43 ~

Current Expected Credit Losses—Effective with the adoption of ASU 2016-13, Financial Instruments—Credit Losses, on January 1, 2023, we consider several factors, including, but not limited to, the following when evaluating whether a decline in value for AFS debt securities relates to credit losses:

•	the extent to which the fair value is less than cost;
•

adverse conditions related to the security, an industry, geographic area such as changes in the financial condition of the issuer of the security, changes in the technology, or discontinuation of a segment of the business that may affect future earnings potential;

•	the payment structure of the debt security and the likelihood of the issuer being able to make future payments;
•	failure of the issuer of the security to make scheduled interest or principal payments; and
•	any changes to the rating of the security by a rating agency.

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of January 1, 2023, and December 31, 2023, there were no securities for which an allowance for credit losses adjustment was needed.

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

Municipals—The Company analyzes the screened impairment candidates on a quantitative and qualitative basis. This includes an assessment of the factors that may be contributing to the unrealized loss and whether the recovery value is greater or less than the current market value.

Structured Securities—The "stated assumptions" analytic approach relies on actual 6-month average collateral performance measures (voluntary prepayment rate, gross default rate, and loss severity) sourced through third party data providers or remittance reports. The analysis applies the stated assumptions throughout the remaining term of the transaction using forecasted cash flows, which are then applied through the transaction structure (reflecting the priority of payments and performance triggers) to determine whether there is a loss to the security ("Loss to Tranche"). For securities or sectors for which no actual loss or minimal loss has been observed (certain Prime Residential Mortgage Backed Securities (RMBS) and Commercial Mortgage Backed Securities (CMBS), for example), sector-based assumptions are applied, or an alternative quantitative or qualitative analysis is performed.

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

Cash and Cash Equivalents

Cash consists of uninvested balances in bank accounts. Cash equivalents consist of investments with original maturities of 90 days or less, primarily AAA rated prime and government money market funds. Cash equivalents are carried at cost, which approximates fair value. The Company has not experienced losses on these instruments.

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

Expected Loss Ratio Method - The expected loss ratio method applies a selected ultimate loss ratio to premium to determine ultimate losses and settlement expenses. Expected loss ratios for 2007 and prior were selected based on the results of the loss development methods discussed above, industry experience, actual loss experience of ICC to date, and general industry conditions. Beginning with 2008, expected loss ratios have been calculated based on the prior expected loss ratios, rate changes, and loss trend.

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

~ 45 ~

A&OE Method - We utilize the "Wendy Johnson Method" for reserving unpaid Adjusting & Other Expenses (A&OE). This method uses historical A&OE payments that are measured against certain claim units to develop an average rate for projecting into future years. These claim units are defined as a means of measuring the overall level of claim activity in a year as follows:

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

Annually, the Company monitors the financial condition of its reinsurers. The Company’s monitoring efforts include, but are not limited to, the review of annual summarized financial data and analysis of the credit risk associated with reinsurance balances recoverable by monitoring the A.M. Best and Standard & Poor’s (S&P) ratings. In addition, the Company subjects its reinsurance recoverables to detailed recoverable tests, including an analysis based on average default by A.M. Best rating. Based upon the review and testing, the Company’s policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that the Company may be unable to recover.

Income Taxes

The Company files a consolidated federal income tax return. Federal income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, operating losses, and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not all or some of the deferred tax assets will not be realized.

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

Comprehensive Earnings

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the statement of earnings, the Company used a 21% tax rate for 2023 and 2022.

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

~ 47 ~

The following summarizes our results for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Premiums

Direct premiums written increased by $10,264,000, or 12.4%, primarily due to our increased rates. Net written premium increased by $9,251,000, or 12.6%, during the same period as a result of increased rates offset by increased ceded premium. Net premiums earned increased by $6,660,000, or 9.6%.

For the years ended December 31, 2023, and 2022, we ceded to reinsurers $10,703,000 and $9,512,000 of earned premiums, respectively. Ceded earned premiums as a percent of direct premiums written were 11.3% in 2023, and 11.5% in 2022.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Our investment portfolio consisted of 88.0% and 80.1% of readily marketable, investment-grade fixed-maturity securities as of December 31, 2023, and 2022, respectively. The remainder of the portfolio is comprised of rental real estate, perpetual preferred stock, and common stock. Net investment income is primarily comprised of interest earned and dividends paid on these securities and rental income on investment real estate, net of related investment expenses, and excludes realized gains and losses.

Net investment income increased by $1,145,000 for the year ended December 31, 2023, as compared to 2022. The increase in net investment income for the twelve months ended December 31, 2023, was driven primarily by increased rates in fixed maturity securities. Average invested assets for 2023 were $136,398,000 compared to $137,949,000 for 2022, a decrease of $1,551,000, or -1.1%.

For additional information, see Item 1. Business — Investments above.

Other income

Other income is derived from the policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing and related fees and expenses. Another component of other income is attributable to sales made by the Company’s subsidiary, Katkin. Other income decreased by $183,000, or 43.6%, in 2023 as compared to 2022 primarily due to increased premiums written off in 2023.

Unpaid Losses and Settlement Expenses

The following table details our unpaid losses and settlement expenses.

	For the Twelve-Months Ended
	December 31,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	45,381	39,434
Prior years	2,549	5,099
Total incurred	47,930	44,533
Deduct: Loss and settlement expense payments for claims incurred:
Current year	16,459	16,512
Prior years	26,374	21,331
Total paid	42,833	37,843
Net unpaid losses and settlement expense - end of the period	59,101	54,004
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,737	13,610
Plus: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Gross unpaid losses and settlement expense - end of the period	$71,920	$67,614

Differences from the initial reserve estimates emerged as changes in the ultimate loss estimates were updated through the reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information, and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is updated until all claims in a defined set are settled. As a small specialty insurer with a niche product portfolio, our experience will ordinarily exhibit fluctuations from period to period. While management attempts to identify and react to systematic changes in the loss environment, management must also consider the volume of experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

~ 48 ~

For calendar year 2023, the Company experienced unfavorable development relative to prior years’ reserve estimates in the 2021 Liquor Liability accident year, 2021 and 2020 Businessowners Property accident years, and 2020 Businessowners Liability accident year, respectively. These adverse developments were partially offset by favorable development in Workers’ Compensation 2022 accident year claims and Businessowners Liability 2021 accident year claims.

For calendar year 2022, the Company experienced unfavorable development relative to prior years’ reserve estimates in the 2021 and 2020 Liquor Liability accident years, 2021 Businessowners Property accident year, and 2021 and 2017 Businessowners Liability accident years, respectively. These adverse developments were partially offset by favorable development in Workers’ Compensation 2021 accident year claims.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $3,626,000, or 14.6%. The primary drivers for this change were an increase in commissions along with positive earned premium growth.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in Corporate and Other expenses.

Our expense ratio increased 160 basis points from 36.1% to 37.7% for the year ended December 31, 2023, as compared to 2022.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities, and CECL expenses. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $7,000, or 0.9%, in 2023 as compared to 2022. In light of a potential proxy contest initiated by an activist investor, we anticipate higher levels of professional other related expenses in 2024.

Interest Expense

Interest expense decreased to $184,000 for the year ended December 31, 2023, from $196,000 for the year ended December 31, 2022, as a result of paying off the $3.5 million loan the Company had with American Bank & Trust in April 2022.

Income Tax Expense

We reported income tax expense of $1,265,000 in 2023, as compared to benefit of $140,000 in 2022. Total income tax expense increased in 2023 as a result of the positive change in unrealized gains and losses.

The Company has not established a valuation allowance against any of the net deferred tax assets.

~ 49 ~

Financial Position

The following summarizes our financial position as of December 31, 2023, and December 31, 2022.

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of December 31,	As of December 31,
(In thousands)	2023	2022
Case reserves	$29,718	$28,231
IBNR reserves	29,383	25,773
Net unpaid losses and settlement expense	59,101	54,004
Reinsurance recoverables, excluding CECL allowance	12,819	13,610
Reserves for unpaid loss and settlement expense	$71,920	$67,614

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and settlement expenses as of December 31, 2023, and 2022.

As of December 31, 2023

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$24,286	$27,184	$51,470
Property	2,715	(127)	2,588
Other	2,717	2,326	5,043
Total net reserves	29,718	29,383	59,101	$52,617	$62,912
Reinsurance recoverables, excluding CECL allowance	2,371	10,448	12,819	10,346	14,081
Gross reserves	$32,089	$39,831	$71,920	$62,963	$76,993

As of December 31, 2022

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$21,356	$22,737	$44,093
Property	3,690	(24)	3,666
Other	3,185	3,060	6,245
Total net reserves	28,231	25,773	54,004	$48,006	$57,398
Reinsurance recoverables	3,716	9,894	13,610	11,595	15,484
Gross reserves	$31,947	$35,667	$67,614	$59,601	$72,882

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (adverse development). For the years ended December 31, 2023, and 2022, we experienced adverse development of $2,549,000 and $5,099,000, respectively. We increased our IBNR reserves by $3.6 million in 2023

The potential for variability in our reserves is evidenced by this development. As a further illustration of reserve variability, we initially estimated unpaid loss and settlement expense net of reinsurance at the end of 2022 at $54,004,000. As of December 31, 2023, that amount was re-estimated at $56,553,000, which is $2,549,000, or 4.7%, higher than the initial estimate.

As discussed earlier, the estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year. The ranges presented above represent the expected variability around the actuarially determined central estimate. The total range around our actuarially determined estimate varies from -11.0% to 6.4%. As shown in the table below, since 2018 the variance in our originally estimated accident year loss reserves has ranged from -15.6% deficient to 7.4% redundant as of December 31, 2023.

Recent Variabilities of Incurred Losses and Settlement Expense, Net of Reinsurance

	Accident Year Data
(In thousands)	2018	2019	2020	2021	2022
As originally estimated	$29,762	$33,563	$31,356	$33,968	$39,434
As estimated at December 31, 2023	27,564	34,427	31,752	39,270	38,039
Net cumulative (deficiency) redundancy	$2,198	$(864)	$(396)	$(5,302)	$1,395
% (deficiency) redundancy	7.4%	(2.6)%	(1.3)%	(15.6)%	3.5%

~ 51 ~

The table below summarizes the impact on equity, net of tax, from changes in estimates of net unpaid loss and settlement expense:

	December 31,
	2023		2022
(In thousands)	Aggregate Loss and Settlement Reserve	Percentage Change in Equity	Aggregate Loss and Settlement Reserve	Percentage Change in Equity
Reserve Range for Unpaid Losses and Settlement Expense
Low End	$52,617	7.6%	$48,006	7.8%
Recorded	59,101	0.0%	54,004	0.0%
High End	62,912	(4.5)%	57,398	(4.4)%

If the net loss and settlement expense reserves were recorded at the high end of the actuarially determined range as of December 31, 2023, the loss and settlement expense reserves would increase by $3,811,000 before taxes. This increase in reserves would have the effect of decreasing net earnings and equity as of December 31, 2023, by $3,011,000. If the loss and settlement expense reserves were recorded at the low end of the actuarially determined range as of December 31, 2023, the net loss and settlement expense reserves on December 31, 2023 would decrease by $6,484,000 with a corresponding increase in net earnings and equity of $5,122,000.

Investments

Debt securities are classified as available-for-sale (AFS) and reported at fair value as determined by management based upon quoted market prices or a recognized pricing service at the reporting date for those or similar investments. Changes in unrealized investment gains or losses on our AFS investments, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities are carried at fair value with subsequent changes in fair value recorded in net earnings. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or credit loss allowances are recorded.

Corporate Bonds

The net unrealized loss position in the corporate bond portfolio decreased about $1,331,000 from a loss of $4,114,000 at the end of 2022 to a loss of $2,783,000 at the end of 2023. This improvement in the unrealized position was driven mostly by a meaningful tightening of corporate spreads through the year. At the beginning of 2023, the average corporate spread was 138 bps. By the end of the year, the average corporate spread tightened to 104 bps, driving prices on corporate bonds higher. The Treasury yield curve, while extremely volatile throughout the year, ended 2023 at around the same level it started the year. As a result, the Treasury market had limited impact on the improvement in the unrealized position in corporates.

Municipal Bonds

The net unrealized loss in the municipal portfolio decreased about $756,000 from a loss of $3,896,000 at the end of 2022 to a loss of $3,140,000 at the end of 2023. This improvement in the unrealized position was because of spreads tightening in Taxable Municipals throughout the year. At the beginning of 2023, the average Taxable Municipal spread was 114 bps. By the end of the year, the average Taxable Municipal spread tightened to 79 bps, driving prices higher. The Treasury yield curve, while extremely volatile throughout the year, ended 2023 at around the same level it started the year. As a result, the Treasury market had limited impact on the improvement in the unrealized position in Taxable Municipals.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,290	$(62)	$1,290	$(62)
MBS/ABS/CMBS	8,346	(117)	24,324	(2,547)	32,670	(2,664)
Corporate	477	(1)	33,353	(3,069)	33,830	(3,070)
Municipal	—	—	12,149	(3,293)	12,149	(3,293)
Redeemable preferred stock	149	(12)	21	(4)	170	(16)
Total temporarily impaired fixed maturity securities	$8,972	$(130)	$71,137	$(8,975)	$80,109	$(9,105)

~ 52 ~

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$615	$(37)	$638	$(63)	$1,253	$(100)
MBS/ABS/CMBS	21,200	(1,365)	12,833	(1,742)	34,033	(3,107)
Corporate	27,689	(2,896)	5,829	(1,256)	33,518	(4,152)
Municipal	11,502	(3,089)	2,080	(885)	13,582	(3,974)
Redeemable preferred stock	189	(27)	—	—	189	(27)
Total temporarily impaired fixed maturity securities	$61,195	$(7,414)	$21,380	$(3,946)	$82,575	$(11,360)

The unrealized losses as of December 31, 2023, and 2022 were primarily related to changes in the interest rate environment. Fair values of interest rate sensitive instruments may be affected by increases and decreases in prevailing interest rates which generally translate, respectively, into decreases and increases in fair values of fixed maturity investments. The fair values of interest rate sensitive instruments also may be affected by the credit worthiness of the issuer, prepayment options, relative values of other investments, the liquidity of the instrument, and other general market conditions.

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For corporates, as an example, we screen for any holding that has a market price below $80. For municipals, we screen for securities that have an unrealized loss of more than 5% of book value. For structured securities, we use more quantitative analysis, including a discounted cash-flow model to measure the amount by which the present value of expected future cash flows is below the asset's amortized cost. When assessing whether the fair value of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the "credit loss." If there is a credit loss, the impairment is other-than-temporary. Under the new guidance for AFS debt securities, if we identify that there is a credit risk, an allowance for credit losses (ACL) will be recorded in earnings. Any remaining portion of unrealized losses related to the noncredit-related component will continue to be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the prior allowance would be removed, and the amortized cost basis would be adjusted to fair value.

For the twelve months ended  December 31, 2023, the Company did not take a credit loss or impairment charge on any of its fixed income security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in credit losses or impairment charges in the future.

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

Should the independent pricing service be unable to provide a fair value estimate, we would attempt to obtain a non-binding fair value estimate from a number of broker-dealers and review this estimate in conjunction with a fair value estimate reported by an independent business news service or other sources. In instances where only one broker-dealer provides a fair value for a fixed maturity security, we use that estimate. In instances where we can obtain fair value estimates from more than one broker-dealer, we would review the range of estimates and would select the most appropriate value based on the facts and circumstances. Should neither the independent pricing service nor a broker-dealer provide a fair value estimate, we would develop a fair value estimate based on cash flow analyses, and other valuation techniques that utilize certain unobservable inputs. Accordingly, we would classify such a security as a Level 3 investment.

The fair value estimates of our investments provided by the independent pricing service on  December 31, 2023 and  December 31, 2022, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

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

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes, and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. On December 31, 2023 and December 31, 2022, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	December 31,	December 31, 2022
Deferred acquisition costs, net	$8,552	$7,167
Unearned premium reserves, net	46,505	39,579

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

We had net deferred tax assets of $2,648,000 and $3,297,000 on December 31, 2023, and 2022, respectively. A valuation allowance is required to be established for any portion of a deferred tax asset for which we believe it is more likely than not that it will not be realized. On December 31, 2023, and 2022, we had no valuation allowance with respect to a deferred tax asset.

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

As of December 31, 2023, and 2022, we had no material unrecognized tax benefits or accrued interest and penalties. Periods still subject to Internal Revenue Service (IRS) audit include 2020 through the current year. There are currently no open tax exams. The tax return related to the year ended December 31, 2023, has not yet been filed.

Other Assets

As of December 31, 2023, and 2022, other assets totaled $2,406,000 and $1,277,000, respectively. These balances include intangible assets related to the purchases of Guild and Corporate Owned Life Insurance policies on Arron K. Sutherland, President and Chief Executive Officer. They also include prepaid maintenance fees, prepaid insurance fees, and receivables from pools and associations.

Outstanding Debt

As of December 31, 2023, and 2022, outstanding debt balances totaled $15,000,000, respectively. The weighted average rate on remaining debt was 1.2% as of December 31, 2023, and 2022, respectively.

~ 54 ~

Debt Obligation

As of December 31, 2023, and 2022, the Company had $15,000,000 in outstanding debt, respectively.

The Company has borrowing capacity of $48.2 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of ICC as of year-end. As of December 31, 2023, the Company has used $15.0 million of that capacity.

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

The Company has $19.7 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of December 31, 2023, the balance on the line of credit was $0. The line of credit is priced at prime plus 0.5% with a floor of 6.0% and renews annually with a current expiration date of July 5, 2024. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer's statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with the Illinois Department of Insurance. As of December 31, 2023, our total adjusted capital is $62.9 million. There was no interest paid on the line of credit during the years ended December 31, 2023, and 2022.

Other Liabilities

As of December 31, 2023, and December 31, 2022, other liabilities totaled $1,259,000 and $1,103,000, respectively.

For information regarding our reinsurance program, investment portfolio, unpaid losses, and settlement information, see Item 1. Business.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the shareholder’s equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2023, we recognized compensation expense of $432,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2023. For the year ended December 31, 2022, we recognized compensation expense of $476,000 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2022.

~ 55 ~

Restricted Stock Units

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. the Company recognized $232,000 and $205,000 in RSU expense as of December 31, 2023, and 2022, respectively.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested on December 31, 2022	$273,591	$15.72
Granted	272,802	15.50
Vested	(232,285)	15.26
Nonvested on December 31, 2023	$314,108	$15.87

Liquidity and Capital Resources

We generate sufficient funds from our operations and maintain a high degree of liquidity in our investment portfolio to meet the demands of claim settlements and operating expenses. The primary sources of funds are premium collections, investment earnings, and maturing investments. We participate in the Insured Cash Sweep (ICS) with our local bank, which maintains our operating accounts. ICS ensures that our funds are spread throughout the ICS network and no balance is higher than $250,000 each night so that all our funds are fully insured.

The decrease in cash provided by operating activities of $2.2 million during the twelve months ended December 31, 2023, compared to the same period in 2022 was due to increases in Loss and Settlement Expense Reserves, Unearned Premiums, Premiums and Reinsurance Balances Receivable, and Reinsurance Balances Recoverable.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

In addition to the investment and reinsurance programs mentioned, we have access to cash via the Federal Home Loan Bank of Chicago of $48.2 million. We have drawn down $15.0 million as of December 31, 2023. We also have a $4.0 million line of credit with a local financial institution. As of December 31, 2023, our balance on the line of credit was $0.

As of December 31, 2023, we have cash and other investments maturing within one year of $13.0 million and an additional $47.1 million maturing between one and five years.

We believe that over the next twelve to twenty-four months our cash generated from operations and investments will provide sufficient sources of liquidity to meet our needs. The actual timing of gross loss and loss adjustment expense payments is unknown and therefore our timing estimates are based on historical experience and the expectations of future payment patterns. In the event our cash from operations and investments are not sufficient, we believe our cash available from financing activities will be sufficient to cover our cash flow needs.

Cash flows from continuing operations for the years ended December 31, 2023, and 2022 were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$8,520	$10,755
Net cash used in investing activities	(9,777)	(6,256)
Net cash used in financing activities	(405)	(5,965)
Net decrease in cash and cash equivalents	$(1,662)	$(1,466)

The Parent Company’s principal source of liquidity is dividend payments and other fees received from ICC, Beverage Insurance Agency Inc., Katkin, and Two Rivers Realty Investments, LLC. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount "not to exceed" the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered "extraordinary" and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from ICC in 2024 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2023 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid dividends of $1,250,000 and $3,000,000 to ICC Holdings, Inc. as of December 31, 2023, and 2022, respectively.

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

~ 57 ~

Item 7A. Quantitative and Qualitative Information about Market Risk

Market Risk

Market risk is the risk that we will incur losses due to adverse changes in the fair value of financial instruments. We have exposure to three principal types of market risk through our investment activities: interest rate risk, credit risk, and equity risk. Our primary market risk exposure is to changes in interest rates. We have not entered, and do not plan to enter, into any derivative financial instruments for hedging interest rate risk, trading, or speculative purposes.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments. Fluctuations in interest rates have a direct impact on the fair value of these securities.

The average maturity of the debt securities in our investment portfolio on December 31, 2023, was 8.4 years. Our debt securities investments include U.S. Treasuries, U.S. Agency MBS, corporate bonds, structured securities, and obligations of state and local governments, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available for sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment managers.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all of our investment securities that are subject to interest rate changes):

	December 31, 2023
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(11,129)	$99,827
100 basis point increase	(5,792)	105,164
No change	—	110,956
100 basis point decrease[1]	6,169	117,125
200 basis point decrease[1]	12,560	123,516

1 Assumes U.S. rates are floored at 0%

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and approximately 85% of our investment securities are rated at least "A" by Moody’s or an equivalent rating quality. We also independently, and through our independent third-party investment managers, monitor the financial condition of all of the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

Equity Risk

Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices.

~ 58 ~

Impact of Inflation

Inflation increases our customers’ needs for property and casualty insurance coverage due to the increase in the value of the property covered and any potential liability exposure. Inflation also increases claims incurred by property and casualty insurers as property repairs, replacements, and medical expenses increase. These cost increases reduce profit margins to the extent that rate increases are not implemented on an adequate and timely basis. We establish property and casualty insurance premium levels before the amounts of loss and loss expenses, or the extent to which inflation may impact these expenses, are known. Therefore, we attempt to anticipate the potential impact of inflation when establishing rates. The Company has positively adjusted its rates over the last three years in an effort to offset the potentially negative impact of rising inflation.

~ 59 ~

Item 8. Financial Statements and Supplementary Data

~ 60 ~

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders

ICC Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ICC Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedules listed in Item 15 of the Company’s Form 10-K (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

~ 61 ~

Valuation of reserves for losses and settlement expenses

Critical Audit Matter Description

As of December 31, 2023, the Company's liability for unpaid losses and settlement expenses was $71.9 million. As described in Note 1-Summary of Significant Accounting Policies and Note 7-Unpaid Losses and Settlement Expenses of the consolidated financial statements, the liability for unpaid losses and settlement expenses represents estimates for both reported and unreported claims and related expenses. The estimates are based on various actuarial methods, models, assumptions, and judgment to estimate the reserves required to pay for and settle all outstanding insured claims as of the financial statement date. There is significant uncertainty inherent in determining management’s best estimate of the losses and settlement expense reserves, requiring the use of informed actuarially based estimates and management’s judgment.

Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts, which may adversely affect the Company’s financial results. Given the subjectivity in estimating ultimate losses and settlement expenses, auditing loss and settlement expense reserves involved an especially high degree of auditor judgment, including the involvement of an auditor-engaged actuarial specialist.

How the Critical Audit Matter was Addressed in the Audit

To test the Company’s estimate of loss and settlement expense reserves, our audit procedures included the following, among others:

-We obtained an understanding and evaluated the design of certain internal controls over the Company’s reserving process for loss and settlement expense reserves.

-We tested the underlying data that served as the basis for the actuarial analysis, including paid loss, case reserve, and settlement expense data, to test the reasonableness of key inputs to the actuarial estimate.

-With assistance from our auditor-engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuarial specialist to develop their unpaid loss and settlement expense reserve estimate.

-We evaluated the Company’s prior year estimate for loss and settlement expense reserves and the factors leading to changes in the estimate in the current year.

We have served as ICC Holdings, Inc. and Subsidiaries' auditor since 2019.

Vienna, VA

March 28, 2024

~ 62 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	December 31,
	2023	2022

Assets:
Investments and cash:
Fixed maturity securities (amortized cost of $119,336,041 at 12/31/2023 and $104,580,681 at 12/31/2022)	$110,955,697	$93,388,971
Common stocks at fair value	12,191,621	20,438,907
Preferred stocks at fair value	2,896,296	2,772,605
Other invested assets, net of allowances for credit losses of $39,000 at 12/31/2023 and $0 at 12/31/2022	8,898,409	4,722,137
Property held for investment, at cost, net of accumulated depreciation of $682,402 at 12/31/2023 and $609,282 at 12/31/2022	5,910,864	6,002,233
Cash and cash equivalents	1,478,135	3,139,986
Total investments and cash	142,331,022	130,464,839
Accrued investment income	915,156	791,812
Premiums and reinsurance balances receivable, net of allowances for credit losses of $143,000 at 12/31/2023 and $50,000 at 12/31/2022	37,220,433	31,270,460
Ceded unearned premiums	755,099	947,851
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for credit losses of $82,000 at 12/31/2023 and $0 at 12/31/2022	12,736,579	13,610,295
Income taxes - current	127,730	22,042
Income taxes - deferred	2,647,636	3,296,688
Deferred policy acquisition costs, net	8,552,459	7,167,036
Property and equipment, at cost, net of accumulated depreciation of $6,990,076 at 12/31/2023 and $6,590,602 at 12/31/2022	3,325,322	3,313,719
Other Assets, net of allowances for credit losses of $5,000 at 12/31/2023 and $0 at 12/31/2022	2,405,577	1,277,469
Total assets	$211,017,013	$192,162,211

Liabilities:
Unpaid losses and settlement expenses	$71,919,585	$67,614,063
Unearned premiums	47,259,637	40,527,182
Reinsurance balances payable	1,132,301	1,405,337
Corporate debt	15,000,000	15,000,000
Accrued expenses	7,442,617	6,072,020
Other liabilities	1,259,324	1,102,678
Total liabilities	144,013,464	131,721,280

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,710,324)	(5,463,535)
Additional paid-in capital	33,330,846	33,119,125
Accumulated other comprehensive (loss), net of tax	(6,621,336)	(8,841,517)
Retained earnings	47,844,368	43,701,233
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(1,875,005)	(2,109,375)
Total equity	67,003,549	60,440,931
Total liabilities and equity	$211,017,013	$192,162,211

1 Par value $0.01; authorized: 2023 –10,000,000 shares and 2022 – 10,000,000 shares; issued: 2023 – 3,500,000 shares and 2022 – 3,500,000 shares; outstanding: 2023 – 3,138,976 shares and 2022 – 3,153,741 shares.

2 2023 – 361,024 shares and 2022 – 346,259 shares

3 2023 – 187,498 shares and 2022 – 210,935 shares

See accompanying notes to consolidated financial statements.

~ 63 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Earnings

	For the Twelve-Months Ended
	December 31,
	2023	2022
Net premiums earned	$75,717,108	$69,057,343
Net investment income	5,179,343	4,034,228
Net realized investment gains	672,857	874,470
Net unrealized gains (losses) on investments	1,135,905	(4,706,405)
Other income	236,914	420,202
Consolidated revenues	82,942,127	69,679,838
Losses and settlement expenses	47,929,630	44,532,729
Policy acquisition costs and other operating expenses	28,521,973	24,896,120
Interest expense on debt	184,122	196,070
General corporate expenses	784,308	776,747
Total expenses	77,420,033	70,401,666
Earnings (loss) before income taxes	5,522,094	(721,828)
Income tax expense:
Current	1,176,081	984,897
Deferred	89,118	(1,125,063)
Total income tax expense (benefit)	1,265,199	(140,166)
Net earnings (loss)	$4,256,895	$(581,662)

Earnings per share:
Basic:
Basic net earnings (loss) per share	$1.44	$(0.19)
Diluted:
Diluted net earnings (loss) per share	$1.43	$(0.19)

Weighted average number of common shares outstanding:
Basic	2,946,892	3,032,155
Diluted	2,966,679	3,032,155

Net earnings (loss)	$4,256,895	$(581,662)
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on fixed maturity securities:
Unrealized holdings gains (losses) arising during the period, net of income tax expense (benefit) of $577,835 in 2023 and $(3,128,757) in 2022	$2,173,761	$(11,770,084)
Excluding losses included in net income, net of income tax (benefit) of $(12,340) in 2023 and $(2,270) in 2022	46,420	8,540
Total other comprehensive earnings (loss)	2,220,181	(11,761,544)
Comprehensive earnings (loss)	$6,477,076	$(12,343,206)

See accompanying notes to consolidated financial statements.

~ 64 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock	Treasury stock		Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2022	$35,000	$(3,155,399)		$(2,343,745)	$32,965,136	$44,282,895	$2,920,027	$74,703,914
Purchase of treasury stock	—	(2,509,582)		—	—	—	—	(2,509,582)
Net earnings	—	—		—	—	(581,662)	—	(581,662)
Other comprehensive earnings, net of tax	—	—		—	—	—	(11,761,544)	(11,761,544)
Restricted stock unit expense	—	201,446	[1]	—	3,957	—	—	205,403
ESOP compensation expense	—	—		234,370	150,032	—	—	384,402
Balance, January 1, 2023	$35,000	$(5,463,535)		$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—		—	—	(113,760)	—	(113,760)
Purchase of treasury stock	—	(405,463)		—	—	—	—	(405,463)
Net earnings	—	—		—	—	4,256,895	—	4,256,895
Other comprehensive earnings, net of tax	—	—		—	—	—	2,220,181	2,220,181
Restricted stock unit expense	—	158,674	[1]	—	73,612	—	—	232,286
ESOP compensation expense	—	—		234,370	138,109	—	—	372,479
Balance, December 31, 2023	$35,000	$(5,710,324)		$(1,875,005)	$33,330,846	$47,844,368	$(6,621,336)	$67,003,549

1 Amount represents restricted stock units that have fully vested in the period.

See accompanying notes to consolidated financial statements.

~ 65 ~

ICC Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve-Month Periods Ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$4,256,895	$(581,662)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized investment gains	(672,857)	(874,470)
Net unrealized (gains) losses on investments	(1,135,905)	4,706,405
Depreciation	763,815	693,067
Deferred income tax	89,118	(1,125,063)
Amortization of bond premium and discount	53,322	175,085
Stock-based compensation expense	604,765	589,805
Change in:
Accrued investment income	(123,344)	(132,399)
Premiums and reinsurance balances receivable	(5,949,973)	(4,070,656)
Ceded unearned premiums	192,752	19,171
Reinsurance balances recoverable	775,716	910,924
Deferred policy acquisition costs	(1,385,423)	(628,192)
Unpaid losses and settlement expenses	4,305,522	5,779,254
Unearned premiums	6,732,455	4,314,916
Reinsurance balances payable	(273,036)	37,043
Accrued expenses	1,370,597	630,409
Current federal income tax	(105,688)	173,652
Other	(978,466)	137,845
Net cash provided by operating activities	8,520,265	10,755,134
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(26,444,434)	(20,443,812)
Common stocks	(4,016,392)	(4,481,474)
Preferred stocks	(285,649)	(1,208,744)
Other invested assets	(4,805,110)	(1,874,993)
Property held for investment	(1,633,885)	(940,997)
Property and equipment	(617,324)	(711,133)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	11,578,761	17,820,507
Common stocks	14,169,474	4,402,327
Preferred stocks	337,440	646,552
Other invested assets	373,307	238,723
Property held for investment	1,545,977	278,679
Property and equipment	21,182	17,763
Net cash used in investing activities	(9,776,653)	(6,256,602)
Cash flows from financing activities:
Proceeds from loans	—	5,000,000
Repayments of borrowed funds	—	(8,455,342)
Purchase of treasury stock	(405,463)	(2,509,582)
Net cash used in financing activities	(405,463)	(5,964,924)
Net decrease in cash and cash equivalents	(1,661,851)	(1,466,392)
Cash and cash equivalents at beginning of year	3,139,986	4,606,378
Cash and cash equivalents at end of period	$1,478,135	$3,139,986
Supplemental information:
Federal income tax paid	$500,000	$370,000
Interest paid	$184,100	$190,200

See accompanying notes to consolidated financial statements.

~ 66 ~

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in these financial statements, references to the "Company," "we," "us," and "our" refer to the consolidated group. In March 2017, the Company’s stock began trading on the NASDAQ Capital Market under the ticker symbol "ICCH." On a stand-alone basis ICC Holdings, Inc. is referred to as the "Parent Company." The consolidated group consists of the holding company, ICC Holdings, Inc.; Two Rivers Realty Investments, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., a wholesale insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; Southern Hospitality Education, LLC, dba Katkin, a full-service food safety and education company; Guild Insurance Inc., an operating insurance agency; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company. ICC owns Two Rivers Investment Properties, LLC, a real estate services and holding company, and ICC Re Limited, a vehicle to participate in various Lloyd's of London (Lloyd's) syndicate's underwriting activity.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 23.1% and 22.6% of the premium was written in Illinois for the years ended December 31, 2023, and December 31, 2022, respectively. The Company operates as a single segment.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the periods then ended, and the accompanying notes to the consolidated financial statements. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The most significant of these amounts is the liability for unpaid losses and settlement expenses. Other estimates include investment valuation and current expected credit loss (CECL) allowances, reinsurance recoverables and the collectability of reinsurance balances, recoverability of deferred tax assets, and deferred policy acquisition costs. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Although recorded estimates are supported by actuarial computations and other supportive data, the estimates are ultimately based on expectations of future events. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

~ 67 ~

CURRENT EXPECTED CREDIT LOSSES

Effective with the adoption of ASU 2016-13, Financial Instruments—Credit Losses, on January 1, 2023, we consider several factors, including, but not limited to, the following when evaluating whether a decline in value for AFS debt securities relates to credit losses:

•	the extent to which the fair value is less than cost;
•

adverse conditions related to the security, an industry, geographic area such as changes in the financial condition of the issuer of the security, changes in the technology, or discontinuation of a segment of the business that may affect future earnings potential;

•	the payment structure of the debt security and the likelihood of the issuer being able to make future payments;
•	failure of the issuer of the security to make scheduled interest or principal payments; and
•	any changes to the rating of the security by a rating agency.

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of January 1, 2023, and December 31, 2023, there were no securities for which an allowance for credit losses adjustment was needed.

Quantitative and qualitative criteria are considered to varying degrees depending on the sector in which the analysis is being performed. The sectors are as follows:

Corporates

The Company performs a qualitative evaluation of holdings that fall below a price threshold and above a spread threshold. The analysis begins with an opinion of industry and competitive position. This includes an assessment of factors that enable the profit structure of the business (e.g., reserve profile for exploration and production companies), competitive advantage (e.g., distribution system), management strategy, and an analysis of trends in return on invested capital. Analysts may also review other factors to determine whether an impairment exists including liquidity, asset value cash flow generation, and industry multiples.

Municipals

The Company performs a qualitative evaluation of holdings that fall below a price threshold and above a spread threshold. This analysis includes an assessment of the factors that may be contributing to the unrealized loss and whether the recovery value is greater or less than the current market value.

Structured Securities

The "stated assumptions" analytic approach relies on actual 6-month average collateral performance measures (voluntary prepayment rate, gross default rate, and loss severity) sourced through third party data providers or remittance reports. The analysis applies the stated assumptions throughout the remaining term of the transaction using forecasted cashflows, which are then applied through the transaction structure (reflecting the priority of payments and performance triggers) to determine whether there is a loss to the security ("Loss to Tranche"). For securities or sectors for which no actual loss or minimal loss has been observed (certain Prime Residential Mortgage Backed Securities (RMBS) and Commercial Mortgage Backed Securities (CMBS), for example), sector-based assumptions are applied, or an alternative quantitative or qualitative analysis is performed.

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

~ 68 ~

D.	OTHER INVESTED ASSETS

Other invested assets include notes receivable, stock, a limited partnership, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest, which management believes reflects fair value. Stock is at fair value when available. The limited partnership is accounted for under the equity method, which is considered a related party. The SAFE investment and the membership in FHLBC are carried at cost.

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

Annually, the Company monitors the financial condition of its reinsurers. The Company’s monitoring efforts include, but are not limited to, the review of annual summarized reinsurer financial data and analysis of the credit risk associated with reinsurance balances recoverable by monitoring the A.M. Best and Standard & Poor’s (S&P) ratings. In addition, the Company subjects its reinsurance recoverables to detailed recoverable tests, including an analysis based on average default by A.M. Best rating. Based upon the review and testing, the Company’s policy is to charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from reinsurers. This allowance is reviewed on an ongoing basis to ensure that the amount makes a reasonable provision for reinsurance balances that the Company may be unable to recover.

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

Property and equipment are presented at cost, less accumulated depreciation, and are depreciated using accelerated methods for financial statement purposes for a period based on their economic life. Computer equipment is depreciated over 3 years and equipment over a range of 5 to 7 years. Buildings are depreciated over 39 years and related improvements over 15 years. Annually, the Company reviews the major asset classes held for impairment. For the years ended December 31, 2023, and 2022, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	December 31,	December 31,
	2023	2022
Automobiles	$645,458	$637,306
Furniture and fixtures	525,843	520,835
Computer equipment and software	5,037,301	4,720,932
Home office	4,106,796	4,025,248
Total cost	10,315,398	9,904,321
Accumulated depreciation	(6,990,076)	(6,590,602)
Net property and equipment	$3,325,322	$3,313,719

J.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The liability for unpaid losses and settlement expenses represents estimates of both reported and unreported claims and related expenses. The estimates are based on various actuarial reserving methodologies and other assumptions related to the ultimate cost to settle such claims. The reserving methodologies used are Loss Development for paid and incurred loss and settlement expense, Expected Loss Ratio for ultimate loss and settlement expense, Bornhuetter-Ferguson (B-F) for paid and incurred loss, and A&OE (also known as the "Wendy Johnson Method") for unpaid adjusting and other expense. The assumptions used are subject to occasional changes due to evolving economic, social, and political conditions. There were no changes to the core methodologies used as of December 31, 2023.

All estimates are periodically reviewed and, as experience develops and new information becomes known, the reserves are adjusted, as necessary. Such adjustments are reflected in the results of operations in the period in which they are determined. Due to the inherent uncertainty in estimating reserves for losses and settlement expenses, there can be no assurance that the ultimate liability will not exceed recorded amounts. If actual liabilities do exceed recorded amounts, there will be an adverse effect. Based on the current assumptions used in estimating reserves, we believe that our overall reserve levels on  December 31, 2023, make a reasonable provision to meet our future obligations. See Note 7 – Unpaid Losses and Settlement Expenses for further discussion.

K.	PREMIUMS

Premiums are recognized ratably over the term of the contracts, net of ceded reinsurance. Unearned premiums represent the portion of premiums written relative to the unexpired terms of coverage. Unearned premiums are calculated on a daily pro rata basis. A premium deficiency reserve should be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceed related unearned premiums. The Company concluded that no premium deficiency adjustments were necessary in either of the years ended December 31, 2023, and 2022.

L.	GENERAL CORPORATE EXPENSES

General corporate expenses consist primarily of real estate and occupancy costs, such as utilities and maintenance, and CECL expenses. These costs do not vary significantly with premium volume but rather with square footage of real estate owned.

~ 70 ~

M.	INCOME TAXES

The Company files a consolidated federal income tax return. Federal income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, operating losses, and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not all or some of the deferred tax assets will not be realized.

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

Comprehensive earnings include net earnings plus unrealized gains (losses) on AFS investment securities, net of tax. In reporting the components of comprehensive earnings on a net basis in the consolidated statement of earnings, the Company used a 21% tax rate for the years ended December 31, 2023, and 2022. Other comprehensive earnings, as shown in the consolidated statements of earnings and comprehensive earnings, is net of tax expense of $590,175 and benefit of $3,126,487 for 2023 and 2022, respectively.

The following table presents changes in accumulated other comprehensive earnings for unrealized gains and losses on available-for-sale fixed maturity securities:

	Year Ended December 31,
	2023	2022
Beginning balance	$(8,841,517)	$2,920,027

Other comprehensive earnings (loss) before reclassification	2,173,761	(11,770,084)
Amount reclassified from accumulated other comprehensive earnings	46,420	8,540
Net current period other comprehensive earnings (loss)	2,220,181	(11,761,544)
Ending balance	$(6,621,336)	$(8,841,517)

Amounts Reclassified from
Accumulated Other Comprehensive Loss
	Twelve-Month Periods Ended
Details about Accumulated Other	December 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2023	2022	where Net Earnings is Presented
Unrealized losses on AFS investments:
	$58,760	$10,810	Net realized investment losses
	(12,340)	(2,270)	Income tax (benefit)
Total exclusion, net of tax	$46,420	$8,540

~ 71 ~

Q.	ADOPTED ACCOUNTING PRONOUNCEMENTS

Financial Instruments Credit Losses (ASU 2018-19 and ASU 2016-13) – On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve the recognition and measurement of credit losses and to provide more decision-useful information about those losses. This new impairment model is based on the expected losses rather than incurred losses. ASU 2016-13 requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net earnings. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses but is limited to the amount by which the fair value is less than amortized cost. The Company applied this standard to fixed maturity securities, accrued interest, premiums and reinsurance balances receivable, reinsurance balances recoverable on unpaid losses and settlement expenses, and other assets using the loss-rate method. In total, the cumulative effect adjustment made to the financials as of the beginning of the year for CECL resulted in a $113,760 decrease in retained earnings.

R.	PROSPECITIVE ACCOUNTING STANDARDS

The dates presented below represent the implementation dates for the Company.

Improvements to Income Tax Disclosures (ASU 2023-09) – On January 1, 2025, the Company will have to adopt ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 was designed to increase transparency about income tax information through improvements to the rate reconciliation and disclosure of income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

~ 72 ~

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

The Company had protection of $14.0 million in excess of $1.0 million for both the years ended December 31, 2023, and 2022. The catastrophe program is actively managed to keep net retention in line with risk tolerances and to optimize the risk/return trade off. The catastrophe reinsurance treaty renewed on January 1, 2024.

Reinsurance

Reinsurance does not discharge the Company from its primary liability to policyholders, and to the extent that a reinsurer is unable to meet its obligations, the Company would be liable. On a yearly basis, the financial condition of prospective and existing reinsurers is monitored. As a result, the Company purchases reinsurance from several financially strong reinsurers. The Company had $82.0 thousand and $0 allowances recorded related to CECL on paid and unpaid recoverables at December 31, 2023, and 2022. See Note 6 –Reinsurance for further discussion.

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

T.	INTANGIBLES

Intangible assets are reported within Other Assets on the Consolidated Balance Sheets. Finite-lived intangible assets are amortized over their estimated useful lives. Intangible assets are presented in the following table.

			2023		2022
	Inception date	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Guild customer/broker relationships and name recognition	10/2/2023	15 years	$1,005,783	$16,763	$—	$—
Katkin customer/supplier relationships, certifications, and system	10/1/2021	3 years	47,500	35,625	47,500	19,792
Total intangible assets			$1,053,283	$52,388	$47,500	$19,792

~ 73 ~

The National Association of Insurance Commissioners (NAIC) has developed Property/Casualty Risk-Based Capital (RBC) standards that relate an insurer’s reported statutory surplus to the risks inherent in its overall operations. The RBC formula uses the statutory annual statement to calculate the minimum indicated capital level to support asset (investment and credit) risk and underwriting (loss reserves, premiums written, and unearned premium) risk. The NAIC model law calls for various levels of regulatory action based on the magnitude of an indicated RBC capital deficiency, if any. As of December 31, 2023, the Company determined that its capital levels are well in excess of the minimum capital requirements for all RBC action levels and that its capital levels are sufficient to support the level of risk inherent in its operations. See Note 10 – Statutory Information and Dividend Restrictions for further discussion of statutory information and related insurance regulatory restrictions.

In addition, ratings are a critical factor in establishing the competitive position of insurance companies. The Company is rated by A.M. Best. This rating reflects their opinion of the insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders.

~ 74 ~

2.	INVESTMENTS

NET INVESTMENT INCOME

A summary of net investment income for the years ended December 31, 2023, and 2022 is as follows:

	2023	2022
AFS, fixed maturity securities	$4,099,739	$3,122,028
Investment property	953,532	904,533
Equity securities	838,959	778,707
Other Invested Assets	136,709	154,332
Cash and short-term investments	100,404	24,628
Investment revenue	6,129,343	4,984,228
Less investment expenses	(950,000)	(950,000)
Net investment income	$5,179,343	$4,034,228

INVESTMENT RELATED GAINS (LOSSES)

The following is a summary of the proceeds from sales, maturities, and calls of fixed maturity and equity securities and the related gross realized gains and losses for the years ended December 31, 2023, and 2022.

				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2023
Fixed maturity securities	$11,578,761	$—	$(58,760)	$(58,760)
Common stocks	14,169,474	2,336,113	(1,627,268)	708,845
Preferred stocks	337,440	29,371	(6,599)	22,772
2022
Fixed maturity securities	$17,820,507	$107,368	$(118,178)	$(10,810)
Common stocks	4,402,327	1,213,519	(316,079)	897,440
Preferred stocks	646,552	8,748	(20,908)	(12,160)

The amortized cost and estimated fair value of fixed income securities at December 31, 2023, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,747,381	$4,693,100
Due after one year through five years	14,750,461	14,212,036
Due after five years through 10 years	23,879,765	22,518,014
Due after 10 years	26,372,013	22,341,659
Asset and mortgage-backed securities without a specific due date	49,400,028	47,020,328
Redeemable preferred stocks	186,393	170,560
Total fixed maturity securities	$119,336,041	$110,955,697

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at December 31, 2023, and 2022.

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2023
Fixed maturity securities:
U.S. Treasury	$1,351,768	$1,289,774	$—	$(61,994)
MBS/ABS/CMBS	49,400,028	47,020,328	283,957	(2,663,657)
Corporate	45,764,492	42,981,718	287,412	(3,070,186)
Municipal	22,633,360	19,493,317	153,103	(3,293,146)
Redeemable preferred stock	186,393	170,560	—	(15,833)
Total fixed maturity securities	$119,336,041	$110,955,697	$724,472	$(9,104,816)

~ 75 ~

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2022
Fixed maturity securities:
U.S. Treasury	$1,352,752	$1,252,960	$—	$(99,792)
MBS/ABS/CMBS	41,858,596	38,803,341	51,477	(3,106,732)
Corporate	39,716,139	35,602,055	38,867	(4,152,951)
Municipal	21,437,389	17,541,694	78,117	(3,973,812)
Redeemable preferred stock	215,805	188,921	—	(26,884)
Total fixed maturity securities	$104,580,681	$93,388,971	$168,461	$(11,360,171)

MORTGAGE-BACKED, COMMERCIAL MORTGAGE-BACKED AND ASSET-BACKED SECURITIES

All the Company’s collateralized securities carry an average credit rating of AA by one or more major rating agency and continue to pay according to contractual terms. Included within MBS/ABS/CMBS are residential mortgage backed securities with fair values of $32,928,128 and $19,288,540 and commercial mortgage backed securities of $5,629,659 and $8,946,897 at December 31, 2023, and 2022, respectively. The company has recorded no CECL allowances related to available for sale investments at December 31, 2023 and December 31, 2022, respectively.

UNREALIZED LOSSES ON AFS SECURITIES

The following table is also used as part of the impairment analysis and displays the total value of securities that were in an unrealized loss position as of December 31, 2023, and 2022. The table segregates the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The table further classifies the securities based on the length of time they have been in an unrealized loss position.

	December 31, 2023			December 31, 2022
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,289,774	$1,289,774	$615,367	$637,594	$1,252,961
Amortized cost	—	1,351,768	1,351,768	652,424	700,329	1,352,753
Unrealized loss	—	(61,994)	(61,994)	(37,057)	(62,735)	(99,792)
MBS/ABS/CMBS
Fair value	8,345,340	24,323,865	32,669,205	21,199,819	12,833,310	34,033,129
Amortized cost	8,462,010	26,870,852	35,332,862	22,564,779	14,575,082	37,139,861
Unrealized loss	(116,670)	(2,546,987)	(2,663,657)	(1,364,960)	(1,741,772)	(3,106,732)
Corporate
Fair value	477,051	33,352,754	33,829,805	27,688,403	5,829,396	33,517,799
Amortized cost	478,370	36,421,621	36,899,991	30,584,890	7,085,860	37,670,750
Unrealized loss	(1,319)	(3,068,867)	(3,070,186)	(2,896,487)	(1,256,464)	(4,152,951)
Municipal
Fair value	—	12,149,238	12,149,238	11,502,050	2,079,831	13,581,881
Amortized cost	—	15,442,384	15,442,384	14,590,996	2,964,697	17,555,693
Unrealized loss	—	(3,293,146)	(3,293,146)	(3,088,946)	(884,866)	(3,973,812)
Redeemable preferred stock
Fair value	149,240	21,320	170,560	188,921	—	188,921
Amortized cost	161,549	24,844	186,393	215,805	—	215,805
Unrealized loss	(12,309)	(3,524)	(15,833)	(26,884)	—	(26,884)
Total
Fair value	8,971,631	71,136,951	80,108,582	61,194,560	21,380,131	82,574,691
Amortized cost	9,101,929	80,111,469	89,213,398	68,608,894	25,325,968	93,934,862
Unrealized loss	$(130,298)	$(8,974,518)	$(9,104,816)	$(7,414,334)	$(3,945,837)	$(11,360,171)

The fixed income portfolio contained 221 securities in an unrealized loss position as of December 31, 2023. Of these 221 securities, 203 have been in an unrealized loss position for 12 consecutive months or longer and represent $8,974,518 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no CECL allowances related to the fixed income portfolio recognized in net earnings during the twelve months ended December 31, 2023 and no other-than-temporary impairment losses as of December 31, 2022. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be a maturity.

~ 76 ~

As required by law, certain fixed maturity investments amounting to $3,351,574 and $3,290,386 at December 31, 2023, and 2022, respectively, were on deposit with regulatory authorities.

UNREALIZED GAINS AND LOSSES ON INVESTMENTS

Net unrealized gains and losses for the twelve months ended December 31, 2023, and 2022 for investments held as of December 31, 2023 and  December 31, 2022 were $1,135,905 in gains and $4,706,405 in losses, respectively.

OTHER INVESTED ASSETS

Other invested assets as of December 31, 2023 and  December 31, 2022 were $8,898,409 and $4,722,137, respectively. Other invested assets as of December 31, 2023 include privately held investments of $2,197,232, notes receivable of $5,495,979, Funds at Lloyd's of $819,198, and a $425,000 membership in the FHLBC. As of December 31, 2022, privately held investments were $214,630, notes receivable were $4,082,507, and the membership in FHLBC was $425,000.

As of December 31, 2023, privately held investments are comprised of a $1,734,622 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $212,610 in stock carried at fair value. The limited partnership is considered a related party. In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. In May and December 2023, the Company received calls for $1.95 million for a limited partnership from the private investment fund. Our balance available for future endeavors with the private investment fund is $8.05 million as of December 31, 2023. As of December 31, 2022 no calls were received. As of December 31, 2022, the privately held investments were entirely stock carried at fair value.

As of December 31, 2023, most of the notes receivable bear interested between 3.9% and 8.25%. One note has interest at prime minus 25 basis points with a floor of 4.0%. For the twelve months ended December 31, 2023, $373,307 in note payments were received and $0 in accrued principal and interest was recorded. The Company had $39,000 in CECL allowances recorded related to uncollectible note receivables at December 31, 2023 and no CECL allowance at December 31, 2022.

The Funds at Lloyd's and membership in the FHLBC are carried at cost.

PROPERTY HELD FOR INVESTMENT

As of December 31, 2023, investment property comprised of 70 rental units consisting of single-family homes, duplexes, condominiums, senior living units, and a seven-plex property. These rentals are in Carbon Cliff, Illinois; Colona, Illinois; East Moline, Illinois; Milan, Illinois; Moline, Illinois; Rock Island, Illinois; Silvis, Illinois; and Le Claire, Iowa. Property held for investment is net of accumulated depreciation of $682,402 and $609,282 as of December 31, 2023, and 2022, respectively. Related depreciation expense was $179,277 and $169,199 for the years ended December 31, 2023, and 2022, respectively.

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

~ 77 ~

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

Corporate, Agencies, and Municipal Bonds—The pricing vendor employs a multi-dimensional model which uses standard inputs including (listed in order of priority for use) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, and other reference data. The pricing vendor also monitors market indicators, as well as industry and economic events. All bonds valued using these techniques are classified as Level 2. All Corporate, Agencies, and Municipal securities are deemed Level 2.

Mortgage-backed Securities (MBS), Collateralized Mortgage Obligations (CMO), Commercial Mortgage-backed Securities (CMBS) and Asset-backed Securities (ABS)—The pricing vendor evaluation methodology includes principally interest rate movements and new issue data. Evaluation of the tranches (non-volatile, volatile, or credit sensitivity) is based on the pricing vendors’ interpretation of accepted modeling and pricing conventions. This information is then used to determine the cash flows for each tranche, benchmark yields, pre-payment assumptions, and to incorporate collateral performance. To evaluate CMO volatility, an option-adjusted spread model is used in combination with models that simulate interest rate paths to determine market price information. This process allows the pricing vendor to obtain evaluations of a broad universe of securities in a way that reflects changes in yield curve, index rates, implied volatility, mortgage rates, and recent trade activity. MBS, CMBS, CMO, and ABS with corroborated and observable inputs are classified as Level 2. All MBS, CMBS, CMO, and ABS holdings are deemed Level 2.

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

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets include notes receivable, stock, a limited partnership, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest. Stock is at fair value when available. The limited partnership is accounted for under the equity method, which is considered a related party. The SAFE investment and the membership in FHLBC are carried at cost.

Assets measured at fair value on a recurring basis as of December 31, 2023, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,289,774	$—	$—	$1,289,774
MBS/ABS/CMBS	—	47,020,328	—	47,020,328
Corporate	—	42,981,718	—	42,981,718
Municipal	—	19,493,317	—	19,493,317
Redeemable preferred stocks	—	170,560	—	170,560
Total fixed maturity securities	1,289,774	109,665,923	—	110,955,697
Equity securities
Common stocks	12,191,621	—	—	12,191,621
Perpetual preferred stocks	—	2,896,296	—	2,896,296
Total equity securities	12,191,621	2,896,296	—	15,087,917
Total marketable investments measured at fair value	$13,481,395	$112,562,219	$—	$126,043,614

~ 78 ~

Assets measured at fair value on a recurring basis as of December 31, 2022, are as summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,252,960	$—	$—	$1,252,960
MBS/ABS/CMBS	—	38,803,341	—	38,803,341
Corporate	—	35,602,055	—	35,602,055
Municipal	—	17,541,694	—	17,541,694
Redeemable preferred stocks	—	188,921	—	188,921
Total fixed maturity securities	1,252,960	92,136,011	—	93,388,971
Equity securities
Common stocks	20,438,907	—	—	20,438,907
Perpetual preferred stocks	—	2,772,605	—	2,772,605
Total equity securities	20,438,907	2,772,605	—	23,211,512
Total marketable investments measured at fair value	$21,691,867	$94,908,616	$—	$116,600,483

4.	POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized to income for the years ended December 31 are summarized as follows:

	2023	2022
Deferred policy acquisition costs (DAC), beginning of year	$7,167,036	$6,538,844
Deferred:
Direct commission	13,849,194	12,330,776
Premium taxes	1,702,222	1,271,971
Ceding commissions	(485,089)	(693,178)
Underwriting	1,423,178	1,186,150
Net deferred	16,489,505	14,095,719
Amortized	15,104,082	13,467,527
DAC, end of year	$8,552,459	$7,167,036

Policy acquisition costs:
Amortized to expense	$15,104,082	$13,467,527
Period costs:
Contingent commission	2,290,826	1,796,256
Other underwriting expenses	11,127,065	9,632,337
Total policy acquisition costs	$28,521,973	$24,896,120

~ 79 ~

5.	DEBT

Debt Obligation

As of December 31, 2023, and 2022, the Company had $15,000,000 in outstanding debt, respectively.

The Company has borrowing capacity of $48.2 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of ICC as of year-end. As of  December 31, 2023, the Company has used $15.0 million of that capacity.

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

The Company has $19.7 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

We increased our revolving line of credit with a commercial bank from $2.0 million to $4.0 million in July 2022. As of December 31, 2023, the balance on the line of credit was $0. The line of credit is priced at prime plus 0.5% with a floor of 6.0% and renews annually with a current expiration date of July 5, 2024. The Company pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer's statutory capital and surplus as determined in accordance with the statutory accounting applicable to the annual financial statements required to be filed with the Illinois Department of Insurance. As of  December 31, 2023, our total adjusted capital is $62.9 million. There was no interest paid on the line of credit during the years ended  December 31, 2023, and 2022.

6.	REINSURANCE

In the ordinary course of business, the Company assumes and cedes premiums and selected insured risks with other insurance companies, known as reinsurance. A large portion of the reinsurance is put into effect under contracts known as treaties and, in some instances, by negotiation on each individual risk (known as facultative reinsurance). In addition, there are several types of treaties including quota share, excess of loss, and catastrophe reinsurance contracts that protect against losses over stipulated amounts arising from any one occurrence or event. The arrangements allow the Company to pursue greater diversification of business and serve to limit the maximum net loss to a single event, such as a catastrophe. Through the quantification of exposed policy limits in each region and the extensive use of computer-assisted modeling techniques, management monitors the concentration of risks exposed to catastrophic events.

Through the purchase of reinsurance, the Company also generally limits its net loss on any individual risk to a maximum of $1,000,000 for casualty and workers’ compensation business and $1,000,000 for property, although certain treaties contain an annual aggregate deductible before reinsurance applies.

~ 80 ~

Premiums, written and earned, along with losses and settlement expenses incurred for the years ended December 31 are summarized as follows:

	2023	2022
WRITTEN
Direct	$92,990,535	$82,726,634
Reinsurance assumed	162,368	157,268
Reinsurance ceded	(10,510,588)	(9,492,472)
Net	$82,642,315	$73,391,430
EARNED
Direct	$86,260,082	$78,411,890
Reinsurance assumed	160,365	157,097
Reinsurance ceded	(10,703,339)	(9,511,644)
Net	$75,717,108	$69,057,343
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$52,727,899	$50,290,695
Reinsurance assumed	102,365	94,482
Reinsurance ceded	(4,900,634)	(5,852,448)
Net	$47,929,630	$44,532,729

The reinsurance assumed business consists of assigned risk pools, which require the Company to participate in certain workers’ compensation and other liability pools, as a result of their licensure and premium writings in the various states in which it does business.

At December 31, 2023, and 2022, the Company had reinsurance recoverable on unpaid losses and settlement expenses totaling $12,736,579 and $13,610,295, respectively. All the Company’s reinsurance recoverables are due from companies with financial strength ratings of "A" or better by A.M. Best.

The following table displays net reinsurance balances recoverable, after consideration of collateral, on paid losses and settlement expenses, known case and IBNR loss and settlement expense reserves, unearned premiums, and contingent commissions from the Company’s top 10 reinsurers as of December 31, 2023. These reinsurers all have financial strength ratings of "A" or better by A.M. Best. Also shown are the amounts of written premium ceded to these reinsurers during the calendar year 2023.

		Net Reinsurer	Percent	Ceded	Percent
	A.M. Best	Exposure as of	of	Premiums	of
(In thousands)	Rating	December 31, 2023	Total	Written	Total
General Reinsurance Corporation	A++	$11,509	74.8%	$7,295	69.4%
Renaissance Reinsurance U.S. Incorporated	A+	750	4.9%	711	6.8%
Hannover Rueck SE	A+	467	3.0%	427	4.1%
Partner Reinsurance Co. of the U.S.	A+	447	2.9%	—	0.0%
Aspen Insurance UK Ltd.	A	336	2.2%	—	0.0%
Swiss Reinsurance	A+	288	1.9%	78	0.7%
Houston Casualty Company	A++	250	1.6%	310	2.9%
Axis Reinsurance Company	A	210	1.4%	—	0.0%
Everest Reinsurance Company	A+	179	1.2%	—	0.1%
Lloyd's Syndicate Number 2791	A	135	0.9%	455	4.3%
All other reinsurers including anticipated subrogation		812	5.3%	1,235	11.7%
		$15,383	100.0%	$10,511	100.0%

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

~ 81 ~

Once regulatory action (such as receivership, finding of insolvency, order of conservation, or order of liquidation) is taken against a reinsurer, the paid and unpaid recoverable for the reinsurer are specifically identified and written off through the use of the allowance for estimated unrecoverable amounts from reinsurers. When such a balance is written off, it is done in full. The Company then re-evaluates the remaining allowance and determines whether the balance is sufficient as detailed above, and if needed, an additional allowance is recognized, and income charged. The Company had $82.0 thousand and $0 allowances recorded related to CECL on paid and unpaid recoverables at December 31, 2023, and 2022. The Company has no receivables with a due date that extends beyond 90 days from the date of billing that are not included in the allowance for uncollectible amounts.

7.	UNPAID LOSSES AND SETTLEMENT EXPENSES

Loss Development Tables

The following tables represent cumulative incurred losses and settlement expenses, net of reinsurance, by accident year and cumulative paid loss and settlement expenses, net of reinsurance, by accident year, for the years ended December 31, 2014 to 2023, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2023. The information about incurred and paid claims development for the years ended December 31, 2014 to 2022, is presented as unaudited required supplementary information. The property line of business has been disaggregated based on the shorter payout period in comparison to the workers compensation and liability lines of business.

PROPERTY LINES
Incurred loss and settlement expenses, net of reinsurance ($'s in thousands)											As of December 31, 2023
	Year Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$8,865	$7,586	$7,798	$7,883	$7,817	$7,785	$7,784	$7,792	$7,794	$7,794	$—	740
2015		7,693	7,494	7,717	7,634	7,654	7,636	7,635	7,642	7,643	—	554
2016			8,941	7,981	8,372	8,381	8,404	8,327	8,387	8,392	(5)	576
2017				13,993	13,568	13,741	13,825	13,622	13,593	13,457	(16)	715
2018					11,454	11,114	10,966	11,030	11,073	11,108	(36)	725
2019						13,933	14,758	14,976	15,078	15,145	(14)	833
2020							13,997	15,056	15,195	16,005	(52)	937
2021								12,968	14,799	15,392	(287)	747
2022									16,568	16,523	(298)	746
2023										16,433	593	641
Total										$127,891

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$6,243	$7,631	$7,746	$7,796	$7,795	$7,795	$7,801	$7,803	$7,805	$7,805
2015		5,057	7,040	7,474	7,645	7,660	7,657	7,645	7,642	7,643
2016			6,157	7,624	8,236	8,356	8,437	8,465	8,384	8,397
2017				10,055	13,482	13,610	13,595	13,363	13,451	13,469
2018					8,487	11,009	11,025	11,062	11,117	11,144
2019						11,621	14,161	14,855	14,902	14,974
2020							10,620	14,485	15,540	15,786
2021								11,220	14,712	15,603
2022									12,898	16,534
2023										13,934
Total										$125,291
Unpaid losses and settlement expense - years 2014 through 2023										2,600
Unpaid losses and settlement expense - prior to 2014										11
Unpaid loss and settlement expense, net of reinsurance										$2,611

*Presented as unaudited required supplementary information.

~ 82 ~

WORKERS' COMPENSATION AND LIABILITY LINES
Incurred loss and settlement expenses, net of reinsurance ($'s in thousands)											As of December 31, 2023
	Year Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$13,385	$14,744	$15,341	$16,719	$16,881	$16,996	$16,954	$16,930	$16,995	$17,064	$78	1,213
2015		16,597	13,876	13,441	13,862	14,486	14,714	15,182	15,209	15,501	40	1,095
2016			16,678	14,843	16,240	16,855	17,546	18,412	18,608	18,807	61	1,042
2017				15,808	15,803	15,842	15,976	17,068	18,049	17,879	60	1,042
2018					18,308	17,122	17,082	16,925	16,581	16,455	214	1,132
2019						19,630	19,200	19,575	19,364	19,282	433	1,096
2020							17,359	14,107	15,262	15,661	889	640
2021								21,000	21,988	23,877	2,392	865
2022									22,866	21,583	4,830	809
2023										28,948	20,445	578
Total										$195,058

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$1,540	$4,088	$9,515	$13,603	$15,232	$15,912	$16,374	$16,401	$16,750	$16,762
2015		1,408	4,319	7,404	10,528	12,487	13,262	13,932	14,478	15,174
2016			1,497	5,488	8,189	12,205	14,206	16,649	17,618	18,461
2017				1,523	5,419	8,753	11,878	14,770	17,141	17,378
2018					1,964	5,656	9,312	12,419	14,687	15,734
2019						3,664	7,453	12,132	14,781	16,268
2020							2,435	4,882	8,026	12,422
2021								3,520	7,825	14,913
2022									3,614	9,236
2023										2,525
Total										138,874
Unpaid losses and settlement expense - years 2014 through 2023										56,184
Unpaid losses and settlement expense - prior to 2014										306
Unpaid loss and settlement expense, net of reinsurance										$56,490

*Presented as unaudited required supplementary information.

~ 83 ~

TOTAL LINES
Incurred loss and settlement expenses, net of reinsurance ($'s in thousands)											As of December 31, 2023
	Year Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	Total IBNR plus expected development on reported claims	Cumulative number of reported claims
2014	$22,250	$22,330	$23,139	$24,601	$24,698	$24,781	$24,737	$24,721	$24,789	$24,858	$78	1,953
2015		24,289	21,370	21,157	21,496	22,140	22,350	22,817	22,852	23,144	40	1,649
2016			25,618	22,824	24,612	25,236	25,951	26,740	26,995	27,199	56	1,618
2017				29,801	29,371	29,583	29,802	30,689	31,642	31,336	44	1,757
2018					29,762	28,236	28,048	27,955	27,654	27,563	178	1,857
2019						33,563	33,958	34,551	34,442	34,427	419	1,929
2020							31,356	29,162	30,457	31,666	837	1,577
2021								33,968	36,787	39,269	2,105	1,612
2022									39,434	38,106	4,532	1,555
2023										45,381	21,038	1,219
Total										$322,949

Cumulative paid loss and settlement expenses, net of reinsurance (in thousands)
	Year Ended December 31,
Accident Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
2014	$7,782	$11,718	$17,261	$21,398	$23,027	$23,707	$24,175	$24,204	$24,554	$24,567
2015		6,465	11,359	14,878	18,173	20,147	20,919	21,577	22,121	22,817
2016			7,654	13,112	16,425	20,561	22,643	25,114	26,002	26,859
2017				11,578	18,901	22,363	25,473	28,134	30,592	30,847
2018					10,451	16,665	20,337	23,481	25,805	26,878
2019						15,285	21,614	26,987	29,683	31,243
2020							13,055	19,367	23,566	28,209
2021								14,740	22,537	30,516
2022									16,512	25,770
2023										16,459
Total										264,165
Unpaid losses and settlement expense - years 2014 through 2023										58,784
Unpaid losses and settlement expense - prior to 2014										317
Unpaid loss and settlement expense, net of reinsurance										$59,101

*Presented as unaudited required supplementary information.

The following table reconciles the loss development information to the consolidated balance sheet for the year ended December 31, 2023, by reportable segment.

(In thousands)	December 31, 2023
Net unpaid losses and settlement expense
Property Lines	$2,611
Workers' Compensation and Liability Lines	56,490
Total unpaid losses and settlement expense, net of reinsurance	59,101
Reinsurance recoverable on losses and settlement expense
Property Lines	1,755
Workers' Compensation and Liability Lines	11,064
Total reinsurance recoverable on unpaid losses and settlement expense	12,819
Total gross unpaid losses and LAE	$71,920

Loss Duration Disclosure

The following table represents the average annual percentage payout of incurred losses by age, net of reinsurance and is presented as unaudited required supplementary information.

	Average annual percentage payout of incurred losses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9+
Property Lines	75.9%	21.9%	1.8%	(0.4)%	0.3%	0.7%	(0.2)%	0.0%	(0.1)%
Liability Lines	12.3%	22.7%	21.8%	19.4%	10.0%	6.8%	2.1%	1.7%	3.3%
Total Lines	37.4%	23.2%	13.5%	11.3%	5.8%	4.3%	1.3%	1.1%	2.2%

~ 84 ~

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses for the years 2023 and 2022.

	For the Twelve-Months Ended
	December 31,

(In thousands)	2023	2022
Unpaid losses and settlement expense - beginning of the period:
Gross	$67,614	$61,835
Less: Ceded	13,610	14,521
Net	54,004	47,314
Increase in incurred losses and settlement expense:
Current year	45,381	39,434
Prior years	2,549	5,099
Total incurred	47,930	44,533
Deduct: Loss and settlement expense payments for claims incurred:
Current year	16,459	16,512
Prior years	26,374	21,331
Total paid	42,833	37,843
Net unpaid losses and settlement expense - end of the period	59,101	54,004
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,737	13,610
Plus: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Gross unpaid losses and settlement expense - end of the period	$71,920	$67,614

Differences from the initial reserve estimates emerged as changes in the ultimate loss estimates were updated through the reserve analysis process. The recognition of the changes in initial reserve estimates occurred over time as claims were reported, initial case reserves were established, initial reserves were reviewed in light of additional information, and ultimate payments were made on the collective set of claims incurred as of that evaluation date. The new information on the ultimate settlement value of claims is updated until all claims in a defined set are settled. As a small specialty insurer with a niche product portfolio, the Company’s experience will ordinarily exhibit fluctuations from period to period. While management attempts to identify and react to systematic changes in the loss environment, it must also consider the volume of experience directly available to the Company and interpret any particular period’s indications with a realistic technical understanding of the reliability of those observations.

A discussion of significant components of reserve development for the two most recent calendar years follows:

2023

For calendar year 2023, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business. Liquor Liability increased $3.1M, most of which was from the 2021 accident year. In addition, Businessowners Property and Liability increased a total of $1.7M, most of which arose from the 2020 accident year. These adverse developments were partially offset by favorable development of $2.2M in Workers’ Compensation, most of which arose from the 2022 accident year.

2022

For calendar year 2022, the Company experienced unfavorable development relative to prior years’ reserve estimates in both its property and liability lines of business. Businessowners Property and Liability increased a total of $3.5M, most of which arose from the 2021 accident year. In addition, Liquor Liability increased $3.3M, most of which arose from the 2020 and 2021 accident years. These adverse developments were partially offset by favorable development of $1.8M in Workers’ Compensation, most of which arose from the 2021 accident year.

~ 85 ~

8.	INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
	2023	2022
Deferred tax assets:
Tax discounting of claim reserves	$1,018,934	$931,054
Unearned premium reserve	1,981,064	1,686,905
Net unrealized depreciation of securities	1,283,391	2,105,391
Deferred compensation	315,575	316,051
Provision for uncollectible accounts	27,300	10,500
Other	191,577	89,347
Deferred tax assets before allowance	4,817,841	5,139,248
Less valuation allowance	—	—
Total deferred tax assets	$4,817,841	$5,139,248
Deferred tax liabilities:
Transition Adjustment for Loss Reserve Discounting	$75,392	$113,088
Deferred policy acquisition costs	1,796,016	1,505,078
Property and equipment	175,571	143,047
Other	123,226	81,347
Total deferred tax liabilities	2,170,205	1,842,560
Net deferred tax asset	$2,647,636	$3,296,688

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

Income tax expense for the years ended December 31, 2023, and 2022, differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Year Ended December 31,
	2023	2022
Provision for income taxes at the statutory federal tax rates	$1,159,640	$(151,584)
Increase (reduction) in taxes resulting from:
GAAP Adjustments for Investments, DAC, and eliminations	(512,357)	818,894
Permanent tax differences	(11,327)	(20,114)
Temporary tax differences	393,686	350,153
PY Federal true-up	(35,328)	245,049
PY State true-up	69,742	(16,275)
State tax expense	112,026	107,519
Change in DTA	89,117	(1,125,063)
Prior year payments applied not already accounted for in PY provision	—	(350,000)
Other	—	1,255
Total	$1,265,199	$(140,166)

The Company’s effective tax rate was 22.9% and 19.4% for 2023 and 2022, respectively. Effective rates are dependent upon components of pretax earnings and the related tax effects.

As of December 31, 2023, the Company does not have any capital or operating loss carryforwards. Periods still subject to Internal Revenue Service (IRS) audit include 2020 through current year. There are currently no open tax exams.

~ 86 ~

9.	EMPLOYEE BENEFITS

401(K) and Bonus and Incentive Plans

The Company maintains a 401(k) and bonus and incentive plans covering executives, managers, and employees. Excluding the 401(k), at the CEO’s discretion, funding of these plans is primarily dependent upon reaching predetermined levels of combined ratio, reduction in operating expenses, growth in direct written premium, and overall renewal retention ratios. Bonuses are earned as the Company generates earnings in excess of this required return. While some management incentive plans may be affected somewhat by other performance factors, the larger influence of corporate performance ensures that the interests of the executives, managers, and employees correspond with those of the stakeholders.

The 401(k) plan offers a matching percentage up to 4% of eligible compensation, as well as a profit sharing percentage of each employee’s compensation. Participants are 100% vested in the matching percentage and vest at a rate of 25% per year for the profit sharing distribution. The total contribution to the 401(k) profit sharing plan was $330,095 and $273,851 for 2023 and 2022, respectively. Additionally, bonuses may be awarded to executives, managers, and associates through company incentive plans, provided certain financial or operational goals are met.

Deferred Compensation

In November 2012, the Company entered into a deferred compensation agreement with an executive of the Company. The agreement requires the Company to make payments to the executive beginning at retirement (age 62). In the event of separation of service without cause prior to age 62, benefits under this agreement vest 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of death prior to retirement, benefits become fully vested and are payable to the executive’s beneficiaries. Using a discount rate of 4.8%, the fully vested obligation under the agreement would total approximately $1,600,618 on January 1, 2032. As of December 31, 2023, and 2022, the accrued liability related to this agreement totaled $545,072 and $486,387, respectively. The Company recognized expense of $131,927 and benefit of $42,731 in 2023 and 2022, respectively.

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. The ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the year ended December 31, 2023, we recognized compensation expense of $432,267 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2023. For the year ended December 31, 2022, we recognized compensation expense of $476,482 related to 23,437 shares of our common stock that were committed to be released to participants’ accounts for the year ended December 31, 2022.

Restricted Stock Units

RSUs were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. the Company recognized $232,286 and $205,403 of RSU expense as of December 31, 2023, and 2022, respectively.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested on December 31, 2022	$273,591	$15.72
Granted	272,802	15.50
Vested	(232,285)	15.26
Nonvested on December 31, 2023	$314,108	$15.87

~ 87 ~

10.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

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

The NAIC has Risk-Based Capital (RBC) standards that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based upon a regulatory definition of risk relative to the Company’s balance sheet and mix of products. As of December 31, 2023, and 2022, ICC had RBC amounts in excess of the authorized control level RBC, as defined by the NAIC. ICC’s statutory capital and surplus as of December 31, 2023, and 2022 were $62,874,928 and $59,735,422, respectively.

The following table includes selected information for our insurance subsidiary:

	As of and Periods Ended December 31,
	2023	2022
Net income, statutory basis	$3,267,217	$3,583,308
Surplus, statutory basis	$62,874,928	$59,735,422

No Illinois domiciled company may pay any extraordinary dividend or make any other extraordinary distribution to its security holders until: (a) 30 days after the Director has received notice of the declaration thereof and has not within such period disapproved the payment, or (b) the Director approves such payment within the 30-day period. For purposes of this subsection, an extraordinary dividend or distribution is any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions, made within the period of 12 consecutive months ending on the date on which the proposed dividend is scheduled for payment or distribution exceeds the greater of: (a) 10% of the Company’s surplus as regards policyholders as of the 31st day of December next preceding, or (b) the net income of the Company for the 12-month period ending the 31st day of December next preceding, but does not include pro rata distributions of any class of the Company’s own securities. As of December 31, 2023, the amount available for payment of dividends by ICC in 2024 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million. ICC paid dividends of $1,250,000 and $3,000,000 to ICC Holdings, Inc. as of December 31, 2023, and 2022, respectively.

The Company did not pay any dividends to security holders in 2023 or 2022. It did, however, make cash dividend payments in the amount of $19,661 and $18,446 in 2023 and 2022, respectively, to Wisconsin policyholders in accordance with policy contractual obligations.

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

The Company has operating obligations related to managing the business. Minimum future payments under cancellable agreements total $0 and $47,000 in 2023 and 2022, respectively.

~ 88 ~

12.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

~ 89 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Balance Sheet – Parent Company Only

	As of	As of
	December 31, 2023	December 31, 2022

Assets
Investment in subsidiaries	$66,340,628	$58,973,935
Fixed maturity securities	2,742,384	3,108,898
Common Stocks	1,431,097	1,303,224
Other invested assets	173,220	213,230
Cash and cash equivalents	668,052	348,692
Due from subsidiaries	1,041,131	1,111,804
Accrued investment income	11,912	9,375
Income taxes - current	664,148	766,927
Goodwill and other intangibles	52,500	86,042
Fixed assets	1,694	15,161
Other assets	142,489	159,426
Total assets	$73,269,255	$66,096,714

Liabilities and Shareholders' Equity
Liabilities:
Debt	$5,366,494	$5,463,608
Accrued expenses	662,969	112,722
Income taxes - deferred	22,853	24,372
Other liabilities	213,390	55,081
Total liabilities	6,265,706	5,655,783
Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,710,324)	(5,463,535)
Additional paid-in capital	33,330,846	33,119,125
Accumulated other comprehensive earnings, net of tax	(6,621,336)	(8,841,517)
Retained earnings	47,844,368	43,701,233
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(1,875,005)	(2,109,375)
Total equity	67,003,549	60,440,931
Total liabilities and equity	$73,269,255	$66,096,714

1 Par value $0.01; authorized: 2023 –10,000,000 shares and 2022 – 10,000,000 shares; issued: 2023 – 3,500,000 shares and 2022 – 3,500,000 shares; outstanding: 2023 – 3,138,976 shares and 2022 – 3,153,741 shares.

2 2023 – 361,024 shares and 2022 – 346,259 shares

3 2023 – 187,498 shares and 2022 – 210,935 shares

~ 90 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Earnings and Comprehensive Earnings – Parent Company Only

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net investment income (loss)	$(28,683)	$19,504
Net realized investment gains	20,186	52,564
Net unrealized gains (losses) on investments	63,457	(189,059)
Other income	2,779	197
Total revenue	57,739	(116,794)
Policy acquisition costs and other operating expenses	1,781,402	1,732,482
Interest expense on debt	—	40,281
General corporate expenses	(5,000)	-
Total expenses	1,776,402	1,772,763

Loss before equity earnings of subsidiaries and income taxes	(1,718,663)	(1,889,557)
Total income tax benefit	(316,569)	(299,543)
Net loss before equity earnings of subsidiaries	(1,402,094)	(1,590,014)
Equity earnings in subsidiaries	5,658,989	1,008,352
Net earnings (loss)	$4,256,895	$(581,662)

Other comprehensive earnings (loss), net of tax	52,458	(209,209)
Equity in other comprehensive earnings (loss) of subsidiaries	2,167,723	(11,552,335)
Comprehensive earnings (loss)	$6,477,076	$(12,343,206)

~ 91 ~

ICC HOLDINGS, INC.

Schedule II — Condensed Financial Information of Registrant

Statement of Cash Flows – Parent Company Only

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net earnings (loss)	$4,256,895	$(581,662)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses on investments	(83,643)	136,495
Depreciation	(12,829)	24,065
Deferred income tax	14,776	23,969
Equity in undistributed income of subsidiaries	(5,658,989)	(1,008,352)
Amortization of bond premium and discount	2,226	761
Stock-based compensation expense	446,091	388,359
Change in:
Intercompany notes receivable	—	4,473
Due to (from) subsidiaries	70,673	(1,046,958)
Accrued investment income	(2,537)	4,371
Accrued expenses	550,247	(4,173)
Current federal income tax	102,779	(312,389)
Other	214,246	(29,924)
Net cash used in operating activities	(100,065)	(2,400,965)
Cash flows from investing activities:
Contributions from subsidiaries	364,529	4,691,823
Purchases of:
Fixed maturity securities	(174,482)	(724,994)
Common stocks	(320,098)	(202,897)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	596,618	573,820
Common stocks	284,423	173,523
Property and equipment	12,338	24,293
Net cash provided by investing activities	763,328	4,535,568
Cash flows from financing activities:
Repayments of borrowed funds	(97,114)	(51,490)
Purchase of treasury stock	(246,789)	(2,308,136)
Net cash used in financing activities	(343,903)	(2,359,626)
Net increase (decrease) in cash and cash equivalents	319,360	(225,023)
Cash and cash equivalents at beginning of year	348,692	573,715
Cash and cash equivalents at end of period	$668,052	$348,692
Supplemental information:
Interest paid	—	38,531

~ 92 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule III — Supplemental Insurance Information

Years ended December 31, 2023, and 2022

(In thousands)	Deferred policy acquisition costs	Future policy benefits, losses, claims, and loss expenses	Unearned premiums	Other policy and benefits payable	Net premiums earned
December 31, 2023
Commercial Business	$8,552	$71,920	$47,260	$1,132	$75,717
Total	$8,552	$71,920	$47,260	$1,132	$75,717
December 31, 2022
Commercial Business	$7,167	$67,614	$40,527	$1,405	$69,057
Total	$7,167	$67,614	$40,527	$1,405	$69,057

(In thousands)	Net investment income	Benefits, claims, losses, and settlement expenses	Amortization of DAC	Other operating expenses	Net premiums written
December 31, 2023
Commercial Business	$5,179	$47,930	$15,104	$14,386	$82,642
Total	$5,179	$47,930	$15,104	$14,386	$82,642
December 31, 2022
Commercial Business	$4,034	$44,533	$13,468	$12,401	$73,391
Total	$4,034	$44,533	$13,468	$12,401	$73,391

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 93 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule IV — Reinsurance

Years ended December 31, 2023, and 2022

(In thousands)		Ceded to	Assumed from		Percentage of
Premiums	Gross	other	other	Net	amount
earned	amount	companies	companies	amount	assumed to net
2023	$86,260	$10,703	$160	$75,717	0.2%
2022	$78,412	$9,512	$157	$69,057	0.2%

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 94 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule V — Valuation and Qualifying Accounts

Years ended December 31, 2023, and 2022

(In thousands)	2023	2022
Beginning balance, allowance for uncollectible amounts	$50	$100
Write-offs, net of (recoveries)	347	141
Change in valuation allowance	(254)	(191)
Ending balance, allowance for uncollectible amounts	$143	$50

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

~ 95 ~

ICC HOLDINGS, INC. AND SUBSIDIARIES

Schedule VI — Supplemental Information

Years ended December 31, 2023, and 2022

	Deferred	Reserve for
	policy	losses and	Discount if			Net
	acquisition	settlement	any deducted	Unearned	Net earned	investment
(In thousands)	costs	expenses	from reserves	premium	premiums	income
2023	$8,552	$71,920	$—	$47,260	$75,717	$5,179
2022	$7,167	$67,614	$—	$40,527	$69,057	$4,034

				Paid losses
	Losses and settlement			and
	expenses incurred related to		Amortization	settlement	Net written
(In thousands)	Current year	Prior year	of DAC	expenses	premiums
2023	$45,381	$2,549	$15,104	$(42,833)	$82,642
2022	$39,434	$5,099	$13,468	$(37,843)	$73,391

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe as specified in the SEC’s rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2023. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as a smaller reporting company, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities and Exchange Act of 1934, as amended) adopted or terminated a "Rule 105b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

~ 97 ~

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required for Item 10 is incorporated by reference to the sections of the proxy statement entitled: "Proposal One: Election of Directors," "Corporate Governance and Board Matters," "Executive Management," "Executive Compensation," and "Committees of the Board of Directors."

Item 11. Executive Compensation

Information required for Item 11 is incorporated by reference to the sections of the proxy statement entitled: "Board Meetings and Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," and "Executive Compensation Practices."

The following table provides information related to equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	45,500	—	[1]	401,689
Equity compensation plans not approved by security holders	—	—		—
Total	45,500	—		401,689

[1]

All awards under the ICC Holdings, Inc. Executive Discretionary Bonus Program are in the form of restricted stock units. Accordingly, they were not included in calculating the weight-average exercise price because shares of common stock will be issued for no consideration.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required for Item 12 is incorporated by reference to the sections of the proxy statement entitled: "Share Ownership of Certain Beneficial Owners."

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required for Item 13 is incorporated by reference to the sections of the proxy statement entitled: "Corporate Governance and Board Matters."

Item 14. Principal Accountant Fees and Services

Information required for Item 14 is incorporated by reference to the sections of the proxy statement entitled: "Fees Paid to the Independent Registered Public Accounting Firm."

~ 98 ~

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1-2) See Item 8 for Consolidated Financial Statements and Schedules included in this report.

(3) Exhibits. See Exhibit Index on page 99.

(b)Exhibits. See Exhibit Index on page 99.

(c)Financial Statement Schedules. See Financial Statement Schedules on pages 91-97.

~ 99 ~

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

4.1	Description of Common Stock
10.1	ICC Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-38046) filed on April 13, 2017).
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

21.1	Subsidiaries of ICC Holdings, Inc.
23.1	Consent of Johnson Lambert LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	ICC Holdings, Inc. Policy on Erroneously Awarded Commission (Clawback Policy)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

~ 100 ~

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

Signature	Capacity	Date

/s/ Arron K. Sutherlad	President and Chief Executive Officer	March 28, 2024
Arron K. Sutherland	(Principal Executive Officer)

/s/ Joel K. Heriford	Director	March 28, 2024
Joel K. Heriford

/s/ Gerald J. Pepping	Director	March 28, 2024
Gerald J. Pepping

/s/ Mark J. Schwab	Director	March 28, 2024
Mark J. Schwab

/s/ James R. Dingman	Director	March 28, 2024
James R. Dingman

	Director	March 28, 2024
R. Kevin Clinton

/s/ John R. Klockau	Director	March 28, 2024
John R. Klockau

/s/ Daniel H. Portes	Director	March 28, 2024
Daniel H. Portes

/s/ Christine C. Schmitt	Director	March 28, 2024
Christine C. Schmitt

/s/ Michael R. Smith	Chief Financial Officer (Principal Financial	March 28, 2024
Michael R. Smith	and Accounting Officer)

~ 101 ~