Form 10-K/A
period 2023-12-31
ICC Holdings, Inc.
filed 2024-04-29
CIK 1681903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                      to                     .
Commission File Number: 001-38046
ICC Holdings, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	81-3359409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 20th Street, Rock Island, Illinois	61201
(Address of principal executive offices)	(Zip Code)
(309) 793-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ICCH	The NASDAQ Stock Market LLC
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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024 (the “Original Filing”). The Company is filing this Amendment solely to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

As a result of this Amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly set forth herein, this Amendment (i) does not amend or otherwise update any other information in the Original Filing (ii) does not reflect events occurring after the date of the Original Filing or (iii) modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original Filing. Except where otherwise noted, all references to “we”, “us”, “our”, or the “Company” are to ICC Holdings, Inc. and its subsidiaries, taken together.

Item 10. Directors, Executive Officers, and Corporate Governance

Certain Information about our Directors

Certain biographical information for our directors is below.

Nominees for Class I Directors - Term Expiring 2024
Name	Position
James R. Dingman	Chairman of the Investment Committee
Member of the Audit Committee
Member of the Executive Committee
John R. Klockau	Member of the Executive Committee
Member of the Investment Committee
Gerald J. Pepping	Chairman of the Board of Directors
Chairman of the Executive Committee
Member of the Investment Committee

James R. Dingman. Mr. Dingman has served on our board of directors since 2009. Mr. Dingman was President and CEO of BankORION, an independent community bank with seven offices and approximately $650 million in assets, from 1987 to 2017. His responsibilities as CEO included management of the bank’s investment portfolio. Mr. Dingman was Board Chair of BankORION and its holding company, Orion Bancorporation, Inc. until March 2024. He has served in a Board capacity for the Community Bankers Association of Illinois and several Catholic organizations. The Board believes that Mr. Dingman is qualified to serve because his investment management experience is highly relevant to his role as Chair of the Board’s Investment Committee. The Board additionally believes that Mr. Dingman is well-suited to oversee management as a result of his prior experience as CEO of a bank that is of comparable size to ICC.

John R. Klockau. Mr. Klockau has served on our board of directors since 2004. Mr. Klockau was President of Illinois Casualty Company from 1989 to 2009, during which he gained recognition as an expert in the investigation, negotiation, and settlement of dram shop claims. He serves the Company as an independent claim consultant and Chair of the Reinsurance Committee. Mr. Klockau has participated in multiple succession planning processes as part of his service on the Board of Rockford Mutual Insurance Company; he is active in various community organizations. The Board believes that Mr. Klockau is qualified to serve because of his background in claims handling and his contribution to the Board’s continuity.

Gerald J. Pepping. Mr. Pepping has served on our board of directors since 2007. Mr. Pepping has been Of Counsel with Pepping, Balk, Kincaid & Olson, Ltd. since January 2024; he was Partner from 1989 to December 2023. He is a member of multiple Bar Associations and holds licenses to practice law in Illinois, Iowa, the U.S. District Court Central District of IL, the U.S. Seventh Court of Appeals, and the U.S. Tax Court. Mr. Pepping is also a member of the Iowa Society of CPAs. The Board believes that Mr. Pepping is qualified to serve because of his legal experience and demonstrated ability to lead the Board to address identified priorities.

Class II Directors - Term Expiring 2025
Name	Position
R. Kevin Clinton	Member of the Audit Committee
Member of the Enterprise Risk Committee
Arron K. Sutherland	Member of the Enterprise Risk Committee
Member of the Executive Committee
Member of the Investment Committee
Christine C. Schmitt	Chairman of the Audit Committee
Member of the Compensation and Succession Committee
Member of the Nominating and Governance Committee

R. Kevin Clinton. Mr. Clinton has served on our board of directors since 2017. Mr. Clinton was Executive Director of the Michigan Catastrophic Claims Association from May 2017 to the end of 2023. His prior roles include Director, Actuarial Science Program at Michigan State University (2015 to 2017), Michigan State Treasurer (2013 to 2015), Michigan Insurance Commissioner (2011 to 2013), and CEO of American Physicians Capital, Inc. (f/k/a NASDAQ: ACAP) (2004 until its sale in 2010). The Board believes that Mr. Clinton is qualified because of his expertise in insurance regulation and executive leadership.

Arron K. Sutherland. Mr. Sutherland has served on our board of directors since 2007. Mr. Sutherland has been CEO of the Company since 2010. His prior roles include CFO at ICC (2006 to 2010) and Assistant Controller at Frankenmuth Financial Group (1996 to 2006). Mr. Sutherland is an active member of several community boards and organizations, including the Quad Cities Chamber’s Finance Committee and the Rock Island Development Alliance (Chair). The Board believes that Mr. Sutherland is qualified to serve because of his insurance industry experience and leadership of the Company.

Christine C. Schmitt.  Ms. Schmitt has served on our board of directors since 2015. Ms. Schmitt has been EVP and CFO of Merchants Insurance Group since 2018. Her prior roles include CFO, Insurance Operations at AmTrust North America (2016 to 2018), Treasurer at Fidelity & Guaranty Life Insurance Co. (2012 to 2016), CFO at FinCor Holdings (2008 to 2010), CFO at MEEMIC Insurance Co. (1993 to 2007), and Audit Manager at PricewaterhouseCoopers LLP (1979 to 1992). The Board believes that Ms. Schmitt is qualified to serve because of her current and past leadership and audit experience (which is relevant to her role as Chair of the Audit Committee).

Class III Directors - Term Expiring 2026
Name	Position
Joel K. Heriford	Member of the Audit Committee
Member of the Compensation and Succession Committee
Daniel H. Portes	Chairman of the Compensation and Succession Committee
Chairman of the Nominating and Governance Committee
Member of the Enterprise Risk Committee
Mark J. Schwab	Chairman of the Enterprise Risk Management Committee
Member of the Compensation and Succession Committee
Member of the Nominating and Governance Committee

Joel K. Heriford.  Mr. Heriford has served on our board of directors since 2004. Mr. Heriford is a Partner with Burch & Cracchiolo, P.A. in the Corporate Practice Group and the Estate Planning and Probate Practice Group based in Phoenix, Arizona. He practiced law with Stanley, Lande & Hunter P.C. in Davenport, Iowa (2000 to 2006), and Wessels, Stojan & Stephens, P.C., in Rock Island, Illinois (1991 to 1999), Burch & Cracchiolo, P.A. (1985-1991). The Board believes that Mr. Heriford is qualified to serve because of his experience and expertise in legal, tax, and corporate governance matters.

Daniel H. Portes. Mr. Portes has served on our board of directors since 2010. Mr. Portes was founder and Chair of Management Resources Group (MRG) (1989 to 2024), an executive retained search, coaching, outplacement, and HR consulting firm. He possesses over 40 years of management experience. Mr. Portes is an active member of several community boards and organizations. He previously served on the Scott County, IA Planning and Zoning Commission, the Scott County Compensation Board, and was Chair of the Iowa Quad Cities Chamber. The Board believes that Mr. Portes is qualified to serve because of his expertise in human resources matters and executive leadership experience.

Mark J. Schwab. Mr. Schwab has served on our board of directors since 2008. Mr. Schwab was Area President of Gallagher Insurance for the Davenport, Iowa division (2011 to 2014) during a 37-year career as a Commercial Property and Casualty Agent. Prior to 2011 he was Principal and President of Trissel Graham & Toole, an insurance agency that was acquired by Gallager in 2011. He is a member of ICC’s Reinsurance Committee. Mr. Schwab was President of the Quad City Chapter of CPCU (1993 to 1994) and served on the boards of the Quad Cities Claims Association and Quad Cities Insurance Education Council. The Board believes that Mr. Schwab is qualified to serve because of his expertise, professional experience, and past leadership.

Board Leadership Structure

The Company maintains a policy of separating the roles of Chair of the Board and Chief Executive Officer. Gerald J. Pepping currently serves as Chair of the Board of the Company, having been first elected to that position by the Company's Board at a meeting held November 17, 2009. The Chair of the Board is “independent” under the standards established by the corporate governance rules of NASDAQ and the rules and regulations of the SEC.

The Board of Directors believes that separation of the positions of Chair of the Board and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Board believes that having an independent Chair creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increased management accountability, and improved ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. As a result, the Board of Directors has concluded that having an independent Chair enhances the effectiveness of the Board as a whole and is an appropriate leadership structure for the Company.

Certain Information About our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for Mr. Sutherland, whose biographical information is included under the section titled “Certain Information about our Directors.”

Name	Position	Age
Arron K. Sutherland	President and Chief Executive Officer	55
Michael R. Smith	Vice President and Chief Financial Officer	57
Norman D. Schmeichel	Vice President and Chief Information Officer	54
Kathleen S. Springer	Vice President and Chief Human Resource Officer	56
Julia B. Suiter	Chief Legal Officer	57

Michael R. Smith, age 57, serves as the Vice President and Chief Financial Officer, a position he has held since May 2016. Previously, he served as the Vice President of Finance since January 2015. Mr. Smith joined the Company originally from May 2011 through July 2013 as the Assistant Vice President of Finance. He served as Vice President and Controller at CGB Enterprises, Inc. from July 2013 to January 2015. Mr. Smith has more than 25 years’ experience in the financial industry, including 18 years in the insurance industry. Mr. Smith oversees the Company’s Accounting, Actuarial Services, Administrative and Policy Services operations. Prior to joining the Company, he worked for several insurance organizations including GF&C Holding Company, The Financial Group, Insurall, and Continental National Indemnity. Mr. Smith received his B.S.B.A. in Accounting from Xavier University and his M.B.A. in Finance from Xavier University. He holds CPA and CPCU designations. Mr. Smith serves on the Board of Directors of Gas & Electric Credit Union, Rock Island, IL.

Norman D. Schmeichel, age 54, serves as the Vice President and Chief Information Officer of the Company, a position he has held since 2011. Mr. Schmeichel has over 21 years’ experience in the insurance industry. He started with ICC in 2002 as the Associate Director of IT and served as the Assistant Vice President of IT from 2007 to 2011. Mr. Schmeichel has over 22 years’ experience in the development of enterprise solutions. He oversees the Company’s Information Technologies and Systems Operations departments. Mr. Schmeichel holds a B.A. in Economics from Northern Illinois University.

Kathleen S. Springer, age 56, serves as the Vice President and Chief Human Resources Officer, a position she has held since 2017. Previously, Ms. Springer was the Director of Human Resources from 2011 until 2017. She joined the Company in 2008 as the Human Resources Manager. Ms. Springer has over 26 years combined HR and management experience and more than 16 years in the insurance industry. Prior to joining ICC, she was employed in HR management with K’s Merchandise. Ms. Springer oversees the Company’s Human Resources, and Loss Control and Safety Education operations. Ms. Springer received her B.A. from Western Illinois University. Ms. Springer holds the CPCU designation as well as SPHR and SHRM-SCP certifications. Ms. Springer serves on the American Property Casualty Insurance Association’s HR Committee and has been an active member of SHRM since 2009. Ms. Springer is a Board Member of Economic Growth Corporation (GROWTH), a national 501c3 community-based development organization dedicated to enhancing the overall image and economic vitality of underserved communities and currently serves as Board Chair.

Julia B. Suiter, age 57, serves as Chief Legal Officer of the Company, a position she has held since May 2016. Previously, she served as the Chief Litigation Counsel from 2011 to 2016. She joined the Company in 2009 as Litigation Manager. Ms. Suiter oversees the Company’s Legal and Claims operations. Prior to joining the Company, Ms. Suiter practiced in the areas of construction law, products liability, contract law, employment law, and insurance defense for more than 15 years. She previously served as Operations Counsel for KONE Inc., where she was also responsible for the company’s corporate compliance program. Ms. Suiter taught the “Legal Environment of Business” course as an adjunct professor at St. Ambrose University. Ms. Suiter holds a B.A. in Criminal Justice from Indiana University and a J.D. from Indiana University School of Law. Ms. Suiter is a past President and Board Member of the Bettendorf Athletic Boosters Club, as well as a volunteer for the St. John Vianney Religious Education Program.

Code of Conduct

The Company has adopted a Code of Conduct, which is designed to help directors, officers, and employees maintain ethical behavior and resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors, officers, and employees, including the Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer, Chief Human Resources Officer, and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers topics including, but not limited to, ethical behavior, conflicts of interest, corporate opportunities, confidentiality of information, and compliance with laws and regulations. A copy of our Code of Conduct is available at the Company’s website under the Governance section at https://ir.iccholdingsinc.com. Any amendments to the Code of Conduct will be posted on the website, and any waiver that applies to a director or executive officer will be disclosed in accordance with the rules of the SEC and NASDAQ.

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards of NASDAQ.

COMMITTEES OF THE BOARD OF DIRECTORS

The ICC Holdings, Inc. Board has six standing committees: Audit, Compensation and Succession, Enterprise Risk Management, Executive, Investment, and Nominating and Governance. The Audit, Nominating and Governance, and Compensation and Succession Committees are composed solely of independent directors in compliance with the Company’s requirements and the NASDAQ Listing Standards. The Nominating and Governance Committee annually evaluates both Committee members and Committee Chairs and rotates directors, as necessary. In their discretion, the Chair of the Board may attend any or all Committee meetings. All committees meet at least quarterly and also hold informal discussions from time to time. Charters for the Audit, Investment, Nominating and Governance, and Compensation and Succession Committees are available on the Company’s website under the Governance section at https://ir.iccholdingsinc.com.

Audit Committee

The Company’s Audit Committee, composed exclusively of independent directors, met ten times in 2023 to consider various audit and financial reporting matters, including the Company’s outside audit firm relationship and to discuss the planning of the Company’s annual outside audit and its results. The committee also:

●	monitored the Company’s management of its exposures to risk of financial loss;
●	reviewed the adequacy of the Company’s internal controls;
●	reviewed the extent and scope of audit coverage;
●	reviewed quarterly financial results;
●	received quarterly Ethics Committee and legal and regulatory updates;
●	monitored selected financial reports;
●	assessed the auditors’ performance; and
●	selected the Company’s independent registered public accounting firm.

The Audit Committee is responsible for approving every engagement of Plante Moran, PLLC, to perform audit or non-audit services on behalf of the Company or any of its subsidiaries before Plante Moran, PLLC is engaged to provide those services, with the Chair of the Audit Committee being authorized to pre-approve non-audit services and then reporting those services to the full Audit Committee, as described in the Audit Committee Report. The Audit Committee evaluates the effects that the provision of non-audit services may have on the Company’s independent registered public accounting firm’s independence with respect to the audit of our financial statements. The Audit Committee meets in executive session with the independent registered public accounting firm periodically.

The Audit Committee consists of Ms. Schmitt (Committee Chair) and Messrs. Clinton, Dingman, and Heriford. In addition, our Board of Directors has determined that Ms. Schmitt is an audit committee financial expert within the meaning of SEC regulations.

Compensation and Succession Committee

The Company’s Compensation and Succession Committee, composed exclusively of independent directors, met five times in 2023. The Compensation Committee meets to accomplish the following:

●
review and approve the corporate goals and objectives applicable to the compensation of the Chief Executive Officer (CEO), evaluate the CEO’s performance in light of those goals and objectives, and determine and approve the CEO’s compensation based on this evaluation;

●	review and approve or make recommendations to the Board regarding the compensation of all other executive officers;
●	review and make recommendations to the Board for approval of incentive compensation plans and equity-based plans, which includes the ability to adopt, amend, and terminate such plans;
●
review and make recommendations to the Board for approval of any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend, and terminate such agreements, arrangements, or plans;

●
review the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking, to review and discuss at least annually the relationship between risk management policies and practices and compensation, and to evaluate compensation policies and practices that could mitigate any such risk;

●	review all director compensation and benefits for service on the Board and Board committees and to recommend any changes to the Board, as necessary; and
●
develop and recommend to the Board for approval a leadership succession plan (the “Succession Plan”), review the Succession Plan periodically with the CEO, develop and evaluate potential candidates for the CEO or other executive positions, and recommend to the Board any changes to and any candidates for succession under the Succession Plan.

The Compensation and Succession Committee consists of Messrs. Portes (Committee Chair), Heriford, Schwab, and Ms. Schmitt.

Enterprise Risk Management Committee

The Enterprise Risk Management Committee met four times in 2023 to review and make recommendations to the Board with respect to financial, reputational, and other issues and risks of the Company. The Enterprise Risk Management Committee consists of Messrs. Schwab (Committee Chair), Clinton, Portes, and Sutherland.

Executive Committee

The Executive Committee met four times in 2023 to handle legal formalities and technicalities concerning administrative operations. The Executive Committee consists of Messrs. Pepping (Committee Chair), Dingman, Klockau, and Sutherland.

Investment Committee

The Investment Committee met four times in 2023 to review, analyze, and direct the Company’s investment operations. The Investment Committee consists of Messrs. Dingman (Committee Chair), Klockau, Pepping, and Sutherland.

Nominating and Governance Committee

The Company’s Nominating and Governance Committee is composed exclusively of independent directors. The Nominating and Governance Committee met one time in 2023.

The Nominating and Governance Committee meets to guide the Company’s corporate governance program and to monitor and discuss current and emerging corporate governance principles and procedures. The Nominating and Governance Committee is also responsible for identifying and reviewing qualified individuals as potential new director candidates, giving focused thought to diversity, equity, and inclusion in its deliberations and election of board members.

The Nominating and Governance Committee counsels the Board with respect to Board and Committee organization, compensation, membership, and function, as well as Board and Committee performance assessments, individually and collectively. The Nominating and Governance Committee consists of Messrs. Portes (Committee Chair), Schwab, and Ms. Schmitt.

Committee Membership

Director	Audit	Compensation/ Succession	Enterprise Risk Management	Executive	Investment	Nominating/ Governance
R. Kevin Clinton	X		X
James R. Dingman	X			X	X*
Joel K. Heriford	X	X
John R. Klockau				X	X
Gerald J. Pepping				X*	X
Daniel H. Portes		X*	X			X*
Christine C. Schmitt	X*	X				X
Mark J. Schwab		X	X*			X
Arron K. Sutherland			X	X	X

*Chair of Committee

Board Diversity Matrix as of March 31, 2024

Total Number of Directors and Director Nominees of the Board:  9

	Female	Male	Non- Binary	Did Not Disclose

Part I: Gender Identity
Directors and Director Nominees of the Board	1	8	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	8	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this compensation discussion and analysis section, we provide an overview and analysis of the Company's executive compensation programs, including discussions of compensation philosophies. The discussion below is intended to help provide an understanding of the detailed information in the compensation tables and related narrative disclosure below. We discuss the material elements of our compensation program and the material factors considered by the appropriate decision makers in making compensation decisions. The following table identifies our named executive officers (“NEOs”) as of December 31, 2023, as defined by SEC regulations:

Named Executive Officers (NEOs)	Position
Arron K. Sutherland	President and Chief Executive Officer
Michael R. Smith	Vice President and Chief Financial Officer
Norman D. Schmeichel	Vice President and Chief Information Officer

Compensation Philosophy and Practices

Overview

The 2023 Executive Compensation Schedule was approved in March of 2023. The Compensation Committee annually evaluates its compensation philosophy including its retention strategies relative to the market and the Company’s loss of key employee risk. This includes reviewing benchmarks and setting overarching Compensation Committee priorities for the year ahead, evaluating evolving roles and responsibilities surrounding ESG, DEI, and Human Capital Management (“HCM”) as well as undertaking increasing disclosure requirements. Retention continues to be a significant driver in the evaluation of its compensation programs. Over the course of the last year, the Committee contemplated labor market trends beyond traditional compensation tools to attract and retain talent, including flexibility and mobility; staffing strategies employed at the Company-level to attract and retain employees at all levels of the organization. The impact of organizational structure on the Company’s agility and sustainability and the critical role Executive management has played in developing a strong culture at Illinois Casualty Company was also considered. External evaluations of ICC’s Executive compensation philosophy and practices have consistently reported a low level of quantitative concern and findings that pay, and performance are reasonably aligned at this time. There is general consensus from the ICC Holdings Board of Directors that the Compensation Committee’s philosophy and practices are appropriate and effective at meeting the Company’s overall Executive retention and compensation goals.

For 2023, our executive officers were compensated consistent with the design of the programs approved by the Board of Directors in 2023. Specifically, they received annual base salaries and were eligible to receive a discretionary annual bonus up to a maximum percentage of their base salaries, based on the achievement of specific company and individual performance goals: a maximum of 35% of base salary for the CEO and 30% of base salary for the remaining executive officers, respectively. The CEO’s performance bonus structure includes an opportunity to earn up to an additional 15% of base salary for achieving “stretch goals.” As part of its evaluation process, the Compensation Committee surveys the entire Board annually concerning the CEO’s performance along with the performance of the Company. The Summary Compensation Table below provides a summary of compensation for the Chief Executive Officer as well as the next two highly compensated executive officers for 2023, 2022 and 2021.

The Executive Discretionary Performance Bonus Program, including a long-term incentive component, was approved by the Board of Directors on March 20, 2017. The criteria for measuring performance include key components of insurance company operations. Company and individual goals are combined, with heavier weighting on Company goals. Two bonus levels have been established: CEO and Vice President. Company and individual goals are set annually, with consideration of current market conditions. Performance measures and thresholds are reviewed annually to ensure consistency with the Company’s business plan.

The following summarizes the guidelines, decision-making process, and structure of our executive compensation program effective January 1, 2023.

Our Compensation Philosophy and Guiding Principles

The philosophy underlying our executive compensation program is to attract, retain, and motivate strong leadership to drive the Company’s business strategy and goals. Our executive compensation program is grounded in the following guiding principles:

●
Pay for performance: A portion of an executive’s total compensation should be variable and dependent upon the attainment of certain specific and measurable annual and/or long-term business performance objectives.

●
Competitiveness: Our goal is to target total direct compensation opportunities for the CEO at the 50th percentile (or above with requisite performance). We will target between the market 25th percentile and the market median (or above with requisite performance) for our other executives to ensure that compensation is at a level that is appropriate relative to that being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.

●
Shareholder alignment: Executives should be compensated through pay elements (base salaries, annual, and long-term incentives) designed to create long-term value for our shareholders, as well as foster a culture of ownership.

The Role of the Compensation Committee

The primary oversight of the Company’s executive compensation program rests with the Compensation Committee of the Board of Directors (“the Compensation Committee”). The Compensation Committee is comprised entirely of independent directors. It is the responsibility of the Compensation Committee to determine whether, in its judgement, our executive compensation program, practices, and policies are reasonable and appropriate, reflect our compensation philosophy, and effectively serve in the best interests of our shareholders and our Company.

The Role of the Chief Executive Officer

The Compensation Committee makes all decisions about the compensation of our executive officers. The Chief Executive Officer provides the Compensation Committee with an assessment of the performance of the executive officers other than himself and provides compensation recommendations for those executive officers. He does not play any role with respect to any matter impacting his own compensation.

The Role of the Independent Compensation Consultant

The Compensation Committee periodically engages consultants to independently review our executive compensation program, practices, and policies. We did not engage an outside consultant in 2023. The Chief Human Resources Officer conducted market studies for the Committee to consider in its decision-making process. The information was used to assess and review our executive compensation levels and structure as well as evaluate the performance-based incentive plans and targets it had approved for 2023.

The Role of Competitive Positioning

The Compensation Committee, with the support of the Chief Human Resources Officer, annually reviews salary levels relative to the compensation of executive officers of similarly sized property and casualty insurance companies. In these reviews, the Compensation Committee primarily relies on publicly available survey data, as there are few similarly sized publicly traded property and casualty insurance companies that can be used as comparators for executive compensation benchmarking purposes; however, peer company data is used as supplemental reference information by the Committee.

For the purpose of competitive positioning, the Compensation Committee annually evaluates the established peer group that it has determined best aligns with the insurance Company’s asset size, premium, and true market competitors. The peer group is a blend of both publicly traded and mutual insurance companies. This peer information was first submitted to ISS Proxy in December of 2019 for the 2020 Proxy and includes Badger Mutual Insurance Company, Capital Indemnity Corporation, Conifer Holdings, Inc., Founders Insurance, Hospitality Mutual, Midwest Family, Society Insurance, Specialty Risk of America, US Insurance, and Wilson Mutual. Each of these peer companies competes within the property and casualty industry. The Committee did not submit any changes to its peer group for 2023.

Compensation Committee and Insider Participation

During 2023, the Compensation Committee was composed of Messrs. Portes (Committee Chair), Heriford, Schwab, and Ms. Schmitt. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among our executive officers, members of the Compensation Committee, or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

EXECUTIVE COMPENSATION

Objectives

The objective of the Company’s executive compensation program is to provide a competitive total executive compensation program linked to Company performance that will attract, retain, and motivate talented executives critical to the Company’s long-term success.

Elements of Executive Compensation

Our compensation philosophy is supported by the following principal compensation elements:

a.	Base salary: Base salaries are based on a blend of factors, including market data for the role, individual contributions and experience, performance, and internal equity.

b.
Annual incentives: Annual incentive opportunities focus executives on achieving annual financial and strategic goals that drive long-term shareholder value. Award opportunities are based on an executive’s role within the Company. Performance is assessed relative to a combination of Company and individual performance goals. Pre-determined Company performance measures and thresholds, target, and maximum performance levels are approved at the beginning of the calendar year by the Compensation Committee based on the Company’s annual business plan and consistent with market practice.

c.
Long-term incentives: Long-term incentives have been designed to motivate executives to execute longer-term financial and strategic growth goals that drive shareholder value creation and support the Company’s retention strategy. The criteria used to determine the awards is consistent with the individual and Company performance targets established in our discretionary executive bonus program, contemplating a three-year performance cycle relative to market and Company performance targets, and are based on a percentage of salary.

Retention of the President/CEO is of primary importance to the Compensation Committee. We continue to target the 50th percentile of the market or above for the CEO and between the 25th and 50th percentiles for other executives. Considering our current size and its impact on our ability to generate results similar to larger, publicly traded companies, the Compensation Committee acknowledges that the compensation structure will be more heavily weighted on base salary as opposed to variable pay and continues to take a conservative approach towards annual incentives and bonuses.

For 2023, the following criteria were used to evaluate executive compensation market data relative to the insurance industry; premium, asset size, property and casualty insurers, FTEs, and similar benchmarks. The CHRO participates in and gathers survey and benchmark data from trusted executive compensation survey companies including but not limited to; Willis Towers Watson, Maclagan, AON, EPPI, and the National Executive Compensation Survey. When evaluating the President/CEO’s base salary for 2023 relative to the market, its findings were that the CEO’s base compensation falls within the targeted range or 50th percentile.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Arron K. Sutherland	2023	500,020	2,000	77,159		110,004	58,685	25,002	772,870
President and Chief	2022	460,000	2,000	91,784		115,000	-42,731	21,426	647,479
Executive Officer	2021	427,410	16,000	83,813		111,119	58,671	19,068	632,268

Michael R. Smith	2023	231,000	2,000	32,965		41,580		12,153	319,698
Vice President and Chief	2022	220,000	2,000	34,321		44,000		11,566	311,887
Financial Officer	2021	196,152	16,000	24,538		42,573		9,726	288,989

Norman D. Schmeichel	2023	231,000	2,000	32,240		41,580		12,148	318,968
Vice President and Chief	2022	220,000	2,000	35,592		44,000		11,550	313,142
Information Officer	2021	205,000	16,000	25,668		39,975		10,148	296,791

1.	The amounts reflect a company-wide holiday bonus. The year 2021 includes a Board approved bonus for AM Best Rating upgrade.
2.	Vested RSUs. Vesting occurred on 04/01/2023 (2020, 2021, and 2022 awards) respectively.
3.	Bonus awards earned through the Executive Discretionary Performance Bonus Program.
4.	Actuarial value of CEO’s SERP.
5.	The following table identifies and quantifies each item of compensation included in the All-Other Compensation column for 2023:

All Other Compensation
					Life,
					AD&D,			Total All
				Matching	STD, LTD	Long-term		Other
		Country	Fitness	Contributions	Insurance	Care		Compensation
		Club	Subsidy	to Retirement	Premiums	Premiums	Supplemental	Footnote ($)
Name	Year	Dues ($)	($)	Plan ($)	($)	($)	Disability ($)	(1)
Arron K Sutherland	2023	2,028	300	12,293	1,850	6,127	677	23,275
Michael R. Smith	2023			11,056	1,097			12,153
Norman D. Schmeichel	2023			11,046	1,102			12,148

Fiscal 2023 Payout under Executive Discretionary Performance Bonus Program

The Executive Discretionary Performance Bonus Program, approved by the ICCH Board of Directors in March of 2017, measures performance based on key components of the insurance company’s operations; the combined ratio, expense ratio, written premium, surplus, and risk-based capital. The net income of the holding company and delivery on individual performance and stretch goals are also considered. Company and individual goals are combined, with heavier weighting placed on Company goals. These performance measures and reviewed annually to ensure consistency with the business plan and shareholder interests.

The Compensation Committee evaluated the established targets and weighting (as a percentage of base salary), based on the Statutory Accounting Principles results of Illinois Casualty Company, when establishing potential awards for 2023. Annual targets and weighting were approved by the Board of Directors on March 7, 2023. As set forth in the discretionary program, a combined ratio over 100 would yield a negative impact on the bonus of -2% for every point over 100. Further, if Risk Based Capital erodes, there would not be a payout for this category.

Our findings are that the President/CEO’s 2023 bonus is conservative, falls within the 25th percentile of market, and is well below the midpoint for the Property and Casualty industry. Detailed information regarding 2023 performance targets, results, and payouts can be found above.

2023 Bonus and Equity Payouts

Illinois Casualty Company finished 2023 with a strong fourth quarter and posted a statutory combined ratio of 97.2% and a three-year average combined ratio of 97.4%. The Company grew its written premium by $10.3 million with renewal business growing by $3.4 million. An improved expense ratio, reduction in loss and settlement expenses, and a strengthening of its overall reserve position contributed to the Company’s positive 2023 results.

The Company’s underwriting measures shared in the Q3 Earnings Release have taken hold, particularly with Liquor Liability, leading to a lower overall loss and settlement expense ratio of 63.3% in 2024. The company finished the year with significantly fewer open claims in comparison to the last four years, which should lead to a lower loss and settlement expense ratio in 2024. From a GAAP perspective, inflationary pressures on operating expenses continued resulting in a slightly higher expense ratio and a combined ratio of 100.9%, which is comparable to the 100.6% from 2022.

The Company’s core insurance business remains strong, its investments are performing well and its expansion into new states is expected to enhance premium growth in 2024.

Executives were paid bonuses and granted RSU awards as set forth in the Executive Discretionary Bonus Program based on the Company’s 2023 positive results. The CEO earned and was paid a bonus of 22% out of a maximum bonus payout of 50% of his 2023 salary as detailed in the table below. The CEO also earned and was granted 7,400 RSUs, the equivalent of 22% of his 2023 salary.

			Results		Weighting and Payout
Metric	Target/Threshold	Goal	1 Year	3 Year	CEO	Earned
Combined Ratio	<100%	<100%	97.2%	97.4%	8%	6%
Expense Ratio	< 35%	< 35.0%	33.9%	33.4%	4%	3%
Written Premium	-5/+10 % of Goal	88,606,000	92,990,533	246,809,129	4%	3%
Surplus	> 0% Increase	61,453,000	62,874,928	61,671,528	5%	1%
Individual Goals	TBD Annually				8%	6%
Net Inc Holding Company	> 0	> 0	$4,363,295	2,400,141	3%	1%
Risk Based Capital	Gain > 0	695%	582.2%	696.4%	3%	0%
Stretch Goals	Discretionary		0	0	15%	2%
Maximum Bonus Potential					50%	22%

a.
Our compensation committee adopted the current bonus structure prior to the effective date of ASU 2016-01. ASU 2016-01 requires organizations to record changes in the market value of equity securities in the Statement of Earnings. Since ASU 2016-01 became effective, the positive or negative impact resulting from this change has been eliminated from the bonus determination worksheet.

Other NEOs bonus payout

The other NEOs earned and were paid a bonus of 18% out of a maximum payout of 30% of their 2023 salaries as detailed in the table below.

			Results		Weighting and Payout
Metric	Target/Threshold	Goal	1 Year	3 Year	Other NEO	Earned
Combined Ratio	<100%	<100%	97.2%	97.4%	8%	6%
Expense Ratio	< 35%	< 35.0%	33.9%	33.4%	4%	3%
Written Premium	-5/+10 % of Goal	88,606,000	92,990,533	246,809,129	4%	3%
Surplus	> 0% Increase	61,453,000	62,874,928	61,671,528	3%	1%
Individual Goals	TBD Annually				8%	4%
Net Inc Holding Company	> 0	> 0	$4,363,295	2,400,141	3%	1%
Maximum Bonus Potential					30%	18%

a.
Our compensation committee adopted the current bonus structure prior to the effective date of ASU 2016-01. ASU 2016-01 requires organizations to record changes in the market value of equity securities in the Statement of Earnings. Since ASU 2016-01 became effective, the positive or negative impact resulting from this change has been eliminated from the bonus determination worksheet.

Other NEOs Equity Payout

The other NEOs were also granted 3,100 RSUs, the equivalent of 20% of their 2022 salaries as detailed in the table below. The RSUs will vest over a three-year period as a long-term incentive to continue to grow premium profitably, maintain a strong combined ratio, and increase shareholder value.

			Results		Weighting and Payout
Metric	Target/Threshold	Goal	1 Year	3 Year	Other NEO	Earned
Combined Ratio	<100%	<100%	97.2%	97.4%	8%	5%
Expense Ratio	< 35%	< 35.0%	33.9%	33.4%	4%	3%
Written Premium	-5/+10 % of Goal	88,606,000	92,990,533	246,809,129	4%	3%
Surplus	> 0% Increase	61,453,000	62,874,928	61,671,528	3%	3%
Individual Goals	TBD Annually				8%	4%
Net Inc Holding Company	> 0	> 0	$4,363,295	2,400,141	3%	2%
Maximum Bonus Potential					30%	20%

a.
Our compensation committee adopted the current equity award structure prior to the effective date of ASU 2016-01. ASU 2016-01 requires organizations to record changes in the market value of equity securities in the Statement of Earnings. Since ASU 2016-01 became effective, the positive or negative impact resulting from this change has been eliminated from the bonus determination worksheet.

Pay Versus Performance Information

In August 2022, the SEC adopted final rules to implement Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following information about the relationship between executive compensation actually paid and certain financial performance of the Corporation is provided pursuant to Item 402(v) of SEC Regulation S-K.

Year	Summary Compensation Table Total for Principal Executive Officer (“PEO”)(1)	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (“NEOs”)(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (“TSR”)(5)	Net Income (Loss)(millions) (6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	772,870	812,997	319,333	316,408	107.48	4,256,895
2022	647,479	633,022	312,515	297,712	110.14	-586,662
2021	685,373	654,405	291,731	310,501	117.13	4,142,779

1.
The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Sutherland (President and Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”

2.
The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Sutherland, as computed in accordance with Item 402(v) of SEC Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Sutherland during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Sutherland’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO ($)	Reported Value of Equity Awards(a) ($)(a)	Equity Award Adjustments(b) ($)(b)	Compensation Actually Paid to PEO ($)
2023	772,870	77,159	109,154	812,997
2022	647,479	91,784	77,327	633,022
2021	685,373	83,313	52,845	654,405

a.	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” columns in the Summary Compensation Table for the applicable year.
b.
The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) an amount equal to the change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, an amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2023	113,220	-4,066					109,154
2022	78,750	-1,423					77,327
2021	40,250	12,595					52,845

3.
The dollar amounts reported in column (d) represent the average of the amounts reported for our company’s named executive officers as a group (excluding Mr. Sutherland) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Sutherland) included for the purpose of calculating the average amounts in each applicable year are as follows: for 2023, 2022 and 2021, Mr. Smith, and Mr. Schmeichel.

4.
The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the named executive officers as a group (excluding Mr. Sutherland), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the named executive officers as a group (excluding Mr. Sutherland) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the named executive officers as a group (excluding Mr. Sutherland) for each year to determine the compensation actually paid, using the same methodology described in Note 2 above:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs ($)	Average Reported Value of Equity Awards ($)	Average Equity Award Adjustments(a) ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2023	319,333	32,603	-2,453	316,408
2022	312,515	34,957	-859	297,712
2021	291,731	25,103	3,623	310,501

(a)  The amounts deducted or added in calculating the total average equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Year ($)	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years ($)	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year ($)	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year ($)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year ($)	Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation ($)	Total Equity Award Adjustments ($)
2023	32,130	-2,453					29,677
2022	21,263	-859					20,404
2021	40,250	3,623					43,873

5.
Cumulative TSR is calculated by dividing the sum of the cumulative amount of cash dividends for the measurement period, assuming dividend reinvestment, and the difference between the Corporation’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.

6.	The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Outstanding Equity Awards at 2023 Year-End

The following table lists all outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

		Number of shares of units of stock that have not vested (#) (1)	Market value of shares of units of stock that have not vested ($) (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Name	Award Year
	2023	7,400	113,220	7,400	113,220
Arron Sutherland	2022	3,334	51,010	3,334	51,010
	2021	833	12,745	833	12,745
	2023	2,100	32,130	2,100	32,130
Michael Smith	2022	1,000	15,300	1,000	15,300
	2021	833	12,745	833	12,745
	2023	2,100	32,130	2,100	32,130
Norman Schmeichel	2022	800	12,240	800	12,240
	2021	833	12,745	833	12,745

1.
RSUs issued on 04/01/2021 (2020 Award). The 2020 RSUs vest one-third on each of 04/01/2022, 04/01/2023, and 04/01/2024 respectively. RSUs issued on 04/01/2022 (2021 Award). The RSUs vest one-third on each of 04/01/2023, 04/01/2024, and 04/01/2025. RSUs issued on 04/01/2023 (2022 Award). The RSUs vest one-third on each of 04/01/2024, 04/01/2025, and 04/01/2026 respectively.

2.	Reflects the value of restricted stock units based on the closing price of our common stock of $15.30 on December 31, 2023, the last trading date of the fiscal year.

Severance and Change in Control Benefits

Benefits Provided in Connection with Termination

If Mr. Sutherland’s employment is terminated as a result of his death, his estate or designated beneficiary will receive any base salary and expenses accrued and owing to Mr. Sutherland as of the date of termination of employment and all benefits due and owing to, or in respect of, Mr. Sutherland under all benefit plans, in accordance with their terms. We refer to these benefits as accrued obligations.

If Mr. Sutherland’s employment is terminated by Illinois Casualty Company (“ICC”) for cause or by Mr. Sutherland without good reason, Mr. Sutherland will receive his accrued obligations, and ICC will make available to Mr. Sutherland and his qualified dependents continued coverage under its insurance plans, as required by the Consolidated Omnibus Budget Reconciliation Act (COBRA), with Mr. Sutherland financially responsible for such coverage.

If Mr. Sutherland’s employment is terminated as a result of his disability, by ICC other than for cause, or as a consequence of his death or normal retirement under our retirement plans and practices, or by Mr. Sutherland for good reason, Mr. Sutherland will receive his accrued obligations, and ICC will make available to Mr. Sutherland and his qualified dependents continued coverage under its insurance plans, as required by COBRA, with Mr. Sutherland financially responsible for such coverage. Additionally, following the execution of a general release in our favor, Mr. Sutherland will be entitled a lump sum payment equal to twelve months of base salary payable within thirty days following termination of employment. Also, beginning on the thirteenth month following termination of his employment and continuing through the eighteenth month following such termination, Mr. Sutherland will receive monthly payments equal to his base salary, which may be offset by any sources of employment or consulting or similar-type sources of income.

In the event of a “change in control for good reason,” as defined in his employment agreement, Mr. Sutherland will receive his accrued obligations, and the Company will make available to Mr. Sutherland and his qualified dependents continued coverage under its insurance plans, as required by COBRA, with Mr. Sutherland financially responsible for such coverage. Additionally, in the event that the Company or ICC is sold or merged with another entity during the term of Mr. Sutherland’s employment and, as a result of that sale or merger, his employment is terminated, Mr. Sutherland will also receive a lump sum payment equal to twenty-four months of base salary payable within thirty days following termination of employment. For purposes of Mr. Sutherland’s employment agreement, (a) Cause shall mean (i) his material breach of his employment agreement, (ii) his gross negligence in the performance or non-performance of any of his material duties or responsibilities under his employment agreement, (iii) the refusal of Mr. Sutherland to implement or adhere to policies or directives of ICCH’s Board of Directors, (iv) his dishonesty, fraud, or willful misconduct with respect to, or disparagement of, the business or affairs of ICC, (v) conduct of a criminal nature or involving moral turpitude (as such term is defined in his employment agreement) under the provisions of any federal, state, or local laws or ordinance or transgression which may have an adverse impact on ICC’s reputation and standing in the community (as determined by ICC in good faith and fair dealing), and/or (vi) his absence from work for five consecutive days for any reason other than vacation, approved leave of absence (such approval not to be unreasonably withheld), or disability or illness pursuant to ICC policy or law; (b) Good Reason shall mean ICC materially breaches the provisions Mr. Sutherland’s employment agreement and he provides at least twenty days prior written notice to ICC of the existence of such breach and his intent to terminate his employment agreement; however, no such termination shall be effective if such breach is cured during such period; (c) Change in Control shall mean the occurrence of any of the following: (i) a merger, consolidation, or division involving ICC and/or the Company, (ii) a sale, exchange, transfer, or other disposition of substantially all of the assets of ICC and/or the Company; (iii) a “person” or “group” (each within the meaning of Section 13(d) of the Exchange Act) becomes the “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act) of fifty percent (50%) or more of the outstanding shares of our common stock and/or ICCH’s common stock; or (iv) any other change in control similar in effect to any of the foregoing and specifically designated in writing as a “Change in Control” by the Board of Directors of ICCH and/or the Company; and (d) Change in Control Good Reason shall mean the occurrence of the following at any time during the term of Mr. Sutherland’s employment agreement: (i) within six months prior to, or one year after, a Change in Control, ICC terminates his employment (other than for Cause), or (ii) within one year after such Change in Control any of the following occur, if taken without Mr. Sutherland’s express written consent: (A) a material diminution in his authority, duties, or other terms or conditions of employment as the same exist on the date of the Change in Control; (B) any reassignment of Mr. Sutherland to a location greater than one hundred seventy-five miles from the location of his office on the date of the Change in Control, unless such new location is closer to his primary residence than the location of the Change in Control; (C) any material diminution in his base salary; (D) any failure to provide Mr. Sutherland with any benefits enjoyed by him under any of the Company’ or ICC’s retirement, health, life, disability, or other material employee plans in which Mr. Sutherland participated at the time of the Change in Control, or the taking of any action that would materially reduce any of such benefits in effect at the time of the Change in Control except for any reductions in benefits or other actions resulting from change to or reductions in benefits applicable to employee’s generally; or (E) any other material breach of his employment agreement.

In October 2016, we entered into change in control agreements with each of Messrs. Smith and Schmeichel, which provides for severance benefits upon the executive’s termination of employment in connection with a change in control. The definition of change in control is the same as contained in

Mr. Sutherland’s employment agreement. Each change in control agreement is for a term ending on December 31, 2023, and is automatically renews for an additional one-year term thereafter unless either party gives their respective notice of intent not to renew at least sixty days prior to January 1st of the subsequent year. Each change in control agreement also provides that the executive may not compete with our business or solicit any of our customers or employees for one year following the termination of such executive’s employment for any reason and during the term of the change in control agreement.

For purposes of the change in control agreement, (a) cause shall mean (i) the executive’s material breach of their respective change in control agreement or any other agreement with the Company or ICC, as applicable, to which such executive is a party, (ii) the executive’s material failure to adhere to any written policy of the Company or ICC generally applicable to their respective employees if such executive has been given thirty days written notice of such failure and a reasonable opportunity to comply with such policy or cure such executive’s failure to comply; (iii) the executive’s appropriation or attempted appropriation of a business opportunity of the Company or ICC, including attempting to secure or securing any business or personal profit in connection with any transaction entered into on behalf of the Company or ICC, as applicable; (iv) the executive’s misappropriation or attempted misappropriation of any of the funds or property (including any intellectual property) of the Company or ICC; (v) the executive’s conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony or the equivalent thereof involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year; or (vi) the executive’s conviction of an offense involving moral turpitude (as such term is defined in the change in control agreement) under the provisions of any federal, state, or local laws or ordinances, or such executive’s use of alcohol, narcotics, or illegal drugs to such an extent that will cause a material detrimental effect on the Company or ICC; and good reason shall mean the occurrence of a change in control and the following at any time during the term of the change in control agreement: (i) within six months prior to, or one year after, a Change in Control, the Company or ICC terminates the executive’s employment (other than for Cause), or (ii) any other material breach of the executive’s change in control agreement.

If a good reason occurs, the executive has ninety days thereafter to notify the Company and ICC of such occurrence. If the Company and/or ICC, as applicable, fail to cure such situation within thirty days after such notice, the executive is entitled to, within thirty days from the later of the date of termination of employment or delivery of the notice of termination, a lump sum cash payment equal to sum of (a) one times the executive’s base salary in effect as of the delivery date of the notice of termination and (b) one times the average cash bonus paid to the such executive within the current calendar year and two calendar years preceding the year in which the notice of termination is delivered. Additionally, upon such occurrence, during the period commencing from the date of termination of employment until the end of the twelfth month after such date, the executive shall be permitted to continue participation in, and the Company and/or ICC, as applicable, shall maintain the same level of contribution for, such executive’s participation in their respective medical/health insurance in effect with respect to such executive during the one year period prior to such executive’s termination of employment or, if the Company and/or ICC, as applicable, is not permitted to provide such benefits because such executive is no longer an employee or as a result of any applicable legal requirement, such executive shall receive a dollar amount, on or within thirty days following the date of termination of employment, equal to the cost to the Company and/or ICC, as applicable, of obtaining such benefits (or substantially similar benefits).

Each of the award agreements related to the grant of RSUs includes a provision that accelerates vesting of the unvested portion of the RSUs upon a “Change in Control” as defined pursuant to the respective equity incentive plan and upon the participant’s termination of employment due to death or disability as defined pursuant to the respective equity incentive plan.

Analysis of the Information Presented in the Pay Versus Performance Table

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance Table.

Compensation Actually Paid and Net Income (Loss)

The following chart sets forth the relationship between Compensation Actually Paid to our CEO, the average of Compensation Actually Paid to our Non-CEO NEOs, and the Company’s Net Income (Loss) over the fiscal three-year period from 2021 to 2023.

Compensation Actually Paid and Cumulative TSR

The following chart sets forth the relationship between Compensation Actually Paid to our CEO, the average of Compensation Actually Paid to our Non-CEO NEOs, and the Company’s TSR over the fiscal three-year period from 2021 to 2023.

Long-Term Incentives

Our Board of Directors adopted a stock-based incentive plan that was submitted to, and approved by, our shareholders in 2017. Under this plan, we may award participants restricted shares of our common stock, restricted stock units denominated in shares of our common stock, or options to purchase shares of our common stock. Restricted stock and restricted stock unit awards will be made at no cost to the participants. Restricted stock units are payable in shares of common stock or in cash in the discretion of the compensation committee. The number of shares of common stock that may be issued to any one participant pursuant to restricted stock and restricted stock unit awards (to the extent that such restricted stock unit awards are not paid in cash), or upon exercise of stock option awards under the stock-based incentive plan, may not exceed 70,000 shares or 28,000 shares during any one-year period, respectively.

Based upon the results set forth above, we set forth the amounts paid to our named executive officers for 2023 performance under the Executive Discretionary Performance Bonus Program in the Summary Compensation Table above.

Clawback Provisions

In November 2023, the Compensation Committee developed and recommended adoption of a new Clawback Policy to the Board. The ICCH Board unanimously approved the Company’s new Clawback Policy on November 11, 2023. This policy provides for the recovery of erroneously awarded incentive-based compensation “received” by current and former executive officers in connection with a financial restatement, regardless of fault or misconduct. This applies broadly to any incentive-based compensation that is granted, earned, or vested based wholly or in part on the attainment of any financial reporting measures. A copy of the policy can be found in the appendix of the Company’s Annual Report on Form 10-K for the year ending December 31, 2023.

Other Benefits and Perquisites

Our executive officers participate in the same broad-based benefit programs that are generally available to all other employees, including health, dental, disability and life insurance programs, a Company match on contributions to the 401(k) plan, and participation in the Employee Stock Ownership Plan (“ESOP”) implemented in 2017. The Company also provides nominal perquisites and supplemental benefits such as supplemental insurance benefits and club memberships to several of its executive officers, based on business needs.

In November 2012, we entered into a deferred compensation agreement with Mr. Sutherland. This agreement was amended on March 18, 2021, with an effective date of January 1, 2021, to ensure consistency in language with the terms of his Employment Agreement. The agreement requires Illinois Casualty to make payments to Mr. Sutherland beginning at retirement, which is set at age 65. In the event of separation of service without cause prior to age 62, benefits under this agreement vested 25% in November 2017, 50% in November 2022, 75% in November 2027, and 100% on January 1, 2032. In the event of Mr. Sutherland’s death prior to retirement, benefits become fully vested and are payable to his beneficiaries. Using a discount rate of 4.95%, the fully vested obligation under the agreement would total approximately $1,689,467 on January 1, 2034. As of December 31, 2023, the accrued liability related to this agreement totaled $486,387.

In January 2021, the Company entered into a 1035 tax free exchange applying what was then the current surrender value of $542,845 from his prior SERP policy to an indexed universal life product. The reduction in premium expense for the universal life program will save the Company approximately $36,600 per year in premiums for ten years and provides a historical average return of 5.65% with a floor return of 2.0%.

Compensation Committee Interlocks and Insider Participation

During 2023, the Compensation Committee was composed of Messrs. Portes (Committee Chair), Heriford, Schwab, and Ms. Schmitt. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among our executive officers, members of the Compensation Committee, or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Principle Shareholders

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 31, 2024, the only persons known by us to be beneficial owners of five percent or more of the outstanding shares of our common stock were as follows:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Common Stock
R. Kevin Clinton(1)	452,459	14.41%
6410 Oakencliffe Lane
East Lansing, Michigan 48823

ICC Holdings, Inc. Employee Stock Ownership Plan(2)	350,000	11.15%
225 20th Street Rock Island, Illinois 61201

Mr. Joseph Stillwell(3)	304,937	9.71%
200 Calle del Santo Cristo
San Juan, Puerto Rico 00901

Tuscarora Wayne Insurance Company	200,000	6.37%
41908 Route 6 PO Box 4 Wyalusing, Pennsylvania 18853-0007

Rock Island Investors, LLC(4)	196,108	6.25%
c/o Domain Capital Advisors, LLC
1230 Peachtree Street NE, Suite 3500 Atlanta, Georgia 30309

James D. Von Maur 6565 Brady Street Davenport, IA 52806	183,641	5.85%

1.
Includes R. Kevin Clinton Irrevocable Trust for Avery Anne Clinton u/a/d December 13, 2012, R. Kevin Clinton Irrevocable Trust for Connor Richard Clinton u/a/d December 13, 2012, R. Kevin Clinton Irrevocable Trust for Colleen Casey Clinton u/a/d December 13, 2012, R. Kevin Clinton Irrevocable Trust for Ryan Kevin Clinton u/a/d December 13, 2012, Marilyn J. Clinton Trust Agreement Dated August 29, 2001, and R. Kevin Clinton, IRA. This information is derived from its amendment No. 1 to Schedule 13D/A filed with the SEC on September 12, 2018.

2.
The Company’s Employee Stock Ownership Plan (ESOP) held 162,501 shares which have been allocated to participants of the plan. The ESOP has no sole voting or sole dispositive power with respect to the allocated shares. Each ESOP participant or beneficiary may direct the ESOP as to the manner in which the shares allocated to each participant under the ESOP are to be voted. The ESOP has sole voting power with respect to all unallocated shares (187,498.4147). With respect to allocated shares for which no votes are received, the ESOP will vote such shares in proportion to the votes cast on behalf of allocated shares for which votes are received. This information is derived from its Amendment No. 6 to Schedule 13G/A filed with the SEC on February 8, 2024.

3.
Includes Stilwell Activist Investments, L.P. (“Stilwell Activist Investments”), Stilwell Activist Fund, L.P. (“Stilwell Activist Fund”), Stilwell Value Partners VII, L.P. (“Stilwell Value Partners VII”), Stilwell Partners, L.P. (“Stilwell Partners”), Stilwell Value LLC, the general partner of Stilwell Activist Investments, Stilwell Activist Fund, Stilwell Value Partners VII and Stilwell Partners. Mr. Stilwell is the managing member and sole owner of Stilwell Value LLC. This information is derived from the Schedule 14A filed on March 18, 2024. The address of each of the other entities (other than Mr. Stilwell) is 111 Broadway, 12th Floor, New York, New York 10006.

4.
Includes Domain Capital Advisors, LLC, Domain Capital Group, LLC, Leardo Asset Management, LLC, and Patrick R. Leardo. This information is derived from its Amendment No. 4 to Schedule 13G/A filed with the SEC on February 7, 2024. The address of each of Leardo Asset Management, LLC and Mr. Leardo is 772 Dream Island Road, Longboat Key, Florida 34228.

5.
Includes James D. von Maur as Custodian for (i) Ana von Maur Uniform Transfers to Minors Account, (ii) James D. von Maur, Jr. Uniform Transfer to Minors Account, and (iii) Otto von Maur Uniform Transfers to Minors Account. This information is derived from his Amendment No. 2 to Schedule 13G/A filed on April 10, 2020

Directors and Officers

The following is preliminary information regarding beneficial ownership of the Company’s Common Stock by each director nominee, named executive officer (whose compensation is disclosed in this Proxy Statement), continuing directors, and other executive officers of the Company, including as a group, as of March 31, 2024.

Name of Individual or	Number of Shares	Percent of Outstanding
Number of Persons in Group	Beneficially Owned(12)	Common Stock(12)
Howard Beck(1)	37,296	1.2%
R. Kevin Clinton(2)	452,459	14.4%
James Dingman(3)	10,000	*
Joel Heriford	—	*
John Klockau(4)	108,000	3.4%
Gerald Pepping(5)	10,000	*
Daniel Portes	5,000	*
Norman Schmeichel(6)	17,734	*
Christine Schmitt	15,000	*
Mark Schwab(7)	20,000	*
Michael Smith(8)	54,810	1.7%
Kathleen Springer(9)	12,092	*
Julia Suiter(10)	12,302	*
Arron Sutherland(11)	74,588	2.4%
All Directors and Executive Officers as a Group (14 persons)	829,281	26.4%

*Less than 1% of Class.
1.
Includes (a) 16,000 shares held in Mr. Beck’s 401(k) plan, (b) 9,900 shares held in his IRA, (c) 5,340 shares held in his ESOP account, (d) 125 shares owned through his deceased spouse’s trust, and (e) 5,841 shares directly owned. Excludes 2,934 unvested restricted stock units.

2.	See footnote (1) to the Principal Shareholders table above.
3.	Includes 10,000 shares held in joint tenancy.
4.	Includes 108,000 shares held in a trust.
5.	Includes 10,000 shares held in a trust.
6.	Includes (a) 7,500 shares held in Mr. Schmeichel’s 401(k) plan, (b) 6,142 shares held in his ESOP account, and (c) 4,092 shares directly owned. Excludes 6,781 unvested restricted stock units.
7.	Includes 20,000 shares held in a trust.
8.
Includes (a) 15,453 shares held in Mr. Smith’s 401(k) plan, (b) 27,280 shares held in his IRA, (c) 5,980 shares held in his ESOP account, and (d) 6,097 shares directly owned. Excludes 7,034 unvested restricted stock units.

9.	Includes (a) 3,000 shares held in Ms. Springer’s 401(k) plan, (b) 4,867 shares held in her ESOP account, and (c) 4,225 shares directly owned. Excludes 6,334 unvested restricted stock units.
10.	Includes (a) 2,500 shares held in Ms. Suiter’s 401(k) plan, (b) 5,331 shares held in her ESOP account, and (c) 4,471 shares directly owned. Excludes 6,584 unvested restricted stock units.
11.
Includes (a) 47,798 shares held in Mr. Sutherland’s 401(k) plan, (b) 150 shares beneficially owned by his minor children, (c) 3,400 shares held in his spouse’s IRA, (d) 7,256 shares held in his ESOP account, and (e) 15,984 shares directly owned. Excludes 18,968 unvested restricted stock units.

12.
Beneficial ownership has been determined in accordance with Rule 13d-3 under Exchange Act, thereby including, with respect to each individual identified therein, or restricted stock units that vest within 60 days of the record date of April 16, 2024. The numbers of shares reflected in this table have been rounded to the nearest whole number.

The information with respect to beneficial ownership of Common Stock of the Company is based on information furnished to the Company by each individual included in the table.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and beneficial owners of more than 10 percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the SEC and NASDAQ. Copies of these reports must also be furnished to the Company. Based solely on its review of the copies of such reports received by it, and/or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2023, the reporting persons have complied with all filing requirements of Section 16(a).

Item 13. Certain Relationships and Related Transactions and Director Independence

CORPORATE GOVERNANCE AND BOARD MATTERS

Corporate Governance Principles

The Company is committed to sound corporate governance principles designed to ensure that the Board exercises reasonable business judgment in discharging its obligations to the Company and its shareholders. Corporate governance practices also help to ensure that full and transparent disclosures are made to the Company’s shareholders and the SEC.

Director Independence

The Board is required to affirmatively determine the independence of each director and to disclose such determination in the proxy statement for each Annual Meeting of Shareholders of the Company. In order to determine which of our directors are independent, we utilize the standards for independence established under the NASDAQ listing standards. Under these standards, an independent director is a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons will not be considered independent:

●	a director who is, or at any time during the past three years was, employed by the Company;
●
a director who accepted or who has a spouse, parent, child, or sibling, whether by blood, marriage, or adoption, or any other person who resides in his home, hereinafter referred to as a “Family Member”, who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (other than compensation for board or board committee service; compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or non-discretionary compensation);

●	a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by us as an Executive Officer;
●
a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (excluding payments arising solely from investments in our securities; or payments under non-discretionary charitable contribution matching programs);

●
a director who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three (3) years any of our Executive Officers served on the compensation committee of such other entity; or

●
a director who is, or has a Family Member who is, a current partner of our outside auditor, or was a partner or employee of the Company’s outside auditor who worked on our audit at any time during any of the past three (3) years.

Under these criteria, all directors except Arron K. Sutherland, who is the Company’s President and CEO, are independent. Only independent directors serve on the Company’s Audit Committee, Nominating and Governance Committee, and Compensation Committee.

Director	Independent	Management
R. Kevin Clinton	X
James R. Dingman	X
Joel K. Heriford	X
John R. Klockau	X
Gerald J. Pepping	X
Daniel H. Portes	X
Christine C. Schmitt	X
Mark J. Schwab	X
Arron K. Sutherland		X

Director Nomination Policy

The Nominating and Governance Committee of the Company considers director candidates based upon a number of qualifications, qualities, skills, and expertise required to be a director. The Committee is committed to giving focused thought to diversity, equity, and inclusion when considering qualified candidates in its deliberations and election of future board members.

The Nominating and Corporate Governance Committee will consider qualified director candidates as properly nominated by shareholders in accordance with our bylaws, policies and procedures. In addition, the Nominating and Governance Committee will consider shareholder recommendations for director candidates, but the Nominating and Governance Committee has no obligation to recommend such candidates. Assuming that appropriate biographical and background material (including qualifications) is provided for candidates recommended by shareholders, the Nominating and Governance Committee will evaluate those candidates by following substantially the same process and applying substantially the same criteria as for candidates recommended by other sources.

Company Policy on Related Party Transactions

The Company recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof), and therefore the Audit Committee will review and approve all related party transactions and transactions raising potential conflicts of interest.

Certain Relationships and Related Transactions

Mr. Kevin Clinton is a director of the Company and owns more than 10% of the Company’s outstanding shares of common stock.

Item 14. Principal Accountant Fees and Services

The Audit Committee has appointed Plante Moran, PLLC as the Company’s independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2024, and the Board is asking shareholders to ratify that selection. Although current law, rules, and regulations, as well as the Charter of the Audit Committee, require our independent auditor to be appointed, retained, and supervised by the Audit Committee, the Board considers the selection of an independent auditor to be an important matter of shareholder concern and considers a proposal for shareholders to ratify such selection to be an important opportunity for shareholders to provide direct feedback to the Board on an important issue of corporate governance. If the appointment of Plante Moran, PLLC is not ratified by shareholders, the Audit Committee will take such action, if any, with respect to the appointment of the independent auditor as the Audit Committee deems appropriate, which may include continued retention of such audit firm. Even if the selection is ratified, the Audit Committee, in its discretion, may select a different independent registered public accounting firm at any time during the year if it determines that such a change would be in the best interests of the Company and our shareholders.

Representatives of Johnson Lambert and Plante Moran, PLLC will be available virtually during the Annual Meeting with the opportunity to make a statement, if they desire, and they will be available to respond to appropriate questions from the shareholders.

An affirmative vote of the holders of at least a majority of the shares of common stock of the Company present and entitled to vote at the Annual Meeting is required for adoption of this proposal.

Fees Paid to the Independent Registered Public Accounting Firm

Fees for services rendered by Johnson Lambert, LLP related to the Company’s previous independent registered public accounting firm, for each of the following categories of services for the fiscal years ended December 31, 2023, and 2022, are set forth below:

	Fiscal Year	Fiscal Year
	2023	2022
Audit Fees (1)	$228,000	$169,200
Audit-Related Fees (2)	$70,200	$57,800
Tax Fees
Tax Compliance	$—	$—
Other Tax Services	$—	$—
All Other Fees	$—	$—
Total Fees	$298,200	$227,000

1.	Audit fees relate to professional services rendered for the audit of the consolidated financial statements of the Company and review of quarterly consolidated financial statements.
2.	Audit-related fees are for professional services rendered for the statutory audit of certain subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2024.

ICC HOLDINGS, INC.

By:	/s / Arron K. Sutherland
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael R. Smith
Chief Financial Officer (Principal Financial Officer, and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)