Form 10-Q
period 2024-03-31
ICC Holdings, Inc.
filed 2024-05-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2024 was 3,142,973.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets:
Investments and cash:
Fixed maturity securities (amortized cost of $118,359,809 at 3/31/2024 and $119,336,041 at 12/31/2023)	$109,168,285	$110,955,697
Common stocks at fair value	13,369,954	12,191,621
Preferred stocks at fair value	3,046,812	2,896,296
Other invested assets, net of allowances for credit losses of $39,000 at 3/31/2024 and $39,000 at 12/31/2023	9,040,528	8,898,409
Property held for investment, at cost, net of accumulated depreciation of $728,443 at 3/31/2024 and $682,402 at 12/31/2023	6,115,025	5,910,864
Cash and cash equivalents	7,026,999	1,478,135
Total investments and cash	147,767,603	142,331,022
Accrued investment income	962,242	915,156
Premiums and reinsurance balances receivable, net of allowances for credit losses of $136,000 at 3/31/2024 and $143,000 at 12/31/2023	36,450,702	37,220,433
Ceded unearned premiums	724,172	755,099
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for credit losses of $88,000 at 3/31/2024 and $82,000 at 12/31/2023	13,738,899	12,736,579
Federal income taxes	2,386,403	2,775,366
Deferred policy acquisition costs, net	8,643,538	8,552,459
Property and equipment, at cost, net of accumulated depreciation of $7,109,013 at 3/31/2024 and $6,990,076 at 12/31/2023	3,363,731	3,325,322
Other Assets, net of allowances for credit losses of $5,000 at 3/31/2024 and $5,000 at 12/31/2023	2,395,727	2,405,577
Total assets	$216,433,017	$211,017,013

Liabilities:
Unpaid losses and settlement expenses	$77,650,986	$71,919,585
Unearned premiums	47,450,348	47,259,637
Reinsurance balances payable	663,886	1,132,301
Corporate debt	15,000,000	15,000,000
Accrued expenses	5,783,483	7,442,617
Other liabilities	1,198,903	1,259,324
Total liabilities	147,747,606	144,013,464

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,776,979)	(5,710,324)
Additional paid-in capital	33,421,997	33,330,846
Accumulated other comprehensive (loss), net of tax	(7,261,448)	(6,621,336)
Retained earnings	50,083,573	47,844,368
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(1,816,732)	(1,875,005)
Total equity	68,685,411	67,003,549
Total liabilities and equity	$216,433,017	$211,017,013

1 Par value $0.01; authorized: 2024 and 2023 - 10,000,000 shares; issued: 2024 – 3,500,000 shares and 2023 – 3,500,000 shares; outstanding: 2024 – 3,138,976 and 2023 – 3,138,976 shares

2 2024 – 361,024 shares and 2023 – 361,024 shares

3 2024 – 181,671 shares and 2023 – 187,498 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	March 31,
	2024	2023
Net premiums earned	$20,222,366	$17,801,297
Net investment income	1,440,202	1,209,415
Net realized investment gains (losses)	150,686	(75,565)
Net unrealized gains on investments	1,273,890	639,418
Other (loss) income	(5,037)	45,836
Consolidated revenues	23,082,107	19,620,401
Losses and settlement expenses	12,336,928	11,047,681
Policy acquisition costs and other operating expenses	7,663,099	6,349,581
Interest expense on debt	45,904	45,400
General corporate expenses	200,770	193,674
Total expenses	20,246,701	17,636,336
Earnings before income taxes	2,835,406	1,984,065
Total income tax expense	596,201	405,520
Net earnings	$2,239,205	$1,578,545

Other comprehensive (loss) earnings, net of tax	(640,112)	1,596,353
Comprehensive earnings	$1,599,093	$3,174,898

Earnings per share:
Basic:
Basic net earnings per share	$0.76	$0.54
Diluted:
Diluted net earnings per share	$0.75	$0.53

Weighted average number of common shares outstanding:
Basic	2,953,441	2,942,659
Diluted	2,969,446	2,956,273

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2023	$35,000	$(5,463,535)	$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(113,760)	—	(113,760)
Purchase of treasury stock	—	(46,334)	—	—	—	—	(46,334)
Net earnings	—	—	—	—	1,578,545	—	1,578,545
Other comprehensive earnings, net of tax	—	—	—	—	—	1,596,353	1,596,353
Restricted stock unit expense	—	—	—	52,850	—	—	52,850
ESOP compensation expense	—	—	57,790	32,154	—	—	89,944
Balance, March 31, 2023	$35,000	$(5,509,869)	$(2,051,585)	$33,204,129	$45,166,018	$(7,245,164)	$63,598,529

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2024	$35,000	$(5,710,324)	$(1,875,005)	$33,330,846	$47,844,368	$(6,621,336)	$67,003,549
Purchase of treasury stock	—	(66,655)	—	—	—	—	(66,655)
Net earnings	—	—	—	—	2,239,205	—	2,239,205
Other comprehensive loss, net of tax	—	—	—	—	—	(640,112)	(640,112)
Restricted stock unit expense	—	—	—	59,380	—	—	59,380
ESOP compensation expense	—	—	58,273	31,771	—	—	90,044
Balance, March 31, 2024	$35,000	$(5,776,979)	$(1,816,732)	$33,421,997	$50,083,573	$(7,261,448)	$68,685,411

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three-Month Periods Ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$2,239,205	$1,578,545
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment (gains) losses	(150,686)	75,565
Net unrealized gains on investments	(1,273,890)	(639,418)
Depreciation	199,686	173,491
Deferred income tax	194,829	267,226
Amortization of bond premium and discount	(18,871)	29,821
Stock-based compensation expense	149,424	142,794
Change in:
Accrued investment income	(47,086)	509
Premiums and reinsurance balances receivable	769,731	(506,948)
Ceded unearned premiums	30,927	143,200
Reinsurance balances recoverable	(1,002,320)	(843,357)
Deferred policy acquisition costs	(91,079)	(565,515)
Unpaid losses and settlement expenses	5,731,401	5,252,537
Unearned premiums	190,711	568,115
Reinsurance balances payable	(468,415)	(1,123,875)
Accrued expenses	(1,659,134)	(1,949,578)
Current federal income tax	364,293	124,565
Other	(93,842)	(386,200)
Net cash provided by operating activities	5,064,884	2,341,477
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(3,259,172)	(5,960,521)
Common stocks	(826,741)	(807,926)
Preferred stocks	(242,131)	(78,716)
Other invested assets	—	(360,000)
Property held for investment	(250,201)	(358,210)
Property and equipment	(192,156)	(160,191)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	4,294,521	3,830,441
Common stocks	705,443	778,071
Preferred stocks	245,513	95,628
Other invested assets	75,458	8,557
Property and equipment	101	33
Net cash provided by (used in) investing activities	550,635	(3,012,834)
Cash flows from financing activities:
Purchase of treasury stock	(66,655)	(46,334)
Net cash used in financing activities	(66,655)	(46,334)
Net increase (decrease) in cash and cash equivalents	5,548,864	(717,691)
Cash and cash equivalents at beginning of year	1,478,135	3,139,986
Cash and cash equivalents at end of period	$7,026,999	$2,422,295
Supplemental information:
Interest paid	$45,900	$39,500

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

ICC Holdings, Inc. is a Pennsylvania corporation that was organized in 2016. As used in this Form 10-Q, references to the "Company," "we," "us," and "our" refer to the consolidated group. On a stand-alone basis ICC Holdings, Inc. is referred to as the "Parent Company." The consolidated group consists of the holding company, ICC Holdings, Inc.; Two Rivers Realty Investments, LLC, a real estate services and holding company; Beverage Insurance Agency, Inc., dba Beverage Insurance Specialty, a wholesale insurance agency; Estrella Innovative Solutions, Inc., an outsourcing company; Southern Hospitality Education, LLC, dba Katkin, a full-service food safety and education company; Guild Insurance Inc. (Guild), an operating insurance agency acquired in October 2023; and Illinois Casualty Company (ICC), an operating insurance company. ICC is an Illinois domiciled company. ICC owns Two Rivers Investment Properties, LLC, a real estate services and holding company, and ICC Re Limited, a vehicle to participate in various Lloyd's of London (Lloyd's) syndicate's underwriting activity.

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Utah, and Wisconsin and markets through independent agents. Approximately 21.7% and 23.0% of the premium is written in Illinois for the three months ended March 31, 2024 and 2023, respectively. The Company operates as one segment.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023 (the “2023 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2024 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to improve the recognition and measurement of credit losses and to provide more decision-useful information about those losses. This new impairment model is based on the expected losses rather than incurred losses. ASU 2016-13 requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net earnings. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses but is limited to the amount by which the fair value is less than amortized cost. The Company applied this standard to fixed maturity securities, accrued interest, premiums and reinsurance balances receivable, reinsurance balances recoverable on unpaid losses and settlement expenses, and other assets using the loss-rate method. In total, the cumulative-effect adjustment made to the financials as of the beginning of 2023 resulted in a $113,760 decrease in retained earnings.

D.	PROSPECTIVE ACCOUNTING STANDARDS

There are no prospective accounting standards that would have a material impact on our financial statements as of  March 31, 2024.

E.	PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. For the periods ended March 31, 2024 and December 31, 2023, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	March 31,	December 31,
	2024	2023
Automobiles	$693,634	$645,458
Furniture and fixtures	526,657	525,843
Computer equipment and software	5,093,380	5,037,301
Home office	4,159,073	4,106,796
Total cost	10,472,744	10,315,398
Accumulated depreciation	(7,109,013)	(6,990,076)
Net property and equipment	$3,363,731	$3,325,322

F.	COMPREHENSIVE EARNINGS

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

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Three-Months Ended March 31,
	2024	2023
Beginning balance	$(6,621,336)	$(8,841,517)
Other comprehensive (loss) earnings before reclassification	(639,189)	1,564,342
Amount reclassified from accumulated other comprehensive (loss) earnings	(923)	32,011
Net current period other comprehensive (loss) earnings	(640,112)	1,596,353
Ending balance	$(7,261,448)	$(7,245,164)

The following table illustrates the components of other comprehensive earnings (loss) for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended March 31,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding (losses) gains arising during the period	$(809,101)	$169,912	$(639,189)	$1,980,180	$(415,838)	$1,564,342
Reclassification adjustment for (gains) losses included in net earnings	(1,167)	244	(923)	40,520	(8,509)	32,011
Total other comprehensive (loss) earnings	$(810,268)	$170,156	$(640,112)	$2,020,700	$(424,347)	$1,596,353

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive (Earnings) Loss
	Three-Month Periods Ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statement
Comprehensive Earnings Component	2024	2023	where Net Earnings is Presented
Unrealized (gains) losses on ASF investments:
	$(1,167)	$40,520	Net realized investment (gains) losses
	244	(8,509)	Income tax expense (benefit)
Total reclassification adjustment, net of tax	$(923)	$32,011

G.	RISKS AND UNCERTAINTIES

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

H.	INTANGIBLES

Intangible assets of $1.2 million are reported within Other Assets on the Consolidated Balance Sheets. Finite-lived intangible assets are amortized over their estimated useful lives.

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

	For the Three-Months Ended March 31,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2024
Fixed maturity securities	$4,294,521	$1,167	$—	$1,167
Common stocks	705,443	249,637	(70,057)	179,580
Preferred stocks	245,513	1,409	(31,470)	(30,061)
2023
Fixed maturity securities	$3,830,441	$—	$(40,520)	$(40,520)
Common stocks	778,071	126,001	(185,458)	(59,457)
Preferred stocks	95,628	24,412	—	24,412

The amortized cost and estimated fair value of fixed income securities at  March 31, 2024, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,548,339	$3,498,321
Due after one year through five years	15,222,260	14,582,221
Due after five years through 10 years	24,129,964	22,440,674
Due after 10 years	26,891,230	22,631,543
Asset and mortgage-backed securities without a specific due date	48,381,623	45,834,486
Redeemable preferred stocks	186,393	181,040
Total fixed maturity securities	$118,359,809	$109,168,285

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at March 31, 2024 and December 31, 2023:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2024
Fixed maturity securities:
U.S. Treasury	$1,351,519	$1,295,211	$—	$(56,308)
MBS/ABS/CMBS	48,381,623	45,834,486	291,072	(2,838,209)
Corporate	45,827,528	42,444,447	104,428	(3,487,509)
Municipal	22,612,746	19,413,101	125,472	(3,325,117)
Redeemable preferred stock	186,393	181,040	—	(5,353)
Total fixed maturity securities	$118,359,809	$109,168,285	$520,972	$(9,712,496)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2023
Fixed maturity securities:
U.S. Treasury	$1,351,768	$1,289,774	$—	$(61,994)
MBS/ABS/CMBS	49,400,028	47,020,328	283,957	(2,663,657)
Corporate	45,764,492	42,981,718	287,412	(3,070,186)
Municipal	22,633,360	19,493,317	153,103	(3,293,146)
Redeemable preferred stock	186,393	170,560	—	(15,833)
Total fixed maturity securities	$119,336,041	$110,955,697	$724,472	$(9,104,816)

All the Company’s collateralized securities carry an average credit rating of AA by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $8,192,160 and $8,462,540, residential mortgage-backed securities of $32,154,992 and $32,928,128, and commercial mortgage-backed securities of $5,487,334 and $5,629,659 at March 31, 2024 and December 31, 2023, respectively. The Company has recorded no current expected credit loss (CECL) allowances related to available for sale investments at March 31, 2024 and December 31, 2023, respectively.

ANALYSIS

The following tables display the total value of securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The tables further classifies the securities based on the length of time they have been in an unrealized loss position.

	March 31, 2024			December 31, 2023
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,295,211	$1,295,211	$—	$1,289,774	$1,289,774
Amortized cost	—	1,351,519	1,351,519	—	1,351,768	1,351,768
Unrealized loss	—	(56,308)	(56,308)	—	(61,994)	(61,994)
MBS/ABS/CMBS
Fair value	8,671,226	20,894,107	29,565,333	8,345,340	24,323,865	32,669,205
Amortized cost	8,780,692	23,622,850	32,403,542	8,462,010	26,870,852	35,332,862
Unrealized loss	(109,466)	(2,728,743)	(2,838,209)	(116,670)	(2,546,987)	(2,663,657)
Corporate
Fair value	5,126,823	31,263,210	36,390,033	477,051	33,352,754	33,829,805
Amortized cost	5,205,614	34,671,928	39,877,542	478,370	36,421,621	36,899,991
Unrealized loss	(78,791)	(3,408,718)	(3,487,509)	(1,319)	(3,068,867)	(3,070,186)
Municipal
Fair value	1,276,758	12,114,730	13,391,488	—	12,149,238	12,149,238
Amortized cost	1,283,254	15,433,351	16,716,605	—	15,442,384	15,442,384
Unrealized loss	(6,496)	(3,318,621)	(3,325,117)	—	(3,293,146)	(3,293,146)
Redeemable preferred stock
Fair value	121,500	59,540	181,040	149,240	21,320	170,560
Amortized cost	123,188	63,205	186,393	161,549	24,844	186,393
Unrealized loss	(1,688)	(3,665)	(5,353)	(12,309)	(3,524)	(15,833)
Total
Fair value	15,196,307	65,626,798	80,823,105	8,971,631	71,136,951	80,108,582
Amortized cost	15,392,748	75,142,853	90,535,601	9,101,929	80,111,469	89,213,398
Unrealized loss	$(196,441)	$(9,516,055)	$(9,712,496)	$(130,298)	$(8,974,518)	$(9,104,816)

The fixed income portfolio contained 219 securities in an unrealized loss position as of March 31, 2024. Of these 219 securities, 192 have been in an unrealized loss position for 12 consecutive months or longer and represent $9,516,055 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Current unrealized losses are the result of rising interest rates. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no CECL allowances from the fixed income portfolio recognized in net earnings during the three months ended March 31, 2024 and 2023. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity.

UNREALIZED GAINS AND LOSSES ON INVESTMENTS

Net unrealized gains recognized during the three months ended March 31, 2024 on equity securities and limited partnership investments were $1,273,890. Net unrealized gains recognized during the three months ended March 31, 2023 on investments held as of March 31, 2023 were $639,418.

Other Invested Assets

Other invested assets as of March 31, 2024 and December 31, 2023 were $9,040,528 and $8,898,409, respectively. These amounts were net of $39,000 in CECL allowances. Other invested assets as of  March 31, 2024 include privately held investments of $2,414,810, notes receivable of $5,420,520, Funds at Lloyd's of $819,198 and a $425,000 membership in the Federal Home Loan Bank of Chicago (FHLBC). As of  December 31, 2023, privately held investments were $2,197,232, notes receivable were $5,495,978, Funds at Lloyd's were 819,198, and the membership in FHLBC was $425,000.

As of  March 31, 2024, privately held investments are comprised of a $1,950,380 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $214,430 in stock carried at fair value. The limited partnership is considered a related party. In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of  March 31, 2024, the Company has received calls for $1,949,134 for a limited partnership from the private investment fund. Our balance available for future endeavors with the private investment fund is $8,050,866 as of  March 31, 2024. As of  December 31, 2023, privately held investments are comprised of a $1,734,622 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $212,610 in stock carried at fair value. As of  December 31, 2023, the Company received calls for $1,949,134 for the limited partnership and our balance available for future endeavors was $8,050,866.

Notes receivable are carried at outstanding value plus accrued interest. As of  March 31, 2024, most of the notes receivable bear interest between 3.9% and 8.25%. One note has interest at prime minus 25 basis points with a floor of 4.0%. For the three months ended March 31, 2024, $75,458 in note payments were received and $0 in accrued principal and interest receivable was recorded. The Company had $39,000 in CECL allowances recorded related to uncollectible note receivables at  March 31, 2024.

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

●

Level 2 is applied to valuations based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.

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

Due to the relatively short-term nature of cash and cash equivalents, their carrying amounts are reasonable estimates of fair value. Other invested assets include notes receivable, stock, a limited partnership, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest. Stock is at fair value when available. The limited partnership is accounted for under the equity method, which is considered a related party. The SAFE investment, Funds at Lloyd's, and the membership in FHLBC are carried at cost.

Assets measured at fair value on a recurring basis as of March 31, 2024, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,295,211	$—	$—	$1,295,211
MBS/ABS/CMBS	—	45,834,486	—	45,834,486
Corporate	—	42,444,447	—	42,444,447
Municipal	—	19,413,101	—	19,413,101
Redeemable preferred stocks	—	181,040	—	181,040
Total fixed maturity securities	1,295,211	107,873,074	—	109,168,285
Equity securities
Common stocks	13,369,954	—	—	13,369,954
Perpetual preferred stocks	—	3,046,812	—	3,046,812
Total equity securities	13,369,954	3,046,812	—	16,416,766
Total marketable investments measured at fair value	$14,665,165	$110,919,886	$—	$125,585,051

Assets measured at fair value on a recurring basis as of December 31, 2023, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,289,774	$—	$—	$1,289,774
MBS/ABS/CMBS	—	47,020,328	—	47,020,328
Corporate	—	42,981,718	—	42,981,718
Municipal	—	19,493,317	—	19,493,317
Redeemable preferred stocks	—	170,560	—	170,560
Total fixed maturity securities	1,289,774	109,665,923	—	110,955,697
Equity securities
Common stocks	12,191,621	—	—	12,191,621
Perpetual preferred stocks	—	2,896,296	—	2,896,296
Total equity securities	12,191,621	2,896,296	—	15,087,917
Total marketable investments measured at fair value	$13,481,395	$112,562,219	$—	$126,043,614

As noted in the previous tables, the Company has no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2024 or December 31, 2023. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the three-month periods ended March 31, 2024 and 2023.

4.	DEBT

Debt Obligation

Debt Obligations

The Company had $15,000,000 in outstanding debt as of  March 31, 2024 and December 31, 2023.

The Company also has borrowing capacity of $48.2 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of  March 31, 2024, the Company has used $15.0 million of that capacity through three separate 5-year term loans expiring between 2025 and 2027, with a weighted average interest rate of 1.21%.

The Company has $19.1 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

As of March 31, 2024, the balance on the line of credit was $0. As of  July 5, 2023, this line of credit is priced at prime plus 0.5% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2024. The Company has $4.0 million of available credit and has pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting principles applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of March 31, 2024, our total adjusted capital is approximately $65.4 million. There was no interest paid on the line of credit during the three months ended March 31, 2024 and 2023.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended March 31,
	2024	2023
WRITTEN
Direct	$23,735,559	$20,814,526
Reinsurance assumed	47,776	38,726
Reinsurance ceded	(3,339,331)	(2,340,640)
Net	$20,444,004	$18,512,612
EARNED
Direct	$23,545,004	$20,243,436
Reinsurance assumed	47,620	41,702
Reinsurance ceded	(3,370,258)	(2,483,841)
Net	$20,222,366	$17,801,297
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$14,119,451	$13,266,429
Reinsurance assumed	63,722	9,241
Reinsurance ceded	(1,846,245)	(2,227,989)
Net	$12,336,928	$11,047,681

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	March 31,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$71,920	$67,614
Less: Ceded	12,737	13,610
Less: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Net	59,101	54,004
Increase in incurred losses and settlement expense:
Current year	12,288	11,072
Prior years	49	(24)
Total incurred	12,337	11,048
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,924	1,158
Prior years	5,690	5,487
Total paid	7,614	6,645
Net unpaid losses and settlement expense - end of the period	63,824	58,407
Plus: Reinsurance recoverable on unpaid losses net of CECL	13,739	14,356
Plus: CECL allowance for reinsurance recoverable on unpaid losses[1]	88	104
Gross unpaid losses and settlement expense - end of the period	$77,651	$72,867

1 See page 7, Significant account policies, for an explanation of CECL.

For the  three months ended  March 31, 2024 and  2023, we experienced  unfavorable and favorable development of  $49,000 and  $24,000, respectively. The  unfavorable development for the  three months ended  March 31, 2024 is primarily due to additional information received on prior year accident claims for liquor liability.

7.	INCOME TAXES

The Company’s effective tax rate for the three month periods ended March 31, 2024 was 21.0% compared to 20.4% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the three month periods ended March 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	March 31,
	2024	2023
Provision for income taxes at the statutory federal tax rates	$595,435	$416,654
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(7,929)	(10,072)
Dividends received deduction	(10,065)	(20,460)
Proration of tax-exempt interest and dividends received deduction	4,283	7,417
Nondeductible expenses	15,915	15,091
Officer life insurance, net	(1,438)	(3,110)
Total	$596,201	$405,520

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of March 31, 2024 and December 31, 2023, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2020 through current year. There are currently no open tax exams. As of March 31, 2024 a significant portion of the Company's net deferred tax asset relates to unrealized losses on fixed income securities and equity securities.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings did not contributed to the ESOP for the three months ended March 31, 2024 and 2023. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the three months ended March 31, 2024, we recognized compensation expense of $90,044 related to 5,827 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2024. For the three months ended March 31, 2023, we recognized compensation expense of $89,944 related to 5,779 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2023.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. The Company recognized $59,380 and $52,850 in RSU expense for the three months ended  March 31, 2024 and  March 31, 2023, respectfully.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested on December 31, 2023	19,787	$15.87
Granted	—	—
Vested	(3,782)	15.70
Nonvested on March 31, 2024	16,005	$15.92

9.	SUBSEQUENT EVENTS

The Company granted 20,100 restricted stock units on April 1, 2024. On April 30, 2024, the Company made a commitment for $3.0 million investment in Inter-Atlantic Fund X, L.P., a limited partnership. To date there have been no cash calls.

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

All of these factors are difficult to predict, and many are beyond our control. These important factors include those discussed under “Item 1A. Risk Factors” of ICC Holdings, Inc.’s 2023 Annual Report on Form 10-K and those listed below:

●	the potential impact of fraud, operational errors, systems malfunctions, or cybersecurity incidents;
●	future economic conditions in the markets in which we compete that are less favorable than expected;
●	our ability to expand geographically;
●	the effects of weather-related and other catastrophic events;
●

the effect of legislative, judicial, economic, demographic, and regulatory events in the jurisdictions where we do business, especially changes with respect to laws, regulations, and judicial decisions relating to liquor liability;

●	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or the expansion of our producer network;
●	the impacts of negative social media and cancel culture;
●	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains and a reduction in the value of our investment portfolio;
●

heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products;

●	a downgrade in our A.M. Best rating;
●	disruptions and negative investor sentiment caused by bank failures in 2023;
●	reliance on Lloyd's of London brokers to profitably operate, share timely financial results, and maintain accurate reserves;
●	the impact of acts of terrorism and acts of war;
●	the effects of terrorist related insurance legislation and laws;
●	changes in general economic conditions, including inflation, unemployment, interest rates, and other factors;
●	the cost, availability, and collectability of reinsurance;
●	estimates and adequacy of loss reserves and trends in loss and settlement expenses;
●	changes in the coverage terms selected by insurance customers, including higher limits;
●	our inability to obtain regulatory approval of, or to implement, premium rate increases;
●	our ability to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us;
●	expense and reputational impact on the Company as a result of expenses related to the continuing activities of an activist shareholder;
●	adverse litigation or arbitration results;
●	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and environmental, tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, other financial viability requirements, and changes that affect the cost of, or demand for our products;
●	infection rates, severity of pandemics, civil unrest and their effects on our business operations and claims activity, and any adverse impact to our insureds, brokers, agents, and employees;
●	our debt and debt service requirements which may restrict our operation and financial flexibility, as well as imposing unfavorable interest and financing costs;
●	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities or other borrowings;
●	changes to our assessment as to whether it is more likely than not that we will be required to sell, or have the intent to sell, available for sale or fixed maturity investments before their anticipated recovery;
●	our ability to implement business strategies, including our acquisition strategy and expansion plans;
●	our acquisition strategy may not be successful in locating advantageous targets;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we acquire into our operations and our ability to realize related revenue synergies, strategic gains, and cost savings may be significantly harder to achieve, if at all, or may take longer to achieve;
●	potential goodwill impairment charges, future impairment charges, and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

●

the potential impact on our reported net income that could result from the adoption of future auditing or accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

●	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations; and
●	litigation tactics and developments, including those related to business interruption claims.

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

For the three months ended March 31, 2024, the Company had direct written premiums of $23,736,000, net premiums earned of $20,222,000, and net earnings of $2,239,000. For the three months ended March 31, 2023, the Company had direct premiums written of $20,815,000, net premiums earned of $17,801,000, and net earnings of $1,579,000. On March 31, 2024, the Company had total assets of $216,433,000 and equity of $68,685,000. On December 31, 2023, the Company had total assets of $211,017,000 and equity of $67,004,000.

Principal Revenue and Expense Items

We derive our revenue primarily from premiums earned, net investment income, and net realized and unrealized gains (losses) from investments.

Gross and net premiums written

Gross premiums written are equal to direct and assumed premiums before the effect of ceded reinsurance. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written).

Net premiums earned

Premiums earned are the earned portion of our net premiums written. Gross premiums written include all premiums recorded by an insurance company during a specified policy period. Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are earned ratably over the duration of the policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2024, one-half of the premiums would be earned in 2024 and the other half would be earned in 2025.

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities and limited partnership investments, excluding fixed income securities, when our investments are trading at an amount greater than or less than their cost, respectively. Net unrealized gains on investments in net earnings for the three months ended March 31, 2024 were $1,274,000. Net unrealized gains for the three months ended March 31, 2023 for investments in net earnings were $639,000. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry. The board of directors’ investment committee is responsible for establishing investment policies and monitoring risk limits and tolerances. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments, and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

●	credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest; and

●	interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer, and asset class diversification.

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

Amortization of deferred policy acquisition costs and other operating expenses

Expenses incurred to underwrite risks are referred to as policy acquisition expenses. Variable policy acquisition costs consist of commission expenses, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the writing and acquisition of new and renewal business. These policy acquisition costs are deferred and amortized over the effective period of the related insurance policies. Fixed policy acquisition costs are expensed as incurred. These costs include salaries, rent, office supplies, and depreciation. Other operating expenses consist primarily of information technology costs, accounting, and employee compensation, as well as audit and legal expenses.

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

Critical Accounting Policies

The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Our results of operations are influenced by factors affecting the property and casualty insurance industry in general. The operating results of the United States property and casualty insurance industry are subject to significant variations due to competition, weather, catastrophic events, regulation, general economic conditions, judicial trends, fluctuations in interest rates, and other changes in the investment environment.

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

The following summarizes our results for the three months ended March 31, 2024 and 2023:

Premiums

Direct premiums written increased by $2,921,000, or 14.0%, to $23,736,000 for the three months ended March 31, 2024 from $20,815,000 for the same period of 2023. Net written premium increased by $1,931,000, or 10.4%, to $20,444,000 for the three months ended March 31, 2024 from $18,513,000 for the same period in 2023. Net premiums earned increased by $2,421,000, or 13.6%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, consistent with our increased premium writings in 2024 and 2023.

For the three months ended March 31, 2024, we ceded to reinsurers $3,370,000 of earned premiums, compared to $2,484,000 of earned premiums for the three months ended March 31, 2023. Ceded earned premiums as a percent of direct premiums written increased to 14.1% from 11.2% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of increased direct earned premiums and the addition of a ceding allowance on the first excess reinsurance contracts.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $231,000, or 19.1%, to $1,440,000 for the three months ended March 31, 2024, as compared to $1,209,000 for the same period in 2023. This increase is a result of increased rates on our fixed income portfolio and an increase in overall investment holdings.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $51,000, or 110.9%, during the three months ended March 31, 2024 as compared to the same period in 2023 due to decreased Katkin sales.

Unpaid Losses and Settlement Expenses

	For the Three-Months Ended
	March 31,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$71,920	$67,614
Less: Ceded	12,737	13,610
Less: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Net	59,101	54,004
Increase in incurred losses and settlement expense:
Current year	12,288	11,072
Prior years	49	(24)
Total incurred	12,337	11,048
Deduct: Loss and settlement expense payments for claims incurred:
Current year	1,924	1,158
Prior years	5,690	5,487
Total paid	7,614	6,645
Net unpaid losses and settlement expense - end of the period	63,824	58,407
Plus: Reinsurance recoverable on unpaid losses net of CECL	13,739	14,356
Plus: CECL allowance for reinsurance recoverable on unpaid losses	88	104
Gross unpaid losses and settlement expense - end of the period	$77,651	$72,867

Gross unpaid losses and settlement expenses increased by $5,731,000, or 8.0%, in the three months ended March 31, 2024 as compared to December 31, 2023. For the three months ended March 31, 2024 and 2023, we experienced unfavorable and favorable development of $49,000 and $24,000, respectively.

Losses and Settlement Expenses

Losses and settlement expenses increased by $1,289,000, or 11.7%, to $12,337,000 for the three months ended March 31, 2024, from $11,048,000 for the same period in 2023. The increase in losses and settlement expenses was driven current year accident losses in 2024 over 2023.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,313,000, or 20.7%, to $7,663,000 for the three months ended March 31, 2024 from $6,350,000 for the same period in 2023. The increase in these expenses is mainly due to increases in salaries and commissions. Salary expense is up due to increased costs associated with business growth and increased headcount. Commissions increased as a result of higher written premiums and higher contingent commission during the quarter.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio increased by 220 basis points from 35.7% to 37.9% for the three months ended March 31, 2024 as compared to the same period in 2023.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. Our general corporate expenses increased by $7,000, or 3.6%, for the three months ended March 31, 2024 as compared to the same period in 2023.

Interest Expense

Interest expense increased slightly to $46,000 for the three months ended March 31, 2024 from $45,000 for the same period during 2023.

Income Tax Expense

We reported income tax expense of $596,000 and $406,000 for the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense in 2024 relates to the positive change in net unrealized losses on investments. Our effective tax rate for the three months ended March 31, 2024 was 21.0%, compared to 20.4% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of March 31, 2024 and December 31, 2023:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of March 31,	As of December 31,
(In thousands)	2024	2023
Case reserves	$32,836	$29,718
IBNR reserves	30,988	29,383
Net unpaid losses and settlement expense	63,824	59,101
Reinsurance recoverables, excluding CECL allowance	13,827	12,819
Reserves for unpaid loss and settlement expense	$77,651	$71,920

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of March 31, 2024 and December 31, 2023.

As of March 31, 2024

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$27,786	$28,725	$56,511
Property	2,341	(72)	2,269
Other	2,709	2,335	5,044
Total net reserves	32,836	30,988	63,824
Reinsurance recoverables, excluding CECL allowance	2,959	10,868	13,827
Gross reserves	$35,795	$41,856	$77,651

As of December 31, 2023

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$24,286	$27,184	$51,470
Property	2,715	(127)	2,588
Other	2,717	2,326	5,043
Total net reserves	29,718	29,383	59,101	$52,617	$62,912
Reinsurance recoverables	2,371	10,448	12,819	10,346	14,081
Gross reserves	$32,089	$39,831	$71,920	$62,963	$76,993

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the three months ended March 31, 2024 and 2023, we experienced unfavorable and favorable development of $49,000 and $24,000, respectively.

The potential for variability in our reserves is evidenced by this development. As a further illustration of reserve variability, we previously estimated unpaid loss and settlement expense net of reinsurance at the end of 2023 at $59,101,000. As of March 31, 2024, that reserve was re-estimated at $59,150,000, which is $49,000 higher than the previous estimate.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year.

Investments

Our investments are primarily composed of fixed maturity debt securities and both common and preferred stock equity securities. We categorize all our debt securities as available-for-sale (AFS), which are carried at fair value as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our AFS securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities and limited partnership investments are carried at fair value with subsequent changes in fair value recorded in net earnings (loss). Other invested assets include notes receivable, stock, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest, which management believes reflects fair value. The SAFE investment and the membership in FHLBC are carried at cost. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or credit loss has occurred.

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

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of December 31, 2023 and March 31, 2024, there were no securities for which an allowance for credit losses adjustment was needed.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,295	$(56)	$1,295	$(56)
MBS/ABS/CMBS	8,671	(109)	20,894	(2,729)	29,565	(2,838)
Corporate	5,127	(79)	31,263	(3,409)	36,390	(3,488)
Municipal	1,277	(6)	12,115	(3,319)	13,392	(3,325)
Redeemable preferred stock	121	(2)	60	(3)	181	(5)
Total temporarily impaired fixed maturity securities	$15,196	$(196)	$65,627	$(9,516)	$80,823	$(9,712)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,290	$(62)	$1,290	$(62)
MBS/ABS/CMBS	8,346	(117)	24,324	(2,547)	32,670	(2,664)
Corporate	477	(1)	33,353	(3,069)	33,830	(3,070)
Municipal	—	—	12,149	(3,293)	12,149	(3,293)
Redeemable preferred stock	149	(12)	21	(4)	170	(16)
Total temporarily impaired fixed maturity securities	$8,972	$(130)	$71,137	$(8,975)	$80,109	$(9,105)

Corporate Bonds

The gross unrealized losses in the corporate bond portfolio increased by about $0.4 million from a loss of $3,070,000 at the end of 2023 to a loss of $3,488,000 as of March 31, 2024. This was driven by the movement in Treasury rates. The Treasury yield curve has shifted higher by about 35 bps in the first 3 months of 2024 which has caused bond prices across fixed income sectors to drop. The corporate bond portfolio has benefitted by spread tightening so far in 2024 (corporate spreads are tighter by about 10 bps), but this has been overwhelmed by the higher Treasury rate environment.

Municipal Bonds

The gross unrealized losses in the municipal portfolio increased slightly from a loss of $3,293,000 at the end of 2023 to a loss of $3,325,000 as of March 31, 2024. This was driven by the movement in Treasury rates. The Treasury yield curve has shifted higher by about 35 bps in the first 3 months of 2024 which has caused bond prices across fixed income sectors to drop. The municipal bond portfolio has benefitted by spread tightening so far in 2024 (taxable municipal spreads are tighter by about 15 bps), but this has been offset by the higher Treasury rate environment.

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For corporates, as an example, we screen for any holding that has a market price below $75 and a spread greater than the average spread of the BB Corporate index. For preferred stocks, we screen for securities that have an unrealized loss of more than 30% of book value. For structured securities, we use more quantitative analysis, including a discounted cash-flow model to measure the amount by which the present value of expected future cash flows is below the asset's amortized cost. When assessing whether the fair value of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the "credit loss." If there is a credit loss, the impairment is other-than-temporary. Under the new guidance for AFS debt securities, if we identify that there is a credit risk, an allowance for credit losses (ACL) will be recorded in earnings. Any remaining portion of unrealized losses related to the noncredit-related component will continue to be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the prior allowance would be removed, and the amortized cost basis would be adjusted to fair value.

For the three months ended March 31, 2024, the Company did not take a credit loss or impairment charge on any of its fixed income security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in credit losses or impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at March 31, 2024 and December 31, 2023, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

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

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. On March 31, 2024 and December 31, 2023, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Deferred acquisition costs, net	$8,644	$8,552
Unearned premium reserves, net	46,726	46,505

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

As of March 31, 2024 and December 31, 2023, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2020 through the current year are open for examination.

Other Assets

As of March 31, 2024 and December 31, 2023, other assets totaled $2,396,000 and $2,406,000, respectively. Other assets includes intangibles, cash value of officer life insurance, and prepaids.

Outstanding Debt

The Company had $15,000,000 in outstanding debt, as of March 31, 2024 and December 31, 2023.

The Company also has borrowing capacity of $48.2 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of March 31, 2024, the Company has used $15.0 million of that capacity through three separate 5-year term loans expiring between 2025 and 2027, with a weighted average interest rate of 1.21%.

The Company has $19.1 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

As of March 31, 2024, the balance on the line of credit was $0. As of July 5, 2023, this line of credit is priced at prime plus 0.5% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2024. The Company has a $4.0 million of available credit and has pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting principles applicable to the annual financial statements required to be filed with Illinois Department of Insurance. As of March 31, 2024, our total adjusted capital is approximately $65.4 million. There was no interest paid on the line of credit during the three months ended March 31, 2024 and 2023.

Other Liabilities

As of March 31, 2024 and December 31, 2023, other liabilities totaled $1,199,000 and $1,259,000, respectively. Other liabilities includes advance premiums and amounts withheld.

ESOP

In connection with our conversion and public offering, the ESOP financed the purchase of 10.0% of the common stock issued in the offering for $3,500,000 with the proceeds of a loan from ICC prior to the expiration of the offering. ICC makes annual contributions to the ESOP sufficient to repay that loan. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements —Employee Stock Ownership Plan” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) have been granted every year since 2018 and most recently in April 2023. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2023 Annual Report on Form 10-K.

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

The increase in cash provided by operating activities of $2.7 million during the three months ended March 31, 2024 compared to the same period in 2023 was due to increases in earnings, reinsurance balances payable, and Loss and Settlement Expense Reserves.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

In addition to the investment and reinsurance programs mentioned, we have access to cash via the Federal Home Loan Bank of Chicago of $48.2 million. We have drawn down $15.0 million as of March 31, 2024. We also have a $4.0 million line of credit with a local financial institution. As of March 31, 2024, our balance on the line of credit was $0.

As of March 31, 2024, we have cash and other investments maturing within one year of $20.3 million and an additional $47.6 million maturing between one and five years.

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

Cash flows from continuing operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three-Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$5,065	$2,341
Net cash provided by (used in) investing activities	551	(3,012)
Net cash used in financing activities	(67)	(46)
Net increase (decrease) in cash and cash equivalents	$5,549	$(717)

ICC Holdings, Inc.’s principal source of liquidity is dividend payments and other fees received from ICC, Beverage Insurance Agency Inc., Katkin, and Two Rivers Realty Investments. ICC is restricted by the insurance laws of Illinois as to the amount of dividends or other distributions it may pay to us. Under Illinois law, there is a maximum amount that may be paid by ICC during any twelve-month period. ICC may pay dividends to us after notice to, but without prior approval of the Illinois Department of Insurance in an amount “not to exceed” the greater of (i) 10% of the surplus as regards policyholders of ICC as reported on its most recent annual statement filed with the Illinois Department of Insurance, or (ii) the statutory net income of ICC for the period covered by such annual statement. Dividends in excess of this amount are considered “extraordinary” and are subject to the approval of the Illinois Department of Insurance.

The amount available for payment of dividends from ICC in 2024 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2023 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid no dividends to ICC Holdings, Inc.in the first three months of 2024 and 2023.

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

The average maturity of the debt securities in our investment portfolio was 7.9 and 8.0 years as of March 31, 2024 and 2023, respectively. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available-for-sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	March 31, 2024
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,655)	$98,513
100 basis point increase	(5,546)	103,622
No change	—	109,168
100 basis point decrease[1]	5,928	115,096
200 basis point decrease[1]	12,129	121,297

1Assumes US rates are floored at 0%.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and require the fixed income portfolio maintain an average credit quality of A+ or better. We also independently, and through our independent third-party investment manager, monitor the financial condition of all the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of March 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

     Purchases of Equity Securities

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs (1)
January 1, 2024 to January 31, 2024
Open Market Purchases	1,200	$15.82	1,200	$4,628,316
February 1, 2024 to February 29, 2024
Open Market Purchases	606	15.51	606	4,618,917
March 1, 2024 to March 31, 2024
Open Market Purchases	2,525	15.16	2,525	4,580,638
Total	4,331	$15.39	4,331	$4,580,638

(1)	In December 2022, the Company announced the establishment of a $5.0 million share repurchase program with no expiration date.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement: (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2024.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)