Form 10-Q
period 2024-06-30
ICC Holdings, Inc.
filed 2024-08-13
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2024 was 3,142,973.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Investments and cash:
Fixed maturity securities (amortized cost of $119,495,174 at 6/30/2024 and $119,336,041 at 12/31/2023)	$109,696,001	$110,955,697
Common stocks at fair value	13,599,230	12,191,621
Preferred stocks at fair value	2,900,343	2,896,296
Other invested assets, net of allowances for credit losses of $250,000 at 6/30/2024 and $39,000 at 12/31/2023	14,086,652	8,898,409
Property held for investment, at cost, net of accumulated depreciation of $767,263 at 6/30/2024 and $682,402 at 12/31/2023	6,141,245	5,910,864
Cash and cash equivalents	3,421,284	1,478,135
Total investments and cash	149,844,755	142,331,022
Accrued investment income	932,084	915,156
Premiums and reinsurance balances receivable, net of allowances for credit losses of $135,000 at 6/30/2024 and $143,000 at 12/31/2023	37,189,945	37,220,433
Ceded unearned premiums	739,904	755,099
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for credit losses of $79,000 at 6/30/2024 and $82,000 at 12/31/2023	12,374,256	12,736,579
Federal income taxes	3,653,936	2,775,366
Deferred policy acquisition costs, net	8,857,528	8,552,459
Property and equipment, at cost, net of accumulated depreciation of $7,270,456 at 6/30/2024 and $6,990,076 at 12/31/2023	3,353,851	3,325,322
Other assets, net of allowances for credit losses of $4,000 at 6/30/2024 and $5,000 at 12/31/2023	2,893,752	2,405,577
Total assets	$219,840,011	$211,017,013

Liabilities:
Unpaid losses and settlement expenses	$79,263,873	$71,919,585
Unearned premiums	48,753,710	47,259,637
Reinsurance balances payable	899,514	1,132,301
Corporate debt	15,000,000	15,000,000
Accrued expenses	6,744,042	7,442,617
Other liabilities	1,565,195	1,259,324
Total liabilities	152,226,334	144,013,464

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,727,278)	(5,710,324)
Additional paid-in capital	33,454,198	33,330,846
Accumulated other comprehensive (loss), net of tax	(7,741,480)	(6,621,336)
Retained earnings	49,351,697	47,844,368
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(1,758,460)	(1,875,005)
Total equity	67,613,677	67,003,549
Total liabilities and equity	$219,840,011	$211,017,013

1 Par value $0.01; authorized: 2024 and 2023 - 10,000,000 shares; issued: 2024 – 3,500,000 shares and 2023 – 3,500,000 shares; outstanding: 2024 – 3,142,973 and 2023 – 3,138,976 shares

2 2024 – 357,027 shares and 2023 – 361,024 shares

3 2024 – 175,844 shares and 2023 – 187,498 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	June 30,
	2024	2023
Net premiums earned	$20,398,193	$18,494,053
Net investment income	1,540,014	1,246,759
Net realized investment (losses) gains	(3,020)	144,012
Net unrealized gains on investments	246,970	702,014
Other (loss) income	(5,060)	63,878
Consolidated revenues	22,177,097	20,650,716
Losses and settlement expenses	14,553,068	12,214,486
Policy acquisition costs and other operating expenses	8,081,721	7,444,806
Interest expense on debt	45,905	45,904
General corporate expenses	405,923	202,537
Total expenses	23,086,617	19,907,733
(Loss) earnings before income taxes	(909,520)	742,983
Total income tax (benefit) expense	(177,644)	156,494
Net (loss) earnings	$(731,876)	$586,489

Other comprehensive loss, net of tax	(480,032)	(764,329)
Comprehensive loss	$(1,211,908)	$(177,840)

Earnings per share:
Basic:
Basic net (loss) earnings per share	$(0.25)	$0.20
Diluted:
Diluted net (loss) earnings per share	$(0.25)	$0.20

Weighted average number of common shares outstanding:
Basic	2,962,944	2,941,856
Diluted	2,988,854	2,969,288

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Six-Months Ended
	June 30,
	2024	2023
Net premiums earned	$40,620,559	$36,295,350
Net investment income	2,980,216	2,456,174
Net realized investment gains	147,666	68,447
Net unrealized gains on investments	1,520,860	1,341,432
Other (loss) income	(10,097)	109,714
Consolidated revenues	45,259,204	40,271,117
Losses and settlement expenses	26,889,996	23,262,167
Policy acquisition costs and other operating expenses	15,744,820	13,794,387
Interest expense on debt	91,809	91,304
General corporate expenses	606,693	396,211
Total expenses	43,333,318	37,544,069
Earnings before income taxes	1,925,886	2,727,048
Total income tax expense	418,557	562,014
Net earnings	$1,507,329	$2,165,034

Other comprehensive (loss) earnings, net of tax	(1,120,144)	832,024
Comprehensive earnings	$387,185	$2,997,058

Earnings per share:
Basic:
Basic net earnings per share	$0.51	$0.74
Diluted:
Diluted net earnings per share	$0.51	$0.73

Weighted average number of common shares outstanding:
Basic	2,952,148	2,942,543
Diluted	2,978,057	2,969,975

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2023	$35,000	$(5,463,535)	$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(113,760)	—	(113,760)
Purchase of treasury stock	—	(46,334)	—	—	—	—	(46,334)
Net earnings	—	—	—	—	1,578,545	—	1,578,545
Other comprehensive earnings, net of tax	—	—	—	—	—	1,596,353	1,596,353
Restricted stock unit expense	—	—	—	52,850	—	—	52,850
ESOP compensation expense	—	—	57,790	32,154	—	—	89,943
Balance, March 31, 2023	$35,000	$(5,509,869)	$(2,051,585)	$33,204,129	$45,166,018	$(7,245,164)	$63,598,529
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	—	—	—
Purchase of treasury stock	—	(220,903)	—	—	—	—	(220,903)
Equity in other comprehensive earnings of subsidiaries	—	—	—	—	586,489	—	586,489
Net deferred tax liability	—	—	—	—	—	(764,329)	(764,329)
Restricted stock unit expense	—	158,674	—	(99,303)	—	—	59,371
ESOP compensation expense	—	—	58,432	36,451	—	—	94,884
Balance, June 30, 2023	$35,000	$(5,572,098)	$(1,993,153)	$33,141,277	$45,752,507	$(8,009,493)	$63,354,040

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2024	$35,000	$(5,710,324)	$(1,875,005)	$33,330,846	$47,844,368	$(6,621,336)	$67,003,549
Purchase of treasury stock	—	(66,655)	—	—	—	—	(66,655)
Net earnings	—	—	—	—	2,239,205	—	2,239,205
Other comprehensive earnings, net of tax	—	—	—	—	—	(640,112)	(640,112)
Restricted stock unit expense	—	—	—	59,380	—	—	59,380
ESOP compensation expense	—	—	58,273	31,771	—	—	90,044
Balance, March 31, 2024	$35,000	$(5,776,979)	$(1,816,732)	$33,421,997	$50,083,573	$(7,261,448)	$68,685,411
Purchase of treasury stock	—	(124,667)	—	—	—	—	(124,667)
Net loss	—	—	—	—	(731,876)	—	(731,876)
Other comprehensive loss, net of tax	—	—	—	—	—	(480,032)	(480,032)
Restricted stock unit expense	—	174,368	—	(11,226)	—	—	163,142
ESOP compensation expense	—	—	58,272	43,427	—	—	101,699
Balance, June 30, 2024	$35,000	$(5,727,278)	$(1,758,460)	$33,454,198	$49,351,697	$(7,741,480)	$67,613,677

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six-Month Periods Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$1,507,329	$2,165,034
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment gains	(147,666)	(68,447)
Net unrealized gains on investments	(1,520,860)	(1,341,432)
Depreciation	412,170	355,261
Deferred income tax	155,861	197,139
Amortization of bond premium and discount	(5,379)	51,928
Stock-based compensation expense	414,265	297,048
Change in:
Accrued investment income	(16,928)	(65,141)
Premiums and reinsurance balances receivable	30,488	(1,826,694)
Ceded unearned premiums	15,195	193,337
Reinsurance balances recoverable	362,323	(989,605)
Deferred policy acquisition costs	(305,069)	(915,464)
Unpaid losses and settlement expenses	7,344,288	8,970,320
Unearned premiums	1,494,073	2,995,890
Reinsurance balances payable	(232,787)	(766,122)
Accrued expenses	(698,575)	(1,045,891)
Current federal income tax	(736,668)	(271,895)
Other	(182,300)	(137,807)
Net cash provided by operating activities	7,889,760	7,797,459
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(9,244,280)	(12,948,130)
Common stocks	(957,920)	(1,175,966)
Preferred stocks	(242,131)	(285,649)
Other invested assets	(4,986,600)	(3,346,778)
Property held for investment	(470,923)	(962,979)
Property and equipment	(349,877)	(283,165)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	9,060,460	8,342,783
Common stocks	824,406	2,024,336
Preferred stocks	369,888	337,440
Other invested assets	91,967	17,657
Property held for investment	147,377	1,141,911
Property and equipment	2,344	2,800
Net cash used in investing activities	(5,755,289)	(7,135,740)
Cash flows from financing activities:
Purchase of treasury stock	(191,322)	(267,237)
Net cash used in financing activities	(191,322)	(267,237)
Net increase in cash and cash equivalents	1,943,149	394,482
Cash and cash equivalents at beginning of year	1,478,135	3,139,986
Cash and cash equivalents at end of period	$3,421,284	$3,534,468
Supplemental information:
Interest paid	$91,800	$86,000

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Tennessee, Utah, and Wisconsin and markets through independent agents. Approximately 20.9% and 24.2% of the premium is written in Illinois for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, approximately 21.3% and 23.6%, respectively, of the premium is written in Illinois. The Company operates as one segment.

On June 8, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mutual Capital Holdings, Inc., a Pennsylvania corporation ("Parent"), and Mutual Capital Merger Sub, Inc., a Pennsylvania corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the "Merger"). As a result of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the "Company Common Stock") (other than shares owned by the Company as treasury stock), will be converted into the right to receive $23.50 in cash, without interest, representing a total equity value of approximately $73.8 million. The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by the holders of a majority of the voting power of the Company's Common Stock, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators, and (iii) other customary conditions. For each of the Company and Parent, the obligation to complete the Merger is also subject to the accuracy of the representations and warranties of, and compliance with covenants by, the other party, in accordance with the materiality standards set forth in the Merger Agreement. For a description of the treatment of equity awards under the Merger Agreement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 10, 2024.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023 (the “2023 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2024 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

There are no prospective accounting standards that would have a material impact on our financial statements as of  June 30, 2024.

E.	PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. As of  June 30, 2024 and December 31, 2023, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	June 30,	December 31,
	2024	2023
Automobiles	$693,489	$645,458
Furniture and fixtures	530,817	525,843
Computer equipment and software	5,228,193	5,037,301
Home office	4,171,808	4,106,796
Total cost	10,624,307	10,315,398
Accumulated depreciation	(7,270,456)	(6,990,076)
Net property and equipment	$3,353,851	$3,325,322

F.	COMPREHENSIVE EARNINGS

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

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Six-Months Ended June 30,
	2024	2023
Beginning balance	$(6,621,336)	$(8,841,517)
Other comprehensive (loss) earnings before reclassification	(1,137,192)	791,025
Amount reclassified from accumulated other comprehensive earnings	17,048	40,999
Net current period other comprehensive (loss) earnings	(1,120,144)	832,024
Ending balance	$(7,741,480)	$(8,009,493)

The following table illustrates the components of other comprehensive earnings (loss) for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive loss, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding losses arising during the period	$(630,383)	$132,380	$(498,003)	$(978,883)	$205,566	$(773,317)
Reclassification adjustment for losses included in net earnings	22,747	(4,776)	17,971	11,378	(2,390)	8,988
Total other comprehensive loss	$(607,636)	$127,604	$(480,032)	$(967,505)	$203,176	$(764,329)

	Six-Month Periods Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding (losses) gains arising during the period	$(1,439,484)	$302,292	$(1,137,192)	$1,001,297	$(210,272)	$791,025
Reclassification adjustment for losses included in net earnings	21,580	(4,532)	17,048	51,897	(10,898)	40,999
Total other comprehensive (loss) earnings	$(1,417,904)	$297,760	$(1,120,144)	$1,053,194	$(221,170)	$832,024

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Loss
	Six-Month Periods Ended
Details about Accumulated Other	June 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2024	2023	where Net Earnings is Presented
Unrealized losses on AFS investments:
	$21,580	$51,897	Net realized investment losses
	(4,532)	(10,898)	Income tax (benefit)
Total reclassification adjustment, net of tax	$17,048	$40,999

G.	RISKS AND UNCERTAINTIES

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

Intangible assets of $1.0 million are reported within Other Assets on the Consolidated Balance Sheets. Finite-lived intangible assets are amortized over their estimated useful lives.

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

	For the Three-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2024
Fixed maturity securities	$4,765,939	$7,345	$(30,092)	$(22,747)
Common stocks	118,963	33,469	(13,377)	20,092
Preferred stocks	124,375	—	(365)	(365)
2023
Fixed maturity securities	$4,512,342	$—	$(11,378)	$(11,378)
Common stocks	1,246,265	278,790	(121,760)	157,030
Preferred stocks	241,812	4,959	(6,599)	(1,640)

	For the Six-Months Ended June 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2024
Fixed maturity securities	$9,060,460	$8,512	$(30,092)	$(21,580)
Common stocks	824,406	283,106	(83,434)	199,672
Preferred stocks	369,888	1,409	(31,835)	(30,426)
2023
Fixed maturity securities	$8,342,783	$-	$(51,898)	$(51,898)
Common stocks	2,024,336	$404,791	$(307,218)	$97,573
Preferred stocks	337,440	$29,371	$(6,599)	$22,772

The amortized cost and estimated fair value of fixed income securities at  June 30, 2024, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,599,395	$3,541,372
Due after one year through five years	15,021,950	14,405,515
Due after five years through 10 years	25,349,040	23,585,893
Due after 10 years	26,240,971	21,608,462
Asset and mortgage-backed securities without a specific due date	49,097,426	46,381,480
Redeemable preferred stocks	186,392	173,279
Total fixed maturity securities	$119,495,174	$109,696,001

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at June 30, 2024 and December 31, 2023:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2024
Fixed maturity securities:
U.S. Treasury	$1,351,270	$1,305,930	$—	$(45,340)
MBS/ABS/CMBS	49,097,426	46,381,480	228,289	(2,944,235)
Corporate	46,263,052	42,672,106	74,481	(3,665,427)
Municipal	22,597,034	19,163,206	84,965	(3,518,793)
Redeemable preferred stock	186,392	173,279	—	(13,113)
Total fixed maturity securities	$119,495,174	$109,696,001	$387,735	$(10,186,908)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2023
Fixed maturity securities:
U.S. Treasury	$1,351,768	$1,289,774	$—	$(61,994)
MBS/ABS/CMBS	49,400,028	47,020,328	283,957	(2,663,657)
Corporate	45,764,492	42,981,718	287,412	(3,070,186)
Municipal	22,633,360	19,493,317	153,103	(3,293,146)
Redeemable preferred stock	186,393	170,560	—	(15,833)
Total fixed maturity securities	$119,336,041	$110,955,697	$724,472	$(9,104,816)

All the Company’s collateralized securities carry an average credit rating of AA by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $8,048,853 and $8,462,540, residential mortgage-backed securities of $33,332,003 and $32,928,128, and commercial mortgage-backed securities of $5,000,624 and $5,629,659 at June 30, 2024 and December 31, 2023, respectively. The Company has recorded no current expected credit loss (CECL) allowances related to available for sale investments at June 30, 2024 and December 31, 2023, respectively.

ANALYSIS

The following tables display the total value of securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The tables further classifies the securities based on the length of time they have been in an unrealized loss position.

	June 30, 2024			December 31, 2023
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,305,930	$1,305,930	$—	$1,289,774	$1,289,774
Amortized cost	—	1,351,270	1,351,270	—	1,351,768	1,351,768
Unrealized loss	—	(45,340)	(45,340)	—	(61,994)	(61,994)
MBS/ABS/CMBS
Fair value	6,933,780	22,571,843	29,505,623	8,345,340	24,323,865	32,669,205
Amortized cost	7,038,812	25,411,046	32,449,858	8,462,010	26,870,852	35,332,862
Unrealized loss	(105,032)	(2,839,203)	(2,944,235)	(116,670)	(2,546,987)	(2,663,657)
Corporate
Fair value	6,850,575	30,480,416	37,330,991	477,051	33,352,754	33,829,805
Amortized cost	7,011,243	33,985,175	40,996,418	478,370	36,421,621	36,899,991
Unrealized loss	(160,668)	(3,504,759)	(3,665,427)	(1,319)	(3,068,867)	(3,070,186)
Municipal
Fair value	4,470,276	11,966,015	16,436,291	—	12,149,238	12,149,238
Amortized cost	4,530,820	15,424,264	19,955,084	—	15,442,384	15,442,384
Unrealized loss	(60,544)	(3,458,249)	(3,518,793)	—	(3,293,146)	(3,293,146)
Redeemable preferred stock
Fair value	72,973	100,307	173,280	149,240	21,320	170,560
Amortized cost	76,968	109,425	186,393	161,549	24,844	186,393
Unrealized loss	(3,995)	(9,118)	(13,113)	(12,309)	(3,524)	(15,833)
Total
Fair value	18,327,604	66,424,511	84,752,115	8,971,631	71,136,951	80,108,582
Amortized cost	18,657,843	76,281,180	94,939,023	9,101,929	80,111,469	89,213,398
Unrealized loss	$(330,239)	$(9,856,669)	$(10,186,908)	$(130,298)	$(8,974,518)	$(9,104,816)

The fixed income portfolio contained 225 securities in an unrealized loss position as of June 30, 2024. Of these 225 securities, 191 have been in an unrealized loss position for 12 consecutive months or longer and represent $9,856,669 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Current unrealized losses are the result of rising interest rates. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no CECL allowances from the fixed income portfolio recognized in net earnings during the six months ended June 30, 2024 and 2023. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity.

UNREALIZED GAINS AND LOSSES ON INVESTMENTS

Net unrealized gains recognized during the three and six months ended June 30, 2024 on equity securities and limited partnership investments were $166,582 and $1,208,755. Net unrealized gains recognized during the three and six months ended June 30, 2023 on investments held as of June 30, 2023 were $564,734 and $1,093,684.

Other Invested Assets

Other invested assets as of June 30, 2024 and December 31, 2023 were $14,086,652 and $8,898,409, respectively. These amounts were net of $250,000 in CECL allowances. Other invested assets as of  June 30, 2024 include privately held investments of $2,490,843, notes receivable of $10,601,611, Funds at Lloyd's of $819,198 and a $425,000 membership in the Federal Home Loan Bank of Chicago (FHLBC). As of  December 31, 2023, privately held investments were $2,197,232, notes receivable were $5,495,979, Funds at Lloyd's were 819,198, and the membership in FHLBC was $425,000.

As of  June 30, 2024, privately held investments are comprised of a $2,026,393 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $214,450 in stock carried at fair value. In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of  June 30, 2024, the Company has received calls for $1,949,134 for a limited partnership from the private investment fund. Our balance available for future endeavors with the private investment fund is $8,050,866 as of  June 30, 2024. As of  December 31, 2023, privately held investments are comprised of a $1,734,622 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $212,610 in stock carried at fair value. As of  December 31, 2023, the Company received calls for $1,949,134 for the limited partnership.

Notes receivable are carried at outstanding value plus accrued interest. As of  June 30, 2024, most of the notes receivable bear interest between 3.9% and 8.25%. One note has interest at prime minus 25 basis points with a floor of 4.0%. The Company had $250,000 in CECL allowances recorded related to notes receivables at  June 30, 2024.

The Funds at Lloyd's are valued using the equity method. The membership in the FHLBC is carried at cost.

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

Due to the relatively short-term nature of cash, short-term investments, accounts receivable, and accounts payable, their carrying amounts are reasonable estimates of fair value. Other invested assets include notes receivable, stock, a limited partnership, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest. Stock is at fair value when available. The limited partnership and Funds at Lloyds are accounted for under the equity method. The SAFE investment and the membership in FHLBC are carried at cost.

Assets measured at fair value on a recurring basis as of June 30, 2024, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,305,930	$—	$—	$1,305,930
MBS/ABS/CMBS	—	46,381,480	—	46,381,480
Corporate	—	42,672,106	—	42,672,106
Municipal	—	19,163,206	—	19,163,206
Redeemable preferred stocks	—	173,279	—	173,279
Total fixed maturity securities	1,305,930	108,390,071	—	109,696,001
Equity securities
Common stocks	13,599,230	—	—	13,599,230
Perpetual preferred stocks	—	2,900,343	—	2,900,343
Total equity securities	13,599,230	2,900,343	—	16,499,573
Total marketable investments measured at fair value	$14,905,160	$111,290,414	$—	$126,195,574

Assets measured at fair value on a recurring basis as of December 31, 2023, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,289,774	$—	$—	$1,289,774
MBS/ABS/CMBS	—	47,020,328	—	47,020,328
Corporate	—	42,981,718	—	42,981,718
Municipal	—	19,493,317	—	19,493,317
Redeemable preferred stocks	—	170,560	—	170,560
Total fixed maturity securities	1,289,774	109,665,923	—	110,955,697
Equity securities
Common stocks	12,191,621	—	—	12,191,621
Perpetual preferred stocks	—	2,896,296	—	2,896,296
Total equity securities	12,191,621	2,896,296	—	15,087,917
Total marketable investments measured at fair value	$13,481,395	$112,562,219	$—	$126,043,614

As noted in the previous tables, the Company has no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2024 or December 31, 2023. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the six-month periods ended June 30, 2024 and 2023.

4.	DEBT

Debt Obligation

Debt Obligations

The Company had $15,000,000 in outstanding debt as of  June 30, 2024 and December 31, 2023.

The Company also has borrowing capacity of $48.2 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of  June 30, 2024, the Company has used $15.0 million of that capacity through three separate 5-year term loans expiring between 2025 and 2027, with a weighted average interest rate of 1.21%. One loan for $6.0 million with a 1.4% interest rate expires on March 18, 2025.

The Company has $18.6 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

As of June 30, 2024, the balance on the line of credit was $0. As of the  July 5, 2024 renewal, this line of credit is priced at prime plus 0.54% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2025. The Company has $4.0 million of available credit and has pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting principles applicable to the annual financial statements required to be filed with Illinois Department of Insurance. There was no interest paid on the line of credit during the six months ended June 30, 2024 and 2023.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended June 30,
	2024	2023
WRITTEN
Direct	$25,390,896	$23,589,667
Reinsurance assumed	(24,174)	36,387
Reinsurance ceded	(3,680,899)	(2,654,089)
Net	$21,685,823	$20,971,965
EARNED
Direct	$24,077,573	$21,167,168
Reinsurance assumed	(14,213)	31,109
Reinsurance ceded	(3,665,167)	(2,704,224)
Net	$20,398,193	$18,494,053
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$14,420,431	$12,633,975
Reinsurance assumed	(40,615)	31,178
Reinsurance ceded	173,252	(450,667)
Net	$14,553,068	$12,214,486

	Six-Month Periods Ended June 30,
	2024	2023
WRITTEN
Direct	$49,126,455	$44,404,193
Reinsurance assumed	23,602	75,113
Reinsurance ceded	(7,020,230)	(4,994,729)
Net	$42,129,827	$39,484,577
EARNED
Direct	$47,622,577	$41,410,604
Reinsurance assumed	33,407	72,811
Reinsurance ceded	(7,035,425)	(5,188,065)
Net	$40,620,559	$36,295,350
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$28,539,882	$25,900,404
Reinsurance assumed	23,107	40,419
Reinsurance ceded	(1,672,993)	(2,678,656)
Net	$26,889,996	$23,262,167

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	June 30,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$77,651	$72,867
Less: Ceded	13,739	14,460
Less: CECL allowance for reinsurance recoverable on unpaid losses	88	—
Net	63,824	58,407
Increase in incurred losses and settlement expense:
Current year	11,867	10,929
Prior years	2,686	1,285
Total incurred	14,553	12,214
Deduct: Loss and settlement expense payments for claims incurred:
Current year	3,047	3,558
Prior years	8,519	5,082
Total paid	11,566	8,640
Net unpaid losses and settlement expense - end of the period	66,811	61,981
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,374	14,502
Plus: CECL allowance for reinsurance recoverable on unpaid losses1	79	101
Gross unpaid losses and settlement expense - end of the period	$79,264	$76,584

	For the Six-Months Ended
	June 30,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$71,920	$67,614
Less: Ceded	12,737	13,610
Less: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Net	59,101	54,004
Increase in incurred losses and settlement expense:
Current year	24,155	22,001
Prior years	2,735	1,261
Total incurred	26,890	23,262
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,971	4,716
Prior years	14,209	10,569
Total paid	19,180	15,285
Net unpaid losses and settlement expense - end of the period	66,811	61,981
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,374	14,502
Plus: CECL allowance for reinsurance recoverable on unpaid losses1	79	101
Gross unpaid losses and settlement expense - end of the period	$79,264	$76,584

1 See page 7, Significant account policies, for an explanation of CECL.

For the  six months ended  June 30, 2024 and  2023, we experienced  unfavorable development of  $2,735,000 and  $1,261,000, respectively. The  unfavorable development for the  six months ended  June 30, 2024 is primarily due to additional information received on prior year accident claims for liquor liability.

7.	INCOME TAXES

The Company’s effective tax rate for the six month periods ended June 30, 2024 was 21.7% compared to 20.6% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the six month periods ended June 30, 2024 and 2023 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	June 30,
	2024	2023
Provision for income taxes at the statutory federal tax rates	$(190,999)	$156,026
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(7,906)	(8,794)
Dividends received deduction	(9,189)	(20,275)
Proration of tax-exempt interest and dividends received deduction	4,050	7,053
Nondeductible expenses	34,430	19,952
Officer life insurance, net	(3,130)	2,532
Other	(4,900)	—
Total	$(177,644)	$156,494

	For the Six-Months Ended
	June 30,
	2024	2023
Provision for income taxes at the statutory federal tax rates	$404,436	$572,680
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(15,835)	(18,866)
Dividends received deduction	(19,254)	(40,735)
Proration of tax-exempt interest and dividends received deduction	8,333	14,470
Nondeductible expenses	50,345	35,043
Officer life insurance, net	(4,568)	(578)
Other	(4,900)	—
Total	$418,557	$562,014

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of June 30, 2024 and December 31, 2023, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2020 through current year. There are currently no open tax exams. As of June 30, 2024 a significant portion of the Company's net deferred tax asset relates to unrealized losses on fixed income securities.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings did not contribute to the ESOP for the six months ended June 30, 2024 and 2023. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the six months ended June 30, 2024, we recognized compensation expense of $191,743 related to 11,654 shares of our common stock that are committed to be released to participants’ accounts at December 31, 2024. For the six months ended June 30, 2023, we recognized compensation expense of $184,827 related to 11,622 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2023.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. The Company recognized $222,522 and $112,221 in RSU expense for the six months ended  June 30, 2024 and  June 30, 2023, respectfully.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested on December 31, 2023	19,787	$15.87
Granted	20,100	16.00
Vested	(13,977)	29.67
Nonvested on June 30, 2024	25,910	$15.95

9.	SUBSEQUENT EVENTS

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

●	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
●	litigation tactics and developments, including those related to business interruption claims;
●	risks related to the conduct of our business while the merger with Mutual Capital Holdings, Inc. is pending; and
●	risks related to uncertainties related to the consummation of the merger with Mutual Capital Holdings, Inc.

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

Overview

Illinois Casualty Company ("ICC") is a regional property and casualty insurance company incorporated in Illinois and focused exclusively on the food and beverage industry. ICC is a wholly owned subsidiary of ICC Holdings, Inc (the "Company").

For the six months ended June 30, 2024, the Company had direct written premiums of $49,126,000, net premiums earned of $40,621,000, and net earnings of $1,507,000. For the six months ended June 30, 2023, the Company had direct premiums written of $44,404,000, net premiums earned of $36,295,000, and net earnings of $2,165,000. On June 30, 2024, the Company had total assets of $219,840,000 and equity of $67,614,000. On December 31, 2023, the Company had total assets of $211,017,000 and equity of $67,004,000.

On June 8, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Mutual Capital Holdings, Inc., a Pennsylvania corporation ("Parent"), and Mutual Capital Merger Sub, Inc., a Pennsylvania corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the "Merger"). As a result of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the "Company Common Stock") (other than shares owned by the Company as treasury stock), will be converted into the right to receive $23.50 in cash, without interest, representing a total equity value of approximately $73.8 million. The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by the holders of a majority of the voting power of the Company's Common Stock, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators, and (iii) other customary conditions. For each of the Company and Parent, the obligation to complete the Merger is also subject to the accuracy of the representations and warranties of, and compliance with covenants by, the other party, in accordance with the materiality standards set forth in the Merger Agreement. For a description of the treatment of equity awards under the Merger Agreement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 10, 2024.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an other-than-temporary impairment or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities and limited partnership investments, excluding fixed income securities, when our investments are trading at an amount greater than or less than their cost, respectively. Net unrealized gains on investments in net earnings for the three and six months ended June 30, 2024 were $247,000 and $1,521,000. Net unrealized gains for the three and six months ended June 30, 2023 for investments in net earnings were $702,000 and $1,341,000. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry. The board of directors’ investment committee is responsible for establishing investment policies and monitoring risk limits and tolerances. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments, and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

The following summarizes our results for the six months ended June 30, 2024 and 2023:

Premiums

Direct premiums written increased by $4,722,000, or 10.6%, to $49,126,000 for the six months ended June 30, 2024 from $44,404,000 for the same period of 2023. Net written premium increased by $2,645,000, or 6.7%, to $42,130,000 for the six months ended June 30, 2024 from $39,485,000 for the same period in 2023. Net premiums earned increased by $4,326,000, or 11.9%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, consistent with our increased premium writings in 2024.

For the six months ended June 30, 2024, we ceded to reinsurers $7,035,000 of earned premiums, compared to $5,188,000 of earned premiums for the six months ended June 30, 2023. Ceded earned premiums as a percent of direct premiums written increased to 14.3% from 11.7% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 as a result of increased direct earned premiums and the addition of a ceding allowance on the first excess reinsurance contracts.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $524,000, or 21.3%, to $2,980,000 for the six months ended June 30, 2024, as compared to $2,456,000 for the same period in 2023. This increase is the result of reinvestment of fixed income securities at higher effective interest rates than securities matured or disposed.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $120,000, or 109.1%, during the six months ended June 30, 2024 as compared to the same period in 2023 due to decreased Katkin earnings.

Unpaid Losses and Settlement Expenses

	For the Six-Months Ended
	June 30,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$71,920	$67,614
Less: Ceded	12,737	13,610
Less: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Net	59,101	54,004
Increase in incurred losses and settlement expense:
Current year	24,155	22,001
Prior years	2,735	1,261
Total incurred	26,890	23,262
Deduct: Loss and settlement expense payments for claims incurred:
Current year	4,971	4,716
Prior years	14,209	10,569
Total paid	19,180	15,285
Net unpaid losses and settlement expense - end of the period	66,811	61,981
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,374	14,502
Plus: CECL allowance for reinsurance recoverable on unpaid losses1	79	101
Gross unpaid losses and settlement expense - end of the period	$79,264	$76,584

Gross unpaid losses and settlement expenses increased by $7,344,000, or 10.2%, in the six months ended June 30, 2024 as compared to December 31, 2023. For the six months ended June 30, 2024 and 2023, we experienced unfavorable development of $2,735,000 and $1,261,000, respectively.

Losses and Settlement Expenses

Losses and settlement expenses increased by $3,628,000, or 15.6%, to $26,890,000 for the six months ended June 30, 2024, from $23,262,000 for the same period in 2023. The loss ratio increased by 2.1% to 66.2% for the six months ended June 30, 2024, from 64.1% for the same period in 2023. The increase in losses and settlement expenses was driven by increased Liquor and Business Owner's Property claims relative to net earned as well as taking a ceding allowance on 2024 reinsurance contracts.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $1,951,000, or 14.1%, to $15,745,000 for the six months ended June 30, 2024 from $13,794,000 for the same period in 2023. The increase in these expenses is mainly due to increases in legal, consulting, and commissions. Legal and consulting expenses are up $800,000 due to the pending merger and proxy contest. Commissions increased as a result of higher written premiums.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio increased by 80 basis points from 38.0% to 38.8% for the six months ended June 30, 2024 as compared to the same period in 2023.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. In addition, CECL expense is recorded here. Our general corporate expenses increased by $211,000, or 53.3%, for the six months ended June 30, 2024 as compared to the same period in 2023.

Interest Expense

Interest expense increased slightly to $92,000 for the six months ended June 30, 2024 from $91,000 for the same period during 2023.

Income Tax Expense

We reported income tax expense of $419,000 and $562,000 for the six months ended June 30, 2024 and 2023, respectively. The decrease in income tax expense in 2024 is in line with our decreased earnings caused by the merger and proxy expenses. Our effective tax rate for the six months ended June 30, 2024 was 21.7%, compared to 20.6% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended June 30, 2024 and 2023:

Premiums

Direct premiums written increased by $1,801,000, or 7.6%, to $25,391,000 for the three months ended June 30, 2024 from $23,590,000 for the same period of 2023. Net written premium increased by $714,000, or 3.4%, to $21,686,000 for the three months ended June 30, 2024 from $20,972,000 for the same period in 2023. Net premiums earned increased by $1,904,000, or 10.3%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, consistent with our increased premium writings in 2024 and 2023.

For the three months ended June 30, 2024, we ceded to reinsurers $3,665,000 of earned premiums, compared to $2,704,000 of earned premiums for the three months ended June 30, 2023. Ceded earned premiums as a percent of direct premiums written increased to 14.4% from 11.5% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 as a result of increased direct earned premiums and the addition of a ceding allowance on the first excess reinsurance contracts.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $293,000, or 23.5%, to $1,540,000 for the three months ended June 30, 2024, as compared to $1,247,000 for the same period in 2023. This increase is the the result of reinvestment of fixed income securities at higher effective interest rates than securities matured or disposed.

Other Income

Other income is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other income decreased by $69,000, or 107.8%, during the three months ended June 30, 2024 as compared to the same period in 2023 due to increased premiums written off.

Losses and Settlement Expenses

Losses and settlement expenses increased by $2,339,000, or 19.2%, to $14,553,000 for the three months ended June 30, 2024, from $12,214,000 for the same period in 2023. The loss ratio increased by 5.3% to 71.3% for the three months ended June 30, 2024, from 66.0% for the same period in 2023. The increase in losses and settlement expenses was driven by increased Liquor claims relative to net earned as well as taking ceding allowance on 2024 contracts.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $637,000, or 8.6%, to $8,082,000 for the three months ended June 30, 2024 from $7,445,000 for the same period in 2023. The increase in these expenses is mainly due to increases in legal, consulting, and commissions. Legal and consulting expenses are up due to the pending merger and proxy contest. Commissions increased as a result of higher written premiums.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 70 basis points from 40.3% to 39.6% for the three months ended June 30, 2024 as compared to the same period in 2023.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. In addition, CECL expense is recorded here. Our general corporate expenses increased by $203,000, or 100.0%, for the three months ended June 30, 2024 as compared to the same period in 2023.

Interest Expense

Interest expense remained unchanged at $46,000 for the three months ended June 30, 2024 from $46,000 for the same period during 2023.

Income Tax Expense

We reported income tax benefit of $178,000 and expense of $156,000 for the three months ended June 30, 2024 and 2023, respectively. The decrease in income tax expense in 2024 is in line with our decreased earnings caused by the merger and proxy expenses. Our effective tax rate for the three months ended June 30, 2024 was 19.5%, compared to 21.1% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of June 30, 2024 and December 31, 2023:

Unpaid Losses and Settlement Expense

Our reserves for unpaid loss and settlement expense are summarized below:

	As of June 30,	As of December 31,
(In thousands)	2024	2023
Case reserves	$37,002	$29,718
IBNR reserves	29,809	29,383
Net unpaid losses and settlement expense	66,811	59,101
Reinsurance recoverables, excluding CECL allowance	12,453	12,819
Reserves for unpaid loss and settlement expense	$79,264	$71,920

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of June 30, 2024 and December 31, 2023.

As of June 30, 2024

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$30,597	$28,729	$59,326
Property	3,879	(748)	3,131
Other	2,526	1,828	4,354
Total net reserves	37,002	29,809	66,811
Reinsurance recoverables, excluding CECL allowance	1,768	10,685	12,453
Gross reserves	$38,770	$40,494	$79,264

As of December 31, 2023

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$24,286	$27,184	$51,470
Property	2,715	(127)	2,588
Other	2,717	2,326	5,043
Total net reserves	29,718	29,383	59,101	$52,617	$62,912
Reinsurance recoverables	2,371	10,448	12,819	10,346	14,081
Gross reserves	$32,089	$39,831	$71,920	$62,963	$76,993

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the six months ended June 30, 2024 and 2023, we experienced unfavorable development of $2,735,000 and $1,261,000, respectively.

The potential for variability in our reserves is evidenced by this development. As a further illustration of reserve variability, we previously estimated unpaid loss and settlement expense net of reinsurance at the end of 2023 at $59,101,000. As of June 30, 2024, that reserve was re-estimated at $61,836,000, which is $2,735,000 higher than the previous estimate. This increase was largely driven by a handful of motor vehicle related claims in accident years 2022 and 2021.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year.

Investments

Our investments are primarily composed of fixed maturity debt securities and both common and preferred stock equity securities. We categorize all our debt securities as available-for-sale (AFS), which are carried at fair value as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our AFS securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities and the limited partnership are carried at fair value with subsequent changes in fair value recorded in net earnings (loss). Other invested assets include notes receivable, stock, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest, which management believes reflects fair value. The SAFE investment and the membership in FHLBC are carried at cost. Funds at Lloyd's are accounted for using the equity method. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or credit loss has occurred.

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

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of December 31, 2023 and June 30, 2024, there were no securities for which an allowance for credit losses adjustment was needed.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,305,930	$(45,340)	$1,305,930	$(45,340)
MBS/ABS/CMBS	6,933,780	(105,032)	22,571,843	(2,839,203)	29,505,623	(2,944,235)
Corporate	6,850,575	(160,668)	30,480,416	(3,504,759)	37,330,991	(3,665,427)
Municipal	4,470,276	(60,544)	11,966,015	(3,458,249)	16,436,291	(3,518,793)
Redeemable preferred stock	72,973	(3,995)	100,307	(9,118)	173,280	(13,113)
Total temporarily impaired fixed maturity securities	$18,327,604	$(330,239)	$66,424,511	$(9,856,669)	$84,752,115	$(10,186,908)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,289,774	$(61,994)	$1,289,774	$(61,994)
MBS/ABS/CMBS	8,345,340	(116,670)	24,323,865	(2,546,987)	32,669,205	(2,663,657)
Corporate	477,051	(1,319)	33,352,754	(3,068,867)	33,829,805	(3,070,186)
Municipal	—	—	12,149,238	(3,293,146)	12,149,238	(3,293,146)
Redeemable preferred stock	149,240	(12,309)	21,320	(3,524)	170,560	(15,833)
Total temporarily impaired fixed maturity securities	$8,971,631	$(130,298)	$71,136,951	$(8,974,518)	$80,108,582	$(9,104,816)

Corporate Bonds

The gross unrealized losses in the corporate bond portfolio increased by about $0.6 million from a loss of $3,070,186 at the end of 2023 to a loss of $3,665,427 as of June 30, 2024. This was driven by the movement in Treasury rates. The Treasury yield curve has shifted higher by about 50 bps in the first half of 2024 which has caused bond prices across fixed income sectors to drop. The corporate bond portfolio has benefitted by spread tightening so far in 2024 (corporate spreads are tighter by about 8 bps), but this has been overwhelmed by the higher Treasury rate environment.

Municipal Bonds

The gross unrealized losses in the municipal portfolio increased slightly from a loss of $3,293,146 at the end of 2023 to a loss of $3,518,793 as of June 30, 2024. This was driven by the movement in Treasury rates. The Treasury yield curve has shifted higher by about 50 bps in the first half of 2024 which has caused bond prices across fixed income sectors to drop. The municipal bond portfolio has benefitted by spread tightening so far in 2024 (taxable municipal spreads are tighter by about 13 bps), but this has been offset by the higher Treasury rate environment.

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

For the six months ended June 30, 2024, the Company did not take a credit loss or impairment charge on any of its fixed income security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in credit losses or impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at June 30, 2024 and December 31, 2023, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

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

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. On June 30, 2024 and December 31, 2023, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	June 30, 2024	December 31, 2023
Deferred acquisition costs, net	$8,858	$8,552
Unearned premium reserves, net	48,014	46,505

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

As of June 30, 2024 and December 31, 2023, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2020 through the current year are open for examination.

Other Assets

As of June 30, 2024 and December 31, 2023, other assets totaled $2,894,000 and $2,406,000, respectively. Other assets includes intangibles, cash value of officer life insurance, and prepaids.

Outstanding Debt

The Company had $15,000,000 in outstanding debt, as of June 30, 2024 and December 31, 2023.

The Company also has borrowing capacity of $48.2 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of June 30, 2024, the Company has used $15.0 million of that capacity through three separate 5-year term loans expiring between 2025 and 2027, with a weighted average interest rate of 1.21%. One loan for $6.0 million with a 1.4% interest rate expires on March 18, 2025.

The Company has $18.6 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

As of June 30, 2024, the balance on the line of credit was $0. As of the July 5, 2024 renewal, this line of credit is priced at prime plus 0.54% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2025. The Company has $4.0 million of available credit and has pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting principles applicable to the annual financial statements required to be filed with Illinois Department of Insurance. There was no interest paid on the line of credit during the six months ended June 30, 2024 and 2023.

Other Liabilities

As of June 30, 2024 and December 31, 2023, other liabilities totaled $1,565,000 and $1,259,000, respectively. Other liabilities includes advance premiums and amounts withheld.

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

Stock-based Incentive Plan

Under the ICC Holdings, Inc. 2016 Equity Incentive Plan, we reserved for issuance a total of 490,000 shares of common stock. Of this amount, 350,000 shares of common stock may be granted in the form of restricted stock and stock-settled restricted stock unit awards, and 140,000 shares of common stock may be granted in the form of stock options under the stock-based incentive plan. The grant-date fair value of any common stock used for restricted stock and restricted stock unit awards will represent unearned compensation. As we accrue compensation expense to reflect the vesting of such shares, unearned compensation will be reduced accordingly. We compute compensation expense at the time stock units are awarded based on the fair value of such options on the date they are granted. This compensation expense is recognized over the appropriate service period. Restricted stock units (RSUs) have been granted every year since 2018 and most recently in April 2024. The RSUs vest one third over three years from the first anniversary of the date of grant. See Note 8 – Employee Benefits of this Form 10-Q as well as the “Management — Benefit Plans and Employment Agreements” section of the Company’s 2023 Annual Report on Form 10-K.

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

Cash provided by operating activities increased slightly during the six months ended June 30, 2024 compared to the same period in 2023.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

In addition to the investment and reinsurance programs mentioned, we have access to cash via the Federal Home Loan Bank of Chicago of $48.2 million. We have drawn down $15.0 million as of June 30, 2024. We also have a $4.0 million line of credit with a local financial institution. As of June 30, 2024, our balance on the line of credit was $0.

As of June 30, 2024, we have cash and other investments maturing within one year of $16.1 million and an additional $49.3 million maturing between one and five years.

ICC is a limited partner of Mutual Capital Investment Fund (“MCIF”), which is an affiliate of Parent. Parent has advised the Company that MCIF will be providing funding for a portion of the aggregate Merger Consideration and, accordingly, ICC will receive a capital call in connection with the foregoing funding obligation.

One FHLBC loan for $6.0 million with a 1.4% interest rate expires on March 18, 2025 and will be repaid before then.

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

Cash flows from continuing operations for the six months ended June 30, 2024 and 2023 were as follows:

	Six-Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$7,889	$7,797
Net cash used in investing activities	(5,755)	(7,136)
Net cash used in financing activities	(191)	(267)
Net increase in cash and cash equivalents	$1,943	$394

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

The amount available for payment of dividends from ICC in 2024 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2023 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid $900,000 and $1,250,000 in dividends to ICC Holdings, Inc.in the first six months of 2024 and 2023. The estimated transaction costs related to the merger are substantial and may require an additional dividend from ICC this year.

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

The average maturity of the debt securities in our investment portfolio was 8.3 and 8.4 years as of June 30, 2024 and 2023, respectively. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available-for-sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	June 30, 2024
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(10,992)	$98,704
100 basis point increase	(5,715)	103,981
No change	—	109,696
100 basis point decrease[1]	6,099	115,795
200 basis point decrease[1]	12,472	122,168

1Assumes US rates are floored at 0%.

Credit Risk

Credit risk is the potential economic loss principally arising from adverse changes in the financial condition of a specific debt issuer. We address this risk by investing primarily in fixed maturity securities that are rated investment grade and require the fixed income portfolio to maintain an average credit quality of A+ or better. We also independently, and through our independent third-party investment manager, monitor the financial condition of all the issuers of fixed maturity securities in the portfolio. To limit our exposure to risk, we employ diversification rules that limit the credit exposure to any single issuer or asset class.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Risks Related to the Proposed Merger

On June 8, 2024, we entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.

The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 10, 2024.

There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

The Merger is subject to the satisfaction or waiver of stated conditions, including (i) the approval and adoption of the Merger Agreement by the holders of a majority of the voting power of the Company's Common Stock, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators, and (iii) other customary conditions. For each of the Company and Parent, the obligation to complete the Merger is also subject to the accuracy of the representations and warranties of, and compliance with covenants by, the other party, in accordance with the materiality standards set forth in the Merger Agreement. A number of the conditions are beyond our control. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. If the Merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected.

Before the transactions contemplated by the Merger Agreement can be completed, various approvals must be obtained from applicable insurance regulators. In deciding whether to grant these approvals, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or otherwise reducing the anticipated benefits of the Merger if the Merger was consummated successfully within the expected timeframe.

We may also become subject to lawsuits related to the Merger and adverse rulings in potential lawsuits may delay or prevent the Merger from being completed. Although we will evaluate and defend against any potential lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of the Company's Common Stock may decline, including to the extent that the current market price the Company's Common Stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without delays.

We are subject to various restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without the Parent's consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may adversely impact our financial condition, results of operations and cash flows.

The efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could negatively effect our business, results of operations and financial condition.

In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our shareholders and from applicable insurance regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly and many of these fees and costs are payable regardless of whether or not the Merger is consummated.

Uncertainties related to the consummation of the Merger may have an adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, clients, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause clients, customers, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

Uncertainty regarding the completion of the Merger may also foster uncertainty among employees about their future roles. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or desire not to remain with the surviving corporation following the Merger. This may adversely affect our ability to attract and retain key management, sales, marketing, operational and technical personnel, which could have an adverse effect on our results of operations and financial condition prior to the completion of the Merger.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal.

Under the Merger Agreement, we are subject to “no-shop” restrictions and are not permitted to, subject to certain exceptions set forth in the Merger Agreement, (i) solicit, initiate or knowingly encourage inquiries or proposals relating to alternative takeover transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information in connection with, alternative takeover proposals. In addition, before our board of directors withdraws or modifies its recommendation of the proposed Merger with Parent or terminates the Merger Agreement to enter into an alternative acquisition proposal, Parent generally has an opportunity to offer to modify the terms of the Merger. These provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Parent for our outstanding Common Stock from considering or proposing such an acquisition of ICC Holdings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

     Purchases of Equity Securities

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs (1)
April 1, 2024 to April 30, 2024
Open Market Purchases	7,700	$16.00	7,700	$4,457,458
May 1, 2024 to May 31, 2024
Open Market Purchases	93	16.00	93	4,455,970
June 1, 2024 to June 30, 2024
Open Market Purchases	—	—	—	4,455,970
Total	7,793	$16.00	7,793	$4,455,970

(1)	In December 2022, the Company announced the establishment of a $5.0 million share repurchase program with no expiration date.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement: (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 8, 2024, among Mutual Capital Holdings, Inc., Mutual Capital Merger Sub, Inc., and ICC Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38046) filed on June 10, 2024)*
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

10.1	Deferred Compensation Agreement, dated as of January 1, 2021, among ICC Holdings, Inc., Illinois Casualty Company, and Arron K. Sutherland (incorporated by reference to 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 14, 2021)
10.2	Amendment to Deferred Compensation Agreement, dated as of June 8, 2024, among ICC Holdings, Inc., Illinois Casualty Company, and Arron K. Sutherland. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38046) filed on June 10, 2024)
10.3	Employment Agreement, effective as of October 1, 2016, among ICC Holdings, Inc., Illinois Casualty Company, and Arron K. Sutherland (incorporated by reference to 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-214081) filed with the SEC on November 7, 2016)
10.4	Amendment to Employment Agreement, dated as of June 8, 2024, among ICC Holdings, Inc., Illinois Casualty Company, and Arron K. Sutherland. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38046) filed on June 10, 2024)
10.5	Form of Change in Control Agreement among ICC Holdings, Inc., Illinois Casualty Company, and certain employees (incorporated by reference to 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-214081) filed with the SEC on November 7, 2016)
10.6	Form of Amendment to Change in Control Agreement, Illinois Casualty Company, and certain employees.(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38046) filed on June 10, 2024)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL (iXBRL) Documents attached as Exhibit 101
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2024.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)