Form 10-Q
period 2024-09-30
ICC Holdings, Inc.
filed 2024-11-14
CIK 1681903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2024 was 3,138,580.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Investments and cash:
Fixed maturity securities (amortized cost of $120,448,405 at 9/30/2024 and $119,336,041 at 12/31/2023)	$114,743,833	$110,955,697
Common stocks at fair value	14,470,556	12,191,621
Preferred stocks at fair value	2,924,056	2,896,296
Other invested assets, net of allowances for credit losses of $310,000 at 9/30/2024 and $39,000 at 12/31/2023	13,958,375	8,898,409
Property held for investment, at cost, net of accumulated depreciation of $719,900 at 9/30/2024 and $682,402 at 12/31/2023	5,904,718	5,910,864
Cash and cash equivalents	11,011,618	1,478,135
Total investments and cash	163,013,156	142,331,022
Accrued investment income	1,042,274	915,156
Premiums and reinsurance balances receivable, net of allowances for credit losses of $130,000 at 9/30/2024 and $143,000 at 12/31/2023	38,062,859	37,220,433
Ceded unearned premiums	774,949	755,099
Reinsurance balances recoverable on unpaid losses and settlement expenses, net of allowances for credit losses of $80,000 at 9/30/2024 and $82,000 at 12/31/2023	12,519,808	12,736,579
Federal income taxes	2,544,027	2,775,366
Deferred policy acquisition costs, net	9,178,039	8,552,459
Property and equipment, at cost, net of accumulated depreciation of $7,381,278 at 9/30/2024 and $6,990,076 at 12/31/2023	3,271,851	3,325,322
Other assets, net of allowances for credit losses of $2,000 at 9/30/2024 and $5,000 at 12/31/2023	2,520,452	2,405,577
Total assets	$232,927,415	$211,017,013

Liabilities:
Unpaid losses and settlement expenses	$83,582,487	$71,919,585
Unearned premiums	51,295,631	47,259,637
Reinsurance balances payable	1,020,657	1,132,301
Corporate debt	15,000,000	15,000,000
Accrued expenses	7,696,366	7,442,617
Other liabilities	1,228,786	1,259,324
Total liabilities	159,823,927	144,013,464

Equity:
Common stock[1]	35,000	35,000
Treasury stock, at cost[2]	(5,727,278)	(5,710,324)
Additional paid-in capital	33,597,942	33,330,846
Accumulated other comprehensive (loss), net of tax	(4,506,518)	(6,621,336)
Retained earnings	51,403,889	47,844,368
Less: Unearned Employee Stock Ownership Plan shares at cost[3]	(1,699,547)	(1,875,005)
Total equity	73,103,488	67,003,549
Total liabilities and equity	$232,927,415	$211,017,013

1 Par value $0.01; authorized: 2024 and 2023 - 10,000,000 shares; issued: 2024 – 3,500,000 shares and 2023 – 3,500,000 shares; outstanding: 2024 – 3,138,580 and 2023 – 3,138,976 shares

2 2024 – 361,420 shares and 2023 – 361,024 shares

3 2024 – 175,844 shares and 2023 – 187,498 shares

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Three-Months Ended
	September 30,
	2024	2023
Net premiums earned	$21,711,407	$19,233,517
Net investment income	1,556,776	1,342,258
Net realized investment gains	437,258	199,928
Net unrealized gains (losses) on investments	613,594	(1,062,332)
Other	56,380	51,000
Consolidated revenues	24,375,415	19,764,371
Losses and settlement expenses	14,144,203	13,436,464
Policy acquisition costs and other operating expenses	7,301,724	7,029,218
Interest expense on debt	46,409	46,409
General corporate expenses	264,274	220,093
Total expenses	21,756,610	20,732,184
Earnings (loss) before income taxes	2,618,805	(967,813)
Total income tax expense (benefit)	566,613	(198,850)
Net earnings (loss)	$2,052,192	$(768,963)

Other comprehensive earnings (loss), net of tax	3,234,962	(3,025,254)
Comprehensive earnings (loss)	$5,287,154	$(3,794,217)

Earnings per share:
Basic:
Basic net earnings (loss) per share	$0.69	$(0.26)
Diluted:
Diluted net earnings (loss) per share	$0.69	$(0.26)

Weighted average number of common shares outstanding:
Basic	2,964,743	2,945,199
Diluted	2,986,401	2,968,808

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings and Comprehensive Earnings (Unaudited)

	For the Nine-Months Ended
	September 30,
	2024	2023
Net premiums earned	$62,331,966	$55,528,867
Net investment income	4,536,992	3,798,432
Net realized investment gains	584,925	268,375
Net unrealized gains on investments	2,134,454	279,100
Other	46,283	160,714
Consolidated revenues	69,634,620	60,035,488
Losses and settlement expenses	41,034,199	36,698,631
Policy acquisition costs and other operating expenses	23,046,544	20,823,605
Interest expense on debt	138,218	137,713
General corporate expenses	870,968	616,304
Total expenses	65,089,929	58,276,253
Earnings before income taxes	4,544,691	1,759,235
Total income tax expense	985,170	363,164
Net earnings	$3,559,521	$1,396,071

Other comprehensive earnings (loss), net of tax	2,114,818	(2,193,230)
Comprehensive earnings (loss)	$5,674,339	$(797,159)

Earnings per share:
Basic:
Basic net earnings per share	$1.20	$0.47
Diluted:
Diluted net earnings per share	$1.20	$0.47

Weighted average number of common shares outstanding:
Basic	2,954,852	2,945,686
Diluted	2,976,510	2,969,295

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2023	$35,000	$(5,463,535)	$(2,109,375)	$33,119,125	$43,701,233	$(8,841,517)	$60,440,931
Cumulative adjustment for adoption of ASU 2016-13, net of tax	—	—	—	—	(113,760)	—	(113,760)
Purchase of treasury stock	—	(46,334)	—	—	—	—	(46,334)
Net earnings	—	—	—	—	1,578,545	—	1,578,545
Other comprehensive earnings, net of tax	—	—	—	—	—	1,596,353	1,596,353
Restricted stock unit expense	—	—	—	52,850	—	—	52,850
ESOP compensation expense	—	—	57,790	32,154	—	—	89,943
Balance, March 31, 2023	$35,000	$(5,509,869)	$(2,051,585)	$33,204,129	$45,166,018	$(7,245,164)	$63,598,529
Purchase of treasury stock	—	(220,903)	—	—	—	—	(220,903)
Net earnings	—	—	—	—	586,489	—	586,489
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(764,329)	(764,329)
Restricted stock unit expense	—	158,674	—	(99,303)	—	—	59,371
ESOP compensation expense	—	—	58,432	36,451	—	—	94,884
Balance, June 30, 2023	$35,000	$(5,572,098)	$(1,993,153)	$33,141,277	$45,752,507	$(8,009,493)	$63,354,040
Purchase of treasury stock	—	(128,490)	—	—	—	—	(128,490)
Net earnings (loss)	—	—	—	—	(768,963)	—	(768,963)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(3,025,254)	(3,025,254)
Restricted stock unit expense	—	—	—	60,032	—	—	60,032
ESOP compensation expense	—	—	59,074	36,011	—	—	95,085
Balance, September 30, 2023	$35,000	$(5,700,588)	$(1,934,079)	$33,237,320	$44,983,544	$(11,034,747)	$59,586,450

	Common stock	Treasury stock	Unearned ESOP	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Total equity
Balance, January 1, 2024	$35,000	$(5,710,324)	$(1,875,005)	$33,330,846	$47,844,368	$(6,621,336)	$67,003,549
Purchase of treasury stock	—	(66,655)	—	—	—	—	(66,655)
Net earnings	—	—	—	—	2,239,205	—	2,239,205
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(640,112)	(640,112)
Restricted stock unit expense	—	—	—	59,380	—	—	59,380
ESOP compensation expense	—	—	58,273	31,771	—	—	90,044
Balance, March 31, 2024	$35,000	$(5,776,979)	$(1,816,732)	$33,421,997	$50,083,573	$(7,261,448)	$68,685,411
Purchase of treasury stock	—	(124,667)	—	—	—	—	(124,667)
Net earnings (loss)	—	—	—	—	(731,876)	—	(731,876)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(480,032)	(480,032)
Restricted stock unit expense	—	174,368	—	(11,226)	—	—	163,142
ESOP compensation expense	—	—	58,272	43,427	—	—	101,699
Balance, June 30, 2024	$35,000	$(5,727,278)	$(1,758,460)	$33,454,198	$49,351,697	$(7,741,480)	$67,613,677
Net earnings	—	—	—	—	2,052,192	—	2,052,192
Other comprehensive earnings, net of tax	—	—	—	—	—	3,234,962	3,234,962
Restricted stock unit expense	—	—	—	68,421	—	—	68,421
ESOP compensation expense	—	—	58,913	75,323	—	—	134,236
Balance, September 30, 2024	$35,000	$(5,727,278)	$(1,699,547)	$33,597,942	$51,403,889	$(4,506,518)	$73,103,488

See accompanying notes to consolidated financial statements.

ICC Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine-Month Periods Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$3,559,521	$1,396,071
Adjustments to reconcile net earnings to net cash provided by operating activities
Net realized investment gains	(584,925)	(268,375)
Net unrealized gains on investments	(2,134,454)	(279,100)
Depreciation	616,219	541,656
Deferred income tax	(988)	(144,279)
Amortization of bond premium and discount	(13,026)	57,647
Stock-based compensation expense	616,922	452,165
Change in:
Accrued investment income	(127,118)	(120,242)
Premiums and reinsurance balances receivable	(842,426)	(4,455,472)
Ceded unearned premiums	(19,850)	201,137
Reinsurance balances recoverable	216,771	(2,837,908)
Deferred policy acquisition costs	(625,580)	(1,180,463)
Unpaid losses and settlement expenses	11,662,902	12,928,415
Unearned premiums	4,035,994	5,439,877
Reinsurance balances payable	(111,644)	(369,510)
Accrued expenses	253,749	(56,038)
Current federal income tax	(329,837)	(323,761)
Other	(145,408)	(359,595)
Net cash provided by operating activities	16,026,822	10,622,225
Cash flows from investing activities:
Purchases of:
Fixed maturity securities	(13,059,136)	(18,181,637)
Common stocks	(2,264,086)	(3,158,620)
Preferred stocks	(464,619)	(285,649)
Other invested assets	(6,176,600)	(3,346,778)
Property held for investment	(626,166)	(1,138,302)
Property and equipment	(429,204)	(462,729)
Proceeds from sales, maturities and calls of:
Fixed maturity securities	11,985,012	9,785,891
Common stocks	2,033,174	3,831,416
Preferred stocks	679,644	337,440
Other invested assets	1,403,809	354,276
Property held for investment	612,017	1,545,977
Property and equipment	4,138	17,789
Net cash used in investing activities	(6,302,017)	(10,700,926)
Cash flows from financing activities:
Purchase of treasury stock	(191,322)	(395,727)
Net cash used in financing activities	(191,322)	(395,727)
Net increase (decrease) in cash and cash equivalents	9,533,483	(474,428)
Cash and cash equivalents at beginning of year	1,478,135	3,139,986
Cash and cash equivalents at end of period	$11,011,618	$2,665,558
Supplemental information:
Federal income tax paid	$725,000	$180,000
Interest paid	$138,200	$132,400

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	DESCRIPTION OF BUSINESS

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

We are a specialty insurance carrier primarily underwriting commercial multi-peril, liquor liability, workers’ compensation, and umbrella liability coverages for the food and beverage industry through our subsidiary insurance company, ICC. ICC writes business in Arizona, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Tennessee, Utah, and Wisconsin and markets through independent agents. Approximately 23.0% and 23.1% of the premium is written in Illinois for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, approximately 21.9% and 23.5%, respectively, of the premium is written in Illinois. The Company operates as one segment.

On June 8, 2024, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with Mutual Capital Holdings, Inc., a Pennsylvania corporation (MCH), and Mutual Capital Merger Sub, Inc., a Pennsylvania corporation and a wholly owned subsidiary of MCH ("Merger Sub"). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of MCH (the "Merger"). As a result of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the "Company Common Stock") (other than shares owned by the Company as treasury stock), will be converted into the right to receive $23.50 in cash, without interest, representing a total equity value of approximately $73.8 million. The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by the holders of the Company Common Stock, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators, and (iii) other customary conditions. For each of the Company and MCH, the obligation to complete the Merger is also subject to the accuracy of the representations and warranties of, and compliance with covenants by, the other party, in accordance with the materiality standards set forth in the Merger Agreement. For a description of the treatment of equity awards under the Merger Agreement, see the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the "SEC") on October 28, 2024.

B.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023 (the “2023 10-K”). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2024 the results of operations of the Company and its subsidiaries for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

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

There are no prospective accounting standards that would have a material impact on our financial statements as of  September 30, 2024.

E.	PROPERTY AND EQUIPMENT

Annually, the Company reviews the major asset classes of property and equipment held for impairment. As of  September 30, 2024 and December 31, 2023, the Company recognized no impairments. Property and equipment are summarized as follows:

	As of
	September 30,	December 31,
	2024	2023
Automobiles	$699,375	$645,458
Furniture and fixtures	530,359	525,843
Computer equipment and software	5,247,887	5,037,301
Home office	4,175,508	4,106,796
Total cost	10,653,129	10,315,398
Accumulated depreciation	(7,381,278)	(6,990,076)
Net property and equipment	$3,271,851	$3,325,322

F.	COMPREHENSIVE EARNINGS

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

The following table presents changes in accumulated other comprehensive (loss) earnings for unrealized gains and losses on available-for-sale securities:

	Nine-Months Ended September 30,
	2024	2023
Beginning balance	$(6,621,336)	$(8,841,517)
Other comprehensive earnings (loss) before reclassification	2,097,770	(2,239,651)
Amount reclassified from accumulated other comprehensive earnings	17,048	46,421
Net current period other comprehensive earnings (loss)	2,114,818	(2,193,230)
Ending balance	$(4,506,518)	$(11,034,747)

The following table illustrates the components of other comprehensive earnings (loss) for each period presented in the condensed consolidated interim financial statements.

	Three-Month Periods Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive earnings (loss), net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains (losses) arising during the period	$4,094,889	$(859,927)	$3,234,962	$(3,836,298)	$805,622	$(3,030,676)
Reclassification adjustment for losses included in net earnings	—	—	—	6,863	(1,441)	5,422
Total other comprehensive earnings (loss)	$4,094,889	$(859,927)	$3,234,962	$(3,829,435)	$804,181	$(3,025,254)

	Nine-Month Periods Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Other comprehensive (loss) earnings, net of tax
Unrealized gains and losses on AFS investments:
Unrealized holding gains (losses) arising during the period	$2,655,405	$(557,635)	$2,097,770	$(2,835,001)	$595,350	$(2,239,651)
Reclassification adjustment for losses included in net earnings	21,580	(4,532)	17,048	58,761	(12,340)	46,421
Total other comprehensive earnings (loss)	$2,676,985	$(562,167)	$2,114,818	$(2,776,240)	$583,010	$(2,193,230)

The following table provides the reclassifications from accumulated other comprehensive earnings for the periods presented:

Amounts Reclassified from
Accumulated Other Comprehensive Loss
	Nine-Month Periods Ended
Details about Accumulated Other	September 30,		Affected Line Item in the Statement
Comprehensive Earnings Component	2024	2023	where Net Earnings is Presented
Unrealized losses on AFS investments:
	$21,580	$58,761	Net realized investment losses
	(4,532)	(12,340)	Income tax (benefit)
Total reclassification adjustment, net of tax	$17,048	$46,421

G.	RISKS AND UNCERTAINTIES

Certain risks and uncertainties are inherent to our day-to-day operations. Adverse changes in the economy could lower demand for our insurance products or negatively impact our investment results, both of which could have an adverse effect on the revenue and profitability of our operations. War, terrorism, labor shortages and tightening, inflation and related monetary policy responses, and recession fears are also causing volatility and disruptions in credit and capital markets, and the business prospects of the industry we serve. The cumulative effects of these events on the Company cannot be predicted, but could reduce demand for our insurance policies, result an in increased level of losses, settlement expenses or other operating costs, or reduce the market value of invested assets held by the Company.

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

	For the Three-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2024
Fixed maturity securities	$2,924,552	$—	$—	$—
Common stocks	1,208,768	390,453	(70,800)	319,653
Preferred stocks	309,756	334	(117)	217
2023
Fixed maturity securities	$1,443,108	$—	$(6,863)	$(6,863)
Common stocks	1,807,080	395,780	(188,989)	206,791
Preferred stocks	—	—	—	—

	For the Nine-Months Ended September 30,
				Net Realized
	Proceeds	Gains	Losses	Gains (Losses)
2024
Fixed maturity securities	$11,985,012	$8,512	$(30,092)	$(21,580)
Common stocks	2,033,174	673,559	(154,234)	519,325
Preferred stocks	679,644	1,743	(31,952)	(30,209)
2023
Fixed maturity securities	$9,785,891	$—	$(58,761)	$(58,761)
Common stocks	3,831,416	$800,571	$(496,207)	$304,364
Preferred stocks	337,440	$29,371	$(6,599)	$22,772

The amortized cost and estimated fair value of fixed income securities at  September 30, 2024, by contractual maturity, are shown as follows:

	Amortized Cost	Fair Value
Due in one year or less	$3,251,814	$3,203,143
Due after one year through five years	17,273,034	16,970,351
Due after five years through 10 years	25,337,861	24,748,130
Due after 10 years	26,050,171	22,497,708
Asset and mortgage-backed securities without a specific due date	48,349,132	47,141,221
Redeemable preferred stocks	186,393	183,280
Total fixed maturity securities	$120,448,405	$114,743,833

Expected maturities may differ from contractual maturities due to call provisions on some existing securities.

The following table is a schedule of amortized cost and estimated fair values of investments in securities classified as available for sale at September 30, 2024 and December 31, 2023:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2024
Fixed maturity securities:
U.S. Treasury	$1,351,018	$1,326,055	$—	$(24,963)
MBS/ABS/CMBS	48,349,132	47,141,221	716,346	(1,924,257)
Corporate	47,980,649	46,192,658	548,532	(2,336,523)
Municipal	22,581,213	19,900,619	190,410	(2,871,004)
Redeemable preferred stock	186,393	183,280	311	(3,424)
Total fixed maturity securities	$120,448,405	$114,743,833	$1,455,599	$(7,160,171)

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
2023
Fixed maturity securities:
U.S. Treasury	$1,351,768	$1,289,774	$—	$(61,994)
MBS/ABS/CMBS	49,400,028	47,020,328	283,957	(2,663,657)
Corporate	45,764,492	42,981,718	287,412	(3,070,186)
Municipal	22,633,360	19,493,317	153,103	(3,293,146)
Redeemable preferred stock	186,393	170,560	—	(15,833)
Total fixed maturity securities	$119,336,041	$110,955,697	$724,472	$(9,104,816)

All the Company’s collateralized securities carry an average credit rating of AA by one or more major rating agencies and continue to pay according to contractual terms. Included within MBS/ABS/CMBS, as defined in Note 3 – Fair Value Disclosures, are asset backed securities with fair values of $8,266,499 and $8,462,540, residential mortgage-backed securities of $33,749,479 and $32,928,128, and commercial mortgage-backed securities of $5,125,243 and $5,629,659 at September 30, 2024 and December 31, 2023, respectively. The Company has recorded no current expected credit loss (CECL) allowances related to available for sale investments at September 30, 2024 and December 31, 2023, respectively.

ANALYSIS

The following tables display the total value of securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023. The tables segregate the securities based on type, noting the fair value, amortized cost, and unrealized loss on each category of investment as well as in total. The tables further classifies the securities based on the length of time they have been in an unrealized loss position.

	September 30, 2024			December 31, 2023
		12 Months			12 Months
	< 12 Months	& Greater	Total	< 12 Months	& Greater	Total
Fixed Maturity Securities:
U.S. Treasury
Fair value	$—	$1,326,055	$1,326,055	$—	$1,289,774	$1,289,774
Amortized cost	—	1,351,018	1,351,018	—	1,351,768	1,351,768
Unrealized loss	—	(24,963)	(24,963)	—	(61,994)	(61,994)
MBS/ABS/CMBS
Fair value	505,082	19,582,844	20,087,926	8,345,340	24,323,865	32,669,205
Amortized cost	505,315	21,506,868	22,012,183	8,462,010	26,870,852	35,332,862
Unrealized loss	(233)	(1,924,024)	(1,924,257)	(116,670)	(2,546,987)	(2,663,657)
Corporate
Fair value	—	28,991,279	28,991,279	477,051	33,352,754	33,829,805
Amortized cost	—	31,327,802	31,327,802	478,370	36,421,621	36,899,991
Unrealized loss	—	(2,336,523)	(2,336,523)	(1,319)	(3,068,867)	(3,070,186)
Municipal
Fair value	776,030	12,544,802	13,320,832	—	12,149,238	12,149,238
Amortized cost	776,741	15,415,095	16,191,836	—	15,442,384	15,442,384
Unrealized loss	(711)	(2,870,293)	(2,871,004)	—	(3,293,146)	(3,293,146)
Redeemable preferred stock
Fair value	22,910	106,096	129,006	149,240	21,320	170,560
Amortized cost	23,005	109,425	132,430	161,549	24,844	186,393
Unrealized loss	(95)	(3,329)	(3,424)	(12,309)	(3,524)	(15,833)
Total
Fair value	1,304,022	62,551,076	63,855,098	8,971,631	71,136,951	80,108,582
Amortized cost	1,305,061	69,710,208	71,015,269	9,101,929	80,111,469	89,213,398
Unrealized loss	$(1,039)	$(7,159,132)	$(7,160,171)	$(130,298)	$(8,974,518)	$(9,104,816)

The fixed income portfolio contained 184 securities in an unrealized loss position as of September 30, 2024. Of these 184 securities, 178 have been in an unrealized loss position for 12 consecutive months or longer and represent $7,159,132 in unrealized losses. All fixed income securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Credit-related impairments on fixed income securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net earnings. Any non-credit related impairment is recognized in comprehensive earnings. Current unrealized losses are the result of rising interest rates. Based on management’s analysis, the fixed income portfolio is of a high credit quality, and it is believed it will recover the amortized cost basis of the fixed income securities. Management monitors the credit quality of the fixed income investments to assess if it is probable that the Company will receive its contractual or estimated cash flows in the form of principal and interest.

There were no CECL allowances from the fixed income portfolio recognized in net earnings during the nine months ended September 30, 2024 and 2023. In addition, the Company is not required to, nor does it intend to sell these investments prior to recovering the entire amortized cost basis for each security, which may be at maturity.

UNREALIZED GAINS AND LOSSES ON INVESTMENTS

Net unrealized gains recognized during the three and nine months ended September 30, 2024 on equity securities and limited partnership investments were $534,212 and $1,595,251. Net unrealized (losses) gains recognized during the three and nine months ended September 30, 2023 on investments held as of September 30, 2023 were losses of $837,147 and gains of $268,677.

Other Invested Assets

Other invested assets as of September 30, 2024 and December 31, 2023 were $13,958,375 and $8,898,409, respectively. These amounts were net of $310,000 and $39,000 in CECL allowances, respectively. Other invested assets as of  September 30, 2024 include privately held investments of $2,543,637, notes receivable of $10,480,540, Funds at Lloyd's of $819,198, and a $425,000 membership in the Federal Home Loan Bank of Chicago (FHLBC). As of  December 31, 2023, privately held investments were $2,197,232, notes receivable were $5,495,979, Funds at Lloyd's were $819,198, and the membership in FHLBC was $425,000.

As of  September 30, 2024, privately held investments are comprised of a $2,078,607 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $215,030 in stock carried at fair value. In November 2021, we agreed to commit up to $10.0 million to a private investment fund, subject to regulatory approval, which may be callable from time to time by such fund. As of  September 30, 2024, the Company has received calls for $1,949,134 for a limited partnership from the private investment fund. Our balance available for future endeavors with the private investment fund is $8,050,866 as of  September 30, 2024. In June 2024, we agreed to commit up to $3.0 million to another private investment fund, subject to regulatory approval, which may also be callable from time to time by such fund. As of  September 30, 2024, the Company has received no calls related to this fund. As of  December 31, 2023, privately held investments are comprised of a $1,734,622 limited partnership accounted for under the equity method with a three month lag, a $250,000 SAFE investment carried at cost, and $212,610 in stock carried at fair value. As of  December 31, 2023, the Company received calls for $1,949,134 for the limited partnership.

Notes receivable are carried at outstanding value plus accrued interest. As of  September 30, 2024, most of the notes receivable bear interest between 2.0% and 9.0%. One note has interest at prime minus 25 basis points with a floor of 4.0%. The Company had $310,000 in CECL allowances recorded related to notes receivable at  September 30, 2024.

The Funds at Lloyd's and the membership in the FHLBC are carried at cost.

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

Due to the relatively short-term nature of cash, short-term investments, accounts receivable, and accounts payable, their carrying amounts are reasonable estimates of fair value. Other invested assets include notes receivable, stock, a limited partnership, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest. Stock is at fair value when available. The limited partnership and Funds at Lloyd's, the SAFE investment, and the membership in FHLBC are carried at cost.

Assets measured at fair value on a recurring basis as of September 30, 2024, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,326,055	$—	$—	$1,326,055
MBS/ABS/CMBS	—	47,141,221	—	47,141,221
Corporate	—	46,192,658	—	46,192,658
Municipal	—	19,900,619	—	19,900,619
Redeemable preferred stocks	—	183,280	—	183,280
Total fixed maturity securities	1,326,055	113,417,778	—	114,743,833
Equity securities
Common stocks	14,470,556	—	—	14,470,556
Perpetual preferred stocks	—	2,924,056	—	2,924,056
Total equity securities	14,470,556	2,924,056	—	17,394,612
Total marketable investments measured at fair value	$15,796,611	$116,341,834	$—	$132,138,445

Assets measured at fair value on a recurring basis as of December 31, 2023, are summarized below:

		Significant
	Quoted in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
AFS securities
Fixed maturity securities
U.S. treasury	$1,289,774	$—	$—	$1,289,774
MBS/ABS/CMBS	—	47,020,328	—	47,020,328
Corporate	—	42,981,718	—	42,981,718
Municipal	—	19,493,317	—	19,493,317
Redeemable preferred stocks	—	170,560	—	170,560
Total fixed maturity securities	1,289,774	109,665,923	—	110,955,697
Equity securities
Common stocks	12,191,621	—	—	12,191,621
Perpetual preferred stocks	—	2,896,296	—	2,896,296
Total equity securities	12,191,621	2,896,296	—	15,087,917
Total marketable investments measured at fair value	$13,481,395	$112,562,219	$—	$126,043,614

As noted in the previous tables, the Company has no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2024 or December 31, 2023. Additionally, there were no securities transferred in or out of Levels 1 and 2 during the nine-month periods ended September 30, 2024 and 2023.

4.	DEBT

Debt Obligation

Debt Obligations

The Company had $15,000,000 in outstanding debt as of  September 30, 2024 and December 31, 2023.

The Company also has borrowing capacity of $53.1 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of  September 30, 2024, the Company has used $15.0 million of that capacity through three separate 5-year term loans expiring between 2025 and 2027, with a weighted average interest rate of 1.21%. One loan for $6.0 million with a 1.4% interest rate expires on March 18, 2025.

The Company has $18.9 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

As of September 30, 2024, the balance on the line of credit was $0. As of the  July 5, 2024 renewal, this line of credit is priced at prime plus 0.54% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2025. The Company has $4.0 million of available credit and has pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting principles applicable to the annual financial statements required to be filed with Illinois Department of Insurance. There was no interest paid on the line of credit during the nine months ended September 30, 2024 and 2023.

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

Premiums, written and earned, along with losses and settlement expenses incurred for the periods presented is summarized as follows:

	Three-Month Periods Ended September 30,
	2024	2023
WRITTEN
Direct	$27,661,918	$24,495,429
Reinsurance assumed	70,721	60,457
Reinsurance ceded	(3,514,356)	(2,870,582)
Net	$24,218,283	$21,685,304
EARNED
Direct	$25,126,580	$22,057,631
Reinsurance assumed	64,138	54,269
Reinsurance ceded	(3,479,311)	(2,878,383)
Net	$21,711,407	$19,233,517
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$15,088,964	$17,854,337
Reinsurance assumed	46,296	18,080
Reinsurance ceded	(991,057)	(4,435,953)
Net	$14,144,203	$13,436,464

	Nine-Month Periods Ended September 30,
	2024	2023
WRITTEN
Direct	$76,788,373	$68,899,622
Reinsurance assumed	94,323	135,570
Reinsurance ceded	(10,534,586)	(7,865,311)
Net	$66,348,110	$61,169,881
EARNED
Direct	$72,749,157	$63,468,235
Reinsurance assumed	97,545	127,080
Reinsurance ceded	(10,514,736)	(8,066,448)
Net	$62,331,966	$55,528,867
LOSS AND SETTLEMENT EXPENSES INCURRED
Direct	$43,628,846	$43,754,741
Reinsurance assumed	69,403	58,499
Reinsurance ceded	(2,664,050)	(7,114,609)
Net	$41,034,199	$36,698,631

6.	UNPAID LOSSES AND SETTLEMENT EXPENSES

The following table is a reconciliation of the Company’s unpaid losses and settlement expenses:

	For the Three-Months Ended
	September 30,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$79,264	$76,584
Less: Ceded	12,374	14,603
Less: CECL allowance for reinsurance recoverable on unpaid losses	79	—
Net	66,811	61,981
Increase in incurred losses and settlement expense:
Current year	8,711	11,331
Prior years	5,433	2,105
Total incurred	14,144	13,436
Deduct: Loss and settlement expense payments for claims incurred:
Current year	3,439	4,329
Prior years	6,534	7,011
Total paid	9,973	11,340
Net unpaid losses and settlement expense - end of the period	70,982	64,077
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,520	16,350
Plus: CECL allowance for reinsurance recoverable on unpaid losses[1]	80	115
Gross unpaid losses and settlement expense - end of the period	$83,582	$80,542

	For the Nine-Months Ended
	September 30,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$71,920	$67,614
Less: Ceded	12,737	13,610
Less: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Net	59,101	54,004
Increase in incurred losses and settlement expense:
Current year	32,866	33,333
Prior years	8,168	3,366
Total incurred	41,034	36,699
Deduct: Loss and settlement expense payments for claims incurred:
Current year	8,410	9,045
Prior years	20,743	17,581
Total paid	29,153	26,626
Net unpaid losses and settlement expense - end of the period	70,982	64,077
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,520	16,350
Plus: CECL allowance for reinsurance recoverable on unpaid losses[1]	80	115
Gross unpaid losses and settlement expense - end of the period	$83,582	$80,542

1 See page 8, Significant account policies, for an explanation of CECL.

For the  nine months ended  September 30, 2024 and  2023, we experienced  unfavorable development of  $8,168,000 and  $3,366,000, respectively. The  unfavorable development for the  nine months ended  September 30, 2024 is primarily due to additional information received on prior year accident claims for Liquor Liability ( 79.3% of increase) and Businessowner's Property ( 15.1% of increase).

7.	INCOME TAXES

The Company’s effective tax rate for the nine month periods ended September 30, 2024 was 21.7% compared to 20.6% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

Income tax expense for the nine month periods ended September 30, 2024 and 2023 differed from the amounts computed by applying the U.S. federal tax rate of 21% to pretax income from continuing operations as demonstrated in the following table:

	For the Three-Months Ended
	September 30,
	2024	2023
Provision for income taxes at the statutory federal tax rates	$549,949	$(203,241)
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(7,882)	(8,450)
Dividends received deduction	(10,391)	(18,802)
Proration of tax-exempt interest and dividends received deduction	4,338	6,604
Nondeductible expenses	23,240	22,512
Officer life insurance, net	2,459	2,527
Other	4,900	—
Total	$566,613	$(198,850)

	For the Nine-Months Ended
	September 30,
	2024	2023
Provision for income taxes at the statutory federal tax rates	$954,385	$369,439
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(23,717)	(27,316)
Dividends received deduction	(29,645)	(59,537)
Proration of tax-exempt interest and dividends received deduction	12,671	21,074
Nondeductible expenses	73,585	57,555
Officer life insurance, net	(2,109)	1,949
Total	$985,170	$363,164

Management believes it is more likely than not that all deferred tax assets will be recovered as the result of future operations, which will generate sufficient taxable income to realize the deferred tax asset.

As of September 30, 2024 and December 31, 2023, the Company does not have any capital or operating loss carryforwards. Periods still subject to IRS audit include 2021 through current year. There are currently no open tax exams. As of September 30, 2024 a significant portion of the Company's net deferred tax asset relates to unrealized losses on fixed income securities.

8.	EMPLOYEE BENEFITS

ESOP

In connection with our conversion and public offering, we established an ESOP. The ESOP borrowed from the Company to purchase 350,000 shares in the offering. The issuance of the shares to the ESOP resulted in a contra account established in the equity section of the balance sheet for the unallocated shares at an amount equal to their $10.00 per share purchase price.

The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP. ICC makes annual contributions to the ESOP sufficient to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. The Company repurchases shares from participants that have left our employment. ICC Holdings did not contribute to the ESOP for the nine months ended September 30, 2024 and 2023. No other contributions were made to the ESOP during these time periods.

A compensation expense charge is booked monthly during each year for the shares committed to be allocated to participants that year, determined with reference to the fair market value of our stock at the time the commitment to allocate the shares is accrued and recognized. For the nine months ended September 30, 2024, we recognized compensation expense of $325,979 related to 17,546 shares of our common stock that are committed to be released to participants’ accounts at September 30, 2024. For the nine months ended September 30, 2023, we recognized compensation expense of $279,912 related to 17,530 shares of our common stock that were committed to be released to participants’ accounts at December 31, 2023.

RESTRICTED STOCK UNITS

Restricted stock units (RSUs) were granted for the first time in February 2018 and more recently in April of each year. RSUs have a grant date value equal to the closing price of the Company’s stock on the dates the shares are granted. The RSUs vest one third over three years beginning the first anniversary of the date of grant. The Company recognized $290,943 and $172,253 in RSU expense for the nine months ended  September 30, 2024 and  September 30, 2023, respectfully.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested on December 31, 2023	19,787	$15.87
Granted	20,100	16.00
Vested	(18,229)	15.96
Nonvested on September 30, 2024	21,658	$15.92

9.	SUBSEQUENT EVENTS

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

●	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;
●	litigation tactics and developments, including those related to business interruption claims;
●	risks related to the conduct of our business while the merger with MCH is pending; and
●	risks related to uncertainties related to the consummation of the merger with MCH.

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

For the nine months ended September 30, 2024, the Company had direct written premiums of $76,788,000, net premiums earned of $62,332,000, and net earnings of $3,560,000. For the nine months ended September 30, 2023, the Company had direct premiums written of $68,900,000, net premiums earned of $55,529,000, and net earnings of $1,396,000. On September 30, 2024, the Company had total assets of $232,927,000 and equity of $73,103,000. On December 31, 2023, the Company had total assets of $211,017,000 and equity of $67,004,000.

On June 8, 2024, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with Mutual Capital Holdings, Inc., a Pennsylvania corporation (MCH), and Mutual Capital Merger Sub, Inc., a Pennsylvania corporation and a wholly owned subsidiary of MCH ("Merger Sub"). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of MCH (the "Merger"). As a result of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the "Company Common Stock") (other than shares owned by the Company as treasury stock), will be converted into the right to receive $23.50 in cash, without interest, representing a total equity value of approximately $73.8 million. The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by the holders of the Company Common Stock, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators, and (iii) other customary conditions. For each of the Company and MCH, the obligation to complete the Merger is also subject to the accuracy of the representations and warranties of, and compliance with covenants by, the other party, in accordance with the materiality standards set forth in the Merger Agreement. For a description of the treatment of equity awards under the Merger Agreement, see the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the "SEC") on October 28, 2024.

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

Net investment income and net realized gains (losses) on investments

We invest our surplus and the funds supporting our insurance liabilities (including unearned premiums and unpaid loss and loss adjustment expenses) in cash, cash equivalents, equities, fixed securities, and real estate. Investment income includes interest and dividends earned on invested assets as well as rental income on investment properties. Net realized gains and losses on invested assets are reported separately from net investment income. We recognize realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed securities) and recognize realized losses when investment securities are written down as a result of an as a result of impairment when sold or sold for an amount less than their cost or amortized cost, as applicable. We recognize in earnings the change in unrealized gains and losses on equity securities and limited partnership investments, excluding fixed income securities, when our investments are trading at an amount greater than or less than their cost, respectively. Net unrealized gains on investments in net earnings for the three and nine months ended September 30, 2024 were $534,000 and $1,595,000, respectively. Net unrealized (losses) gains for the three and nine months ended September 30, 2023 for investments in net earnings were losses of $837,000 and gains of $269,000, respectively. Our portfolio of investment securities is managed by two independent third parties with managers specializing in the insurance industry. The board of directors’ investment committee is responsible for establishing investment policies and monitoring risk limits and tolerances. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments, and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

The following summarizes our results for the nine months ended September 30, 2024 and 2023:

Premiums

Direct premiums written increased by $7,888,000, or 11.4%, to $76,788,000 for the nine months ended September 30, 2024 from $68,900,000 for the same period of 2023. Net written premium increased by $5,178,000, or 8.5%, to $66,348,000 for the nine months ended September 30, 2024 from $61,170,000 for the same period in 2023. Net premiums earned increased by $6,803,000, or 12.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, consistent with our increased premium writings in 2024.

For the nine months ended September 30, 2024, we ceded to reinsurers $10,515,000 of earned premiums, compared to $8,066,000 of earned premiums for the nine months ended September 30, 2023. Ceded earned premiums as a percent of direct premiums written increased to 13.7% from 11.7% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as a result of increased direct earned premiums and the addition of a ceding allowance on the first excess reinsurance contracts.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $739,000, or 19.5%, to $4,537,000 for the nine months ended September 30, 2024, as compared to $3,798,000 for the same period in 2023. This increase is the result of reinvestment of fixed income securities at higher effective interest rates than securities matured or disposed of.

Other

Other is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other decreased by $115,000, or 71.4%, during the nine months ended September 30, 2024 as compared to the same period in 2023 due to decreased Katkin sales.

Unpaid Losses and Settlement Expenses

	For the Nine-Months Ended
	September 30,

(In thousands)	2024	2023
Unpaid losses and settlement expense - beginning of the period:
Gross	$71,920	$67,614
Less: Ceded	12,737	13,610
Less: CECL allowance for reinsurance recoverable on unpaid losses	82	—
Net	59,101	54,004
Increase in incurred losses and settlement expense:
Current year	32,866	33,333
Prior years	8,168	3,366
Total incurred	41,034	36,699
Deduct: Loss and settlement expense payments for claims incurred:
Current year	8,410	9,045
Prior years	20,743	17,581
Total paid	29,153	26,626
Net unpaid losses and settlement expense - end of the period	70,982	64,077
Plus: Reinsurance recoverable on unpaid losses net of CECL	12,520	16,350
Plus: CECL allowance for reinsurance recoverable on unpaid losses1	80	115
Gross unpaid losses and settlement expense - end of the period	$83,582	$80,542

Gross unpaid losses and settlement expenses increased by $11,662,000, or 16.2%, in the nine months ended September 30, 2024 as compared to December 31, 2023. For the nine months ended September 30, 2024 and 2023, we experienced unfavorable development of $8,168,000 and $3,366,000, respectively. The current year development is primarily due to additional information received on prior year accident claims for Liquor Liability.

Losses and Settlement Expenses

Losses and settlement expenses increased by $4,335,000, or 11.8%, to $41,034,000 for the nine months ended September 30, 2024, from $36,699,000 for the same period in 2023. The loss and settlement expense ratio decreased by 0.3% to 65.8% for the nine months ended September 30, 2024, from 66.1% for the same period in 2023. The increase in losses and settlement expenses was driven by increased Liquor Liability claims. The ratio decreased as Businessowner's Property claims decreased relative to net earned premium. In addition, claim frequency by product in 2024 has decreased 0.4% to 5.4% despite policies in-force growing.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $2,223,000, or 10.7%, to $23,047,000 for the nine months ended September 30, 2024 from $20,824,000 for the same period in 2023. The increase in these expenses is mainly due to increases in legal, consulting, and commissions. Legal and consulting expenses are up $1,000,000 due to the pending merger and past proxy contest. Commissions increased as a result of higher written premiums.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 50 basis points from 37.5% to 37.0% for the nine months ended September 30, 2024 as compared to the same period in 2023.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. In addition, CECL expense is recorded here. Our general corporate expenses increased by $255,000, or 41.4%, for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase is due to increased current expected credit losses related to two new Other Invested Assets in 2024.

Interest Expense

Interest expense remained the same at $138,000 for the nine months ended September 30, 2024 and September 30, 2023.

Income Tax Expense

We reported income tax expense of $985,000 and $363,000 for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense in 2024 was primarily due to unrealized gains on investments and the associated deferred tax expense recognized. Our effective tax rate for the nine months ended September 30, 2024 was 21.7%, compared to 20.6% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

The following summarizes our results for the three months ended September 30, 2024 and 2023:

Premiums

Direct premiums written increased by $3,167,000, or 12.9%, to $27,662,000 for the three months ended September 30, 2024 from $24,495,000 for the same period of 2023. Net written premium increased by $2,533,000, or 11.7%, to $24,218,000 for the three months ended September 30, 2024 from $21,685,000 for the same period in 2023. Net premiums earned increased by $2,477,000, or 12.9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, consistent with our increased premium writings in 2024.

For the three months ended September 30, 2024, we ceded to reinsurers $3,479,000 of earned premiums, compared to $2,878,000 of earned premiums for the three months ended September 30, 2023. Ceded earned premiums as a percent of direct premiums written increased to 12.6% from 11.8% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of increased direct earned premiums and the addition of a ceding allowance on the first excess reinsurance contracts.

Premiums are earned ratably over the term of the policy whereas written premiums are reflected on the effective date of the policy.

Investment Income

Net investment income increased by $215,000, or 16.0%, to $1,557,000 for the three months ended September 30, 2024, as compared to $1,342,000 for the same period in 2023. This increase is the result of reinvestment of fixed income securities at higher effective interest rates than securities matured or disposed.

Other

Other is derived from policies we write and represents additional charges to policyholders for services outside of the premium charge, such as installment billing or policy issuance costs. Other increased by $5,000, or 9.8%, during the three months ended September 30, 2024 as compared to the same period in 2023.

Losses and Settlement Expenses

Losses and settlement expenses increased by $708,000, or 5.3%, to $14,144,000 for the three months ended September 30, 2024, from $13,436,000 for the same period in 2023. The loss and settlement expense ratio decreased by 4.8% to 65.1% for the three months ended September 30, 2024, from 69.9% for the same period in 2023. The increase in losses and settlement expenses was driven by increased Businessowner's Liability claims.  The ratio decreased as Businessowner's Property claims decreased relative to net earned premium. In addition, claim frequency by product in 2024 has decreased 0.4% to 5.4% despite policies in-force growing.

Policy Acquisition Costs and Other Operating Expenses and the Expense Ratio

Policy acquisition costs are costs we incur to issue policies, which include commissions, premium taxes, underwriting reports, and underwriter compensation costs. The Company offsets the direct commissions it pays with ceded commissions it receives from reinsurers. Other operating expenses consist primarily of information technology costs, accounting, and internal control salaries, as well as audit and legal expenses. Policy acquisition costs and other operating expenses increased by $273,000, or 3.9%, to $7,302,000 for the three months ended September 30, 2024 from $7,029,000 for the same period in 2023.

Our expense ratio is calculated by dividing the sum of policy acquisition costs and operating expenses by net earned premiums. We use the expense ratio to evaluate the operating efficiency of our consolidated operations. Costs that cannot be readily identifiable as a direct cost of a product line remain in general corporate expenses.

Our expense ratio decreased by 290 basis points from 36.5% to 33.6% for the three months ended September 30, 2024 as compared to the same period in 2023. The main driver of this decrease is contingent commissions to net earned premiums, which are down 2.35%, or 235 basis points.

General Corporate Expenses

General corporate expenses consist primarily of occupancy costs, such as rent and utilities. These costs are largely fixed and, therefore, do not vary significantly with premium volume but do vary with the Company’s changes in properties held for investment. In addition, CECL expense is recorded here. Our general corporate expenses increased by $44,000, or 20.0%, for the three months ended September 30, 2024 as compared to the same period in 2023.

Interest Expense

Interest expense remained unchanged at $46,000 for the three months ended September 30, 2024 from $46,000 for the same period during 2023.

Income Tax Expense

We reported income tax expense of $567,000 and a benefit of $199,000 for the three months ended September 30, 2024 and 2023, respectively. The increase in income tax expense in 2024 was primarily due to unrealized gains on investments and the associated deferred tax expense recognized. Our effective tax rate for the three months ended September 30, 2024 was 21.6%, compared to 20.5% for the same period in 2023. Effective rates are dependent upon components of pretax earnings and losses and the related tax effects.

The Company has not established a valuation allowance against any of the net deferred tax assets.

Financial Position

The following summarizes our financial position as of September 30, 2024 and December 31, 2023:

Unpaid Losses and Settlement Expense

Our reserves for unpaid losses and settlement expense are summarized below:

	As of September 30,	As of December 31,
(In thousands)	2024	2023
Case reserves	$39,885	$29,718
IBNR reserves	31,097	29,383
Net unpaid losses and settlement expense	70,982	59,101
Reinsurance recoverables, excluding CECL allowance	12,600	12,819
Reserves for unpaid loss and settlement expense	$83,582	$71,920

Actuarial Ranges

The selection of the ultimate loss is based on information unique to each line of business and accident year and the judgment and expertise of our actuary and management.

The following table provides case and IBNR reserves for losses and loss adjustment expenses as of September 30, 2024 and December 31, 2023.

As of September 30, 2024

(In thousands)	Case Reserves	IBNR Reserves	Total Reserves
Commercial liability	$33,405	$30,008	$63,413
Property	3,045	(778)	2,267
Other	3,435	1,867	5,302
Total net reserves	39,885	31,097	70,982
Reinsurance recoverables, excluding CECL allowance	1,676	10,924	12,600
Gross reserves	$41,561	$42,021	$83,582

As of December 31, 2023

				Actuarially Determined Range of Estimates
(In thousands)	Case Reserves	IBNR Reserves	Total Reserves	Low	High
Commercial liability	$24,286	$27,184	$51,470
Property	2,715	(127)	2,588
Other	2,717	2,326	5,043
Total net reserves	29,718	29,383	59,101	$52,617	$62,912
Reinsurance recoverables	2,371	10,448	12,819	10,346	14,081
Gross reserves	$32,089	$39,831	$71,920	$62,963	$76,993

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

The estimation process for determining the liability for unpaid loss and settlement expense inherently results in adjustments each year for claims incurred (but not paid) in preceding years. Negative amounts reported for claims incurred related to prior years are a result of claims being settled for amounts less than originally estimated (favorable development). Positive amounts reported for claims incurred related to prior years are a result of claims being settled for amounts greater than originally estimated (unfavorable development). For the nine months ended September 30, 2024 and 2023, we experienced unfavorable development of $8,168,000 and $3,366,000, respectively.

The potential for variability in our reserves is evidenced by this development. As a further illustration of reserve variability, we previously estimated unpaid loss and settlement expense net of reinsurance at the end of 2023 at $59,101,000. As of September 30, 2024, that reserve was re-estimated at $67,269,000, which is $8,168,000 higher than the previous estimate. This increase was largely driven by several motor vehicle related claims in accident years 2022, 2021, and 2020.

The estimation of our reserves is based on several actuarial methods, each of which incorporates many quantitative assumptions. The judgment of the actuary plays an important role in selecting among various loss development factors and selecting the appropriate method, or combination of methods, to use for a given accident year.

Investments

Our investments are primarily composed of fixed maturity debt securities and both common and preferred stock equity securities. We categorize all our debt securities as available-for-sale (AFS), which are carried at fair value as determined by management based upon quoted market prices when available. If a quoted market price is not available, fair value is estimated using a secondary pricing source or using quoted market prices of similar securities. Changes in unrealized investment gains or losses on our AFS securities, net of applicable income taxes, are reflected directly in equity as a component of comprehensive earnings (loss) and, accordingly, have no effect on net earnings (loss). Equity securities and the limited partnership are carried at fair value with subsequent changes in fair value recorded in net earnings (loss). Other invested assets include notes receivable, stock, a SAFE investment, Funds at Lloyd's, and membership in the FHLBC. Notes receivable are carried at outstanding balance plus accrued interest, which management believes reflects fair value. The Funds at Lloyd's, the SAFE investment, and the membership in FHLBC are carried at cost. Investment income is recognized when earned, and capital gains and losses are recognized when investments are sold, or credit loss has occurred.

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

In addition, we no longer consider the duration of the decline in value in assessing whether our fixed income securities available for sale have a credit loss impairment. If a credit loss is determined to exist, the credit loss impairment is recognized as a credit loss expense in the statement of operations with an offset to an allowance for credit losses. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Credit losses are limited to the amount by which the amortized cost of the security exceeds fair value. The Company and its independent investment managers evaluated our available-for-sale securities and determined that as of December 31, 2023 and September 30, 2024, there were no securities for which an allowance for credit losses adjustment was needed.

The fair value and unrealized losses for our securities that were temporarily impaired are as follows:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,326,055	$(24,963)	$1,326,055	$(24,963)
MBS/ABS/CMBS	505,082	(233)	19,582,844	(1,924,024)	20,087,926	(1,924,257)
Corporate	—	—	28,991,279	(2,336,523)	28,991,279	(2,336,523)
Municipal	776,030	(711)	12,544,802	(2,870,293)	13,320,832	(2,871,004)
Redeemable preferred stock	22,910	(95)	106,096	(3,329)	129,006	(3,424)
Total temporarily impaired fixed maturity securities	$1,304,022	$(1,039)	$62,551,076	$(7,159,132)	$63,855,098	$(7,160,171)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$1,289,774	$(61,994)	$1,289,774	$(61,994)
MBS/ABS/CMBS	8,345,340	(116,670)	24,323,865	(2,546,987)	32,669,205	(2,663,657)
Corporate	477,051	(1,319)	33,352,754	(3,068,867)	33,829,805	(3,070,186)
Municipal	—	—	12,149,238	(3,293,146)	12,149,238	(3,293,146)
Redeemable preferred stock	149,240	(12,309)	21,320	(3,524)	170,560	(15,833)
Total temporarily impaired fixed maturity securities	$8,971,631	$(130,298)	$71,136,951	$(8,974,518)	$80,108,582	$(9,104,816)

Corporate Bonds

The gross unrealized losses in the corporate bond portfolio decreased by about $0.7 million from a loss of $3,070,186 at the end of 2023 to a loss of $2,336,523 as of September 30, 2024. This was driven by the movement in Treasury rates. The Treasury yield curve has shifted significantly lower over Q3 which has caused bond prices across fixed income sectors to rise. Additionally, the corporate bond portfolio has benefitted from further spread tightening in Q3 (corporate spreads are now tighter by about 20 bps from the beginning of 2024).

Municipal Bonds

The gross unrealized losses in the municipal portfolio decreased by about $0.4 million from a loss of $3,293,146 at the end of 2023 to a loss of $2,871,004 as of September 30, 2024. This was driven by the movement in Treasury rates. The Treasury yield curve has shifted significantly lower over Q3 which has caused bond prices across fixed income sectors to rise. The municipal bond portfolio has benefitted by spread tightening so far in 2024 (taxable municipal spreads were mostly unchanged for Q3 but are tighter by about 13 bps from the beginning of 2024)

We screen the portfolio for securities that hit certain thresholds and review those securities for potential impairment. The thresholds vary by sector. For corporates, as an example, we screen for any holding that has a market price below $75 and a spread greater than the average spread of the BB Corporate index. For preferred stocks, we screen for securities that have an unrealized loss of more than 30% of book value. For structured securities, we use more quantitative analysis, including a discounted cash-flow model to measure the amount by which the present value of expected future cash flows is below the asset's amortized cost. When assessing whether the fair value of the security will be recovered, we may compare the present value of the cash flows likely to be collected, based on an evaluation of all available information relevant to the collectability of the security, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is referred to as the "credit loss." If there is a credit loss, the impairment is other-than-temporary. Under the new guidance for AFS debt securities, if we identify that there is a credit risk, an allowance for credit losses (ACL) will be recorded in earnings. Any remaining portion of unrealized losses related to the noncredit-related component will continue to be recognized in other comprehensive income (loss), net of tax. If we determine that we intend to sell the security, or that it is more likely than not that we will be required to sell the security prior to recovering its amortized cost basis less any current-period credit losses, the prior allowance would be removed, and the amortized cost basis would be adjusted to fair value.

For the nine months ended September 30, 2024, the Company did not take a credit loss or impairment charge on any of its fixed income security holdings. Adverse investment market conditions, or poor operating results of underlying investments, could result in credit losses or impairment charges in the future.

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

The fair value estimates of our investments provided by the independent pricing service at September 30, 2024 and December 31, 2023, respectively, were utilized, among other resources, in reaching a conclusion as to the fair value of our investments.

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

Deferred Policy Acquisition Costs

Certain acquisition costs consisting of direct and ceded commissions, premium taxes and certain other direct underwriting expenses that vary with and are primarily related to the production of business are deferred and amortized over the effective period of the related insurance policies as the underlying policy premiums are earned. On September 30, 2024 and December 31, 2023, deferred acquisition costs and the related unearned premium reserves were as follows:

(In thousands)	September 30, 2024	December 31, 2023
Deferred acquisition costs, net	$9,178	$8,552
Unearned premium reserves, net	50,521	46,505

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

As of September 30, 2024 and December 31, 2023, we had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2021 through the current year are open for examination.

Other Assets

As of September 30, 2024 and December 31, 2023, other assets totaled $2,520,000 and $2,406,000, respectively. Other assets includes intangibles, cash value of officer life insurance, and prepaids.

Outstanding Debt

The Company had $15,000,000 in outstanding debt, as of September 30, 2024 and December 31, 2023.

The Company also has borrowing capacity of $53.1 million with the Federal Home Loan Bank of Chicago (FHLBC), which is 25% of net admitted statutory assets of Illinois Casualty Company as of the prior year-end. As of September 30, 2024, the Company has used $15.0 million of that capacity through three separate 5-year term loans expiring between 2025 and 2027, with a weighted average interest rate of 1.21%. One loan for $6.0 million with a 1.4% interest rate expires on March 18, 2025.

The Company has $18.9 million in bonds pledged as collateral for all FHLBC loans.

Revolving Line of Credit

As of September 30, 2024, the balance on the line of credit was $0. As of the July 5, 2024 renewal, this line of credit is priced at prime plus 0.54% with a floor of 6.00% and renews annually with a current expiration date of July 5, 2025. The Company has $4.0 million of available credit and has pledged $4.0 million of business assets in the event the Company draws down on the line of credit. This agreement includes an annually calculated financial debt covenant requiring a minimum total adjusted capital of $21.0 million. Total adjusted capital is the sum of an insurer’s statutory capital and surplus as determined in accordance with the statutory accounting principles applicable to the annual financial statements required to be filed with Illinois Department of Insurance. There was no interest paid on the line of credit during the nine months ended September 30, 2024 and 2023.

Other Liabilities

As of September 30, 2024 and December 31, 2023, other liabilities totaled $1,229,000 and $1,259,000, respectively. Other liabilities includes advance premiums and amounts withheld.

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

Cash provided by operating activities increased by $5.4 million during the nine months ended September 30, 2024 compared to the same period in 2023. This increase was due to increases in premiums and reinsurance balances receivable and reinsurance balances recoverable offset by decreases in unpaid losses and settlement expenses and unearned premiums.

We maintain investment and reinsurance programs that are intended to provide sufficient funds to meet our obligations without forced sales of investments. We maintain a portion of our investment portfolio in relatively short-term and highly liquid assets to ensure the availability of funds.

In addition to the investment and reinsurance programs mentioned, we have access to cash via the Federal Home Loan Bank of Chicago of $48.2 million. We have drawn down $15.0 million as of September 30, 2024. We also have a $4.0 million line of credit with a local financial institution. As of September 30, 2024, our balance on the line of credit was $0.

As of September 30, 2024, we have cash and other investments maturing within one year of $25.5 million and an additional $47.4 million maturing between one and five years.

ICC is a limited partner of Mutual Capital Investment Fund (“MCIF”), which is an affiliate of MCH. MCH has advised the Company that MCIF will be providing funding for a portion of the aggregate Merger Consideration and, accordingly, ICC will receive a capital call in connection with the foregoing funding obligation, which is expected to be approximately $1.6 million.

One FHLBC loan for $6.0 million with a 1.4% interest rate expires on March 18, 2025 and will be repaid at that time. The maturity of this note is the main reason we are retaining additional cash and cash equivalents at September 30, 2024. We are earning nearly the same interest on the cash and cash equivalents as we would with fixed maturity securities.

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

Cash flows from continuing operations for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine-Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$16,027	$10,622
Net cash used in investing activities	(6,303)	(10,701)
Net cash used in financing activities	(191)	(396)
Net increase (decrease) in cash and cash equivalents	$9,533	$(475)

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

The amount available for payment of dividends from ICC in 2024 without the prior approval of the Illinois Department of Insurance is approximately $6.3 million based upon the insurance company’s 2023 annual statement. Prior to its payment of any dividend, ICC is required to provide notice of the dividend to the Illinois Department of Insurance. This notice must be provided to the Illinois Department of Insurance 30 days prior to the payment of an extraordinary dividend and 10 days prior to the payment of an ordinary dividend. The Illinois Department of Insurance has the power to limit or prohibit dividend payments if ICC is in violation of any law or regulation. These restrictions or any subsequently imposed restrictions may affect our future liquidity. ICC paid $900,000 and $1,250,000 in dividends to ICC Holdings, Inc. in the first nine months of 2024 and 2023. The estimated transaction costs related to the merger are substantial and may require an additional dividend from ICC this year.

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

The average maturity of the debt securities in our investment portfolio was 8.2 and 8.6 years as of September 30, 2024 and 2023, respectively. Our debt securities investments include U.S. government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, and corporate bonds, most of which are exposed to changes in prevailing interest rates, and which may experience moderate fluctuations in fair value resulting from changes in interest rates. We carry these investments as available-for-sale. This allows us to manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and board of directors and consultation with our third-party investment manager.

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

The table below shows the interest rate sensitivity of our fixed maturity investments measured in terms of fair value (which is equal to the carrying value for all our investment securities that are subject to interest rate changes):

	September 30, 2024
Hypothetical Change in Interest Rates (In thousands)	Estimated Change in Fair Value	Fair Value
200 basis point increase	$(11,038)	$103,706
100 basis point increase	(5,726)	109,018
No change	—	114,744
100 basis point decrease[1]	6,058	120,802
200 basis point decrease[1]	12,289	127,033

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of September 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to report.

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of common stock pursuant to share repurchase programs authorized by the Board of Directors.

     Purchases of Equity Securities

Date	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may be purchased under the plans or programs (1)
July 1, 2024 to July 31, 2024
Open Market Purchases	—	$—	—	$4,455,970
August 1, 2024 to August 31, 2024
Open Market Purchases	—	—	—	4,455,970
September 1, 2024 to September 30, 2024
Open Market Purchases	—	—	—	4,455,970
Total	—	$—	—	$4,455,970

(1)	In December 2022, the Company announced the establishment of a $5.0 million share repurchase program with no expiration date.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended  September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2024.

ICC HOLDINGS, INC.

By:	/s/ Arron K. Sutherland
Arron K. Sutherland President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael R. Smith
Michael R. Smith Chief Financial Officer (Principal Financial and Accounting Officer)